Form 10-Q
period 1996-05-31
NTN CANADA INC
filed 1996-12-13
CIK 797313

                                    FORM 10-Q


                       Securities and Exchange Commission
                             Washington, D.C. 20549


              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended: May 31, 1996
Commission file number: 0-18066



                                NTN CANADA, INC.
             (Exact name of registrant as specified in its charter)


               New York                             11-2805051
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)




                                 14 Meteor Drive
                       Etobicoke, Ontario, Canada M9W 1A4
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (416) 675-6666
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes    X                 No
                          -----                   -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the period covered by this report: 1,412,225 shares of common stock, par value $.07 per share, and 950,000 shares of preferred stock, $.01 par value per share.

                         PART I - FINANCIAL INFORMATION

                    Item 1. Financial Statements (unaudited)

                          Index to Financial Statements



Consolidated Balance Sheets as at May 31, 1996 and August 31, 1995.

Consolidated Statement of Operations and Retained Earnings (Deficit) for the nine month periods ended May 31, 1996 and May 31, 1995.

Consolidated Statement of Operations and Retained Earnings for the three month periods ended May 31, 1996 and May 31, 1995.

Consolidated Statement of Cash Flows for the nine month periods ended May 31, 1996 and May 31, 1995.

The financial information for the nine month periods ended May 31, 1996 and May 31, 1995 and the three month periods ended May 31, 1996 and May 31, 1995 is unaudited, but in the opinion of management contains all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial information shown therein.

Reference is made to the Company's Form 10-K Annual Report for the fiscal year ended August 31, 1995 for additional Notes to Financial Statements.

                                NTN CANADA, INC.
                         CONSOLIDATED BALANCE SHEETS AT
                        MAY 31, 1996 AND AUGUST 31, 1995


                                                                              May 31, 1996               August 31, 1995
                                                                              ------------               ---------------


ASSETS
CURRENT
Cash                                                                              $459,727                 $   277,840
Short-Term temporary investments                                                 4,521,529                   4,871,681
Accounts Receivable, Trade - net of allowance for doubtful
     accounts of $42,271; August - $47,834                                         473,258                     362,586
Accounts Receivable - Other                                                        106,152                     101,831
Inventory Held for Sale or Rent                                                    809,822                     555,256
Prepaid Expenses                                                                   143,076                     150,271
                                                                               -----------                 -----------
Total current assets                                                             6,513,564                   6,319,465
                                                                               -----------                 -----------

Property & Equipment, Net                                                        2,019,203                   1,620,995
License, Net                                                                       240,675                     250,051
Goodwill, Net                                                                      142,384                     162,159
                                                                               -----------                   ---------
                                                                                 2,402,626                   2,033,205
                                                                                ----------                  ----------
TOTAL ASSETS                                                                    $8,915,826                  $8,352,670
                                                                                ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Mortgage Payable                                                                         -                     244,223
Accounts Payable - trade                                                           421,199                     228,722
Accrued Liabilities                                                                135,693                     235,600
Income Taxes Payable                                                               176,042                      97,714
Total current liabilities                                                          732,934                     806,259
                                                                                   -------                     -------

Deferred Income Taxes Payable                                                       10,000                      10,000
                                                                                ----------                  ----------
TOTAL LIABILITIES                                                                $ 742,934                    $816,259
                                                                                ----------                   ---------

SHAREHOLDERS' EQUITY
SHARE CAPITAL
Common Stock - 1,412,225 Issued; August - 1,370,763
     Issued                                                                        129,535                     125,573
Preferred Stock  -  950,000 Issued                                                  11,523                      11,523
Capital In Excess of Par Value                                                   7,267,583                   7,145,997
Retained Earnings                                                                  764,251                     253,318
TOTAL SHAREHOLDERS' EQUITY                                                       8,172,892                   7,536,411
TOTAL LIABILITIES AND SHAREHOLDER EQUITY                                        $8,915,826                  $8,352,670
                                                                                ==========                  ==========

                                NTN CANADA, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
             FOR THE NINE MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995
                   (Expressed in Canadian Dollars - Unaudited)



                                                                       ------------------------------------------------------
                                                                                 May 31, 1996                May 31, 1995
                                                                                 ------------                ------------
Revenues                                                                           $4,732,916                  $3,324,044
Cost of Sales                                                                       1,841,773                   1,438,229
                                                                                    ---------                  ----------
                                                                                    2,891,143                   1,885,815
General and Administrative Expenses                                                 2,164,551                   1,570,782
                                                                                    ---------                  ----------

Income Before Income Taxes and
Unrealized Foreign Exchange Gain                                                      726,592                     315,033
Unrealized Foreign Exchange Gain                                                       79,441                      61,433
Income Before Income Taxes                                                            806,033                     376,466
Provision for Income Taxes                                                            295,100                     101,000
                                                                                -------------               -------------
Net Income                                                                            510,933                     275,466
Retained Earnings (Deficit), Beginning of Period                                      253,318                   (104,217)
                                                                                -------------              --------------
Retained Earnings, End of Period                                                $     764,251               $     171,249
                                                                                =============               =============
Earnings per Share                                                                         $0.32                       $0.24
                                                                                           =====                       =====

                                NTN CANADA, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                                RETAINED EARNINGS
            FOR THE THREE MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995
                   (Expressed in Canadian Dollars - Unaudited)




                                                                       ------------------------------------------------------
                                                                                 May 31, 1996                May 31, 1995
                                                                                 ------------                ------------
Revenues                                                                           $1,647,442                  $1,243,660
Cost of Sales                                                                         714,173                     498,494
                                                                                 ------------                ------------
                                                                                      933,269                     745,166
General and Administrative Expenses                                                   717,574                     534,127
                                                                                 ------------                ------------

Income Before Income Taxes
and Unrealized Foreign Exchange Gain                                                  215,695                     211,039
Unrealized Foreign Exchange Loss                                                        (154)                    (84,333)

Income Before Provision for Income Taxes                                              215,541                     126,706
Provision for Income Taxes                                                             95,100                      59,000
                                                                                 ------------                ------------
Net Income                                                                            120,441                      67,706
Retained Earnings, Beginning of Period                                                643,810                     103,543
                                                                                 ------------                ------------
Retained Earnings, End of Period                                                  $   764,251                  $  171,249
                                                                                 ============                ============
Earnings per Share                                                                        $0.07                       $0.06
                                                                                          =====                       =====

                                NTN CANADA, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                   NINE MONTHS ENDED MAY 31, 1996 AND MAY 31,
                1995 (Expressed in Canadian Dollars - Unaudited)




                                                                      -------------------------------------------------------
                                                                              May 31, 1996                May 31, 1995
                                                                              ------------                ------------
OPERATING ACTIVITIES
Net Income for the nine months                                                    $510,933                    $275,466
Adjustments to Reconcile Net Income to Net Cash provided
         by Operating Activities
         Depreciation and Amortization                                             239,821                     161,484
Changes in Assets and Liabilities
         Increase in Accounts Receivable                                         (114,993)                   (194,901)
         Decrease (Increase) in Inventory Held
               for Sale or Rent                                                  (254,566)                       4,137

Decrease (increase) in Prepaid Expenses                                              7,195                    (22,316)
Increase (decrease) in Accounts Payable
               and Accrued Liabilities                                              92,570                   (155,768)

         Increase in Income Taxes Payable                                           78,328                      88,860
                                                                                ----------                  ----------
Cash Provided by Operating Activities                                              559,288                     156,962

FINANCING ACTIVITIES
Proceeds from Issuing Common Shares
Mortgage Payable                                                                   125,548                   4,331,694
Bank Loan                                                                        (244,223)                     245,788
Cash Provided by (used in) Financing Activities                                  --                          (350,000)
                                                                                ----------                  ---------
                                                                                 (118,675)                   4,227,482
INVESTING ACTIVITIES
Purchases of Property and Equipment
Cash Used in Investing Activities                                                (608,878)                 (1,100,327)
                                                                                 (608,878)                 (1,100,327)
                                                                                ----------                  ---------
Net Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents, Beginning of Period                                   (168,265)                 (3,284,117)
Cash and Cash Equivalents, End of Period                                         5,149,521                   1,612,104
                                                                                 4,981,256                   4,896,221
                                                                                ----------                  ----------
Cash and Cash Equivalents are Represented by
Cash
Short-Term Temporary Investments                                                   459,727                     592,974
                                                                                 4,521,529                   4,303,247
                                                                                ==========                  ==========
                                                                                $4,981,256                  $4,896,221
                                                                                ==========                  ==========

Item 2.
Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------



The financial statements of the Company and the information in this analysis include the operations of the Company's wholly owned subsidiary, NTN Interactive Network Inc.


The financial statements of the Company are expressed in Canadian Dollars. The information contained in this analysis is expressed in both Canadian and United States Dollars, the conversion rate being Cdn $1.3616 per US$1.00 for fiscal 1996 and 1.3794 per US$1.00 for fiscal 1995.

Highlights of the Three Months ending May 31, 1996
--------------------------------------------------------------------



During the quarter, the Company signed an agreement with TSN The Sports Network, Canada's leading sports broadcaster, to bring live NTN interactive sports programming and sports trivia games to TSN's World Wide Web site. In addition the Company's Hospitality Network launched two new interactive programs - including Blue Jays 20th Anniversary Trivia (sponsored by the Toronto Blue Jays Baseball Club). At May 31, 1996, there were 473 installed sites, an increase of 20 sites over the previous quarter.

The Company's Corporate Products group delivered interactive programmes during the quarter for Coca Cola, to tie in with their Olympics involvement; for the Invest in Kids Foundation at a black tie fundraising event for 500 of Toronto's corporate elite; for General Motors Quebec, Trizec, and America OnLine Canada.

In a subsequent event, the Company's wholly-owned subsidiary NTN Interactive Network Inc. entered into a Letter of Intent on June 3, 1996 to acquire 100% of the shares of Magic Lantern Communications Ltd. for a total consideration of Cdn $2,350,000 (US$1,725,911) made up of a combination of stock and cash. Magic Lantern is Canada's leading distributor of educational video programming and is currently collaborating with New Brunswick Telephone to develop Educational Video-on-Demand in New Brunswick's pioneering interactive television initiative. Magic Lantern has also established a state-of-the-art centre of encoding and repurposing analog video content into digital MPEG format.


Results of Operations in the First Three Quarters
---------------------------------------------------------


During the nine months ended May 31, 1996, the Company's revenues totaled Cdn $4,732,916 (US$3,475,996), an increase of Cdn $1,408,872 (US$1,034,718) or 42.4%
from the same period in 1995. The primary contributor to the increase in revenues was the addition of 71 Hospital sites during the period. The Hospitality Network numbered 473 live and installed sites at May 31, 1996, up from 376 a year earlier.


Cost of sales of Cdn $1,841,773 (US$1,352,653) in the first nine months increased Cdn $403,544 (US$296,375) or 28.1% from Cdn $1,438,229 (US$1,042,648).
The major contributing factor to this increase was increased broadcast fees which are directly related to the number of hospitality sites.

General and administrative expenses increased Cdn $593,769 (US$436,082) or 37.8% over the same period last year. The major factors causing this increase included a Cdn $387,704 (US$284,741) increase in salaries due to additions of personnel to meet the demands of the Company's growth. Advertising and promotion expenditures increased Cdn $102,664 (US$75,400) due primarily to the development of a frequent player program. Other increases in general and administrative expenses result from increased business volumes reflected in the Company's increased revenues.

The unrealized foreign exchange gain for the first three quarters of fiscal 1996 was Cdn $18,008 (US$13,226) greater than the first three quarters of 1995. This gain results primarily from fluctuations in the Canadian/U.S. dollar exchange rate as it related to U.S. dollar temporary investments held by the Company.

Net income was Cdn $510,933 (US$375,245), an increase of Cdn $235,467 (or 85%) from the first three quarters of fiscal 1995.

Results of Operations
The Third Quarter
---------------------------------------


During the three months ended May 31, 1996, the Company's revenues totaled Cdn $1,647,442 (US$1,209,931), an increase of Cdn $403,782 (US$296,550) or 32% from the same period in 1995. The primary reason for increased revenue was the addition of 20 hospitality sites during the quarter as well as increased sponsorship revenue.

Cost of sales of Cdn $714,173 (US$524,510) in the third quarter increased Cdn $215,679 (US$158,401) or 43.3% from Cdn $498,494 (US$361,385). The major contributing factors to the increase in cost of sales includes increased broadcast fees which are directly related to the number of hospitality sites as well as an increase in depreciation expense on an increased rental equipment base.

General and administrative expenses of Cdn $717,574 (US$527,008) increased Cdn $183,447 (US$134,729) or 34.3% from Cdn $534,127 (US$387,217). The major factors causing this increase include a Cdn $108,193 (US$79,460) increase in salaries due to the addition of personnel to meet the demands of the company's growth. Advertising and promotion expense increased Cdn $22,695 (US$16,668) due to increased expenditures on point of sales materials and the costs associated with the frequent player program. Other increases in general and administrative expenses result from the Company's increased business volumes.

Net income for the third quarter was Cdn $120,441 (US$88,456), an increase of Cdn $52,735 (US$38,730) or 77.9% from the third quarter of fiscal 1995.

Management believes the general outlook for the rest of the fiscal year, will continue to be favorable with on-going growth in its core businesses. In addition, the company is pursuing other projects for the education market, including, LearnStar, a system and curriculum software for distance learning and in-class use.

Liquidity and Capital Resources
-----------------------------------------------------


In the first three quarters of Fiscal 1996, the Company's net use of cash amounted to (Cdn $168,265 US$123,579). During the same period in Fiscal 1995, cash and cash equivalents increased Cdn $3,284,117 (US$2,380,830).

Cash was provided by operations during the first three quarters of Fiscal 1996 (Cdn $559,288; US$410,758), as well as during the first three quarters of Fiscal 1995 (Cdn $156,962; US$113,790). The major factor in the increase in cash generated from operations was net income for the nine months of Cdn $510,933 (US$375,245) up from Cdn $275,466 (US$199,700) in Fiscal 1995.

Financing activities used Cdn $118,675 (US$87,158) in the first three quarters. Cash was used to pay off the mortgage on the land and building owned by the company. The Company issued common shares in the third quarter of 1996 with proceeds of Cdn $125,548 (US$92,206). In the first three quarters of Fiscal 1995 financing activities provided Cdn $4,331,694 (US$3,140,274), representing the proceeds from issuing common shares of Cdn $4,315,365 (US$3,131,160).

Investing activities used cash in both the first three quarters of 1996 (Cdn $608,878; US$447,178) and 1995 (Cdn $1,100,327; US$797,685). Cash used in the first three quarters of 1996 was less than in 1995 because the land and building owned by the company was purchased in the first quarter of 1995. There have been no similar transactions in fiscal 1996.

The Company believes that its working capital position provides the liquidity, on both a long and short term basis, required for its growth strategy.

The Company is substantially dependent on the continued existence of NTN Communications, Inc. Based on published reports on its first quarter ended March 31, 1996, the consolidated revenues for NTN Communications, Inc. increased 44% to US$8,275,000 from US$5,738,000 for the same period last year. NTN Communications, Inc. reported first quarter consolidated profit of US$273,000 as compared to a loss of US$1,897,000 in the first quarter in 1995. NTN Communications, Inc. had current assets of US$22,337,000 and shareholders' equity of US$31,379,000 as at March 31, 1996.

Inflation
----------------------------


The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

The Company pays a number of its suppliers in US dollars. Therefore fluctuations in the value of the Canadian dollar against the US dollar will have an impact on gross profit as well as the net income of the Company. If the value of the Canadian dollar falls against the US dollar, the cost of sales of the Company will increase, thereby reducing gross profit and net income. Conversely, if the value of the Canadian dollar rises against the US dollar, gross profit and net income will increase.

Part II.

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NTN CANADA, INC.

Dated:   July 8, 1996              By:   /s/ Peter Rona

                                   ---------------------------------------------


                                   Peter Rona,
                                   President and Principal Financial Officer