Form 10-K
period 1996-08-31
NTN CANADA INC
filed 1996-12-16
CIK 797313

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                      For the fiscal year ended: August 31, 1996
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                              the transition period from _________ to __________

                         Commission file number: 0-18066

                                NTN CANADA, INC.
             (Exact name of registrant as specified in its charter)

               New York                                11-2805051
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Indentification No.)

14 Meteor Drive, Etobicoke, Ontario                    M9W 1A4
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (416) 675-6666

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value US$0.0467

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes __   No _X_

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value (i.e., last price) of voting stock held by
non-affiliates of the Registrant, as of November 19, 1996:     US$9,024,135

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 19, 1996: 2,441,617 shares of common stock, par value US$.0467 per share

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I


                                 EXCHANGE RATES

         The currency amounts in this Annual Report on Form 10-K, including the financial statements, are, unless otherwise indicated, expressed in Canadian dollars ("Cdn$"). This Form 10-K contains translations of certain amounts in Canadian dollars into United States dollars ("US$") based upon the exchange rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified. For such purposes, the exchange rate means the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that Canadian dollars could be converted into U.S. dollars at the rate indicated or at any other rate. The Noon Buying Rate at the end of each of the five years ended August 31, 1996, the average of the Noon Buying Rates on the last day of each month during each of such fiscal years and the high and low Noon Buying Rate for each of such fiscal year's were as follows:


                                                                      August 31,
                            ----------------------------------------------------------------------------------------------

                                   1996               1995               1994               1993               1992
                                   ----               ----               ----               ----               ----
At end of period...........      Cdn$1.3685         Cdn$1.3432         Cdn$1.3712         Cdn$1.3208         Cdn$1.1952
Average for period.........          1.3634             1.3742             1.3573             1.2718             1.1726
High for period............          1.3815             1.4193             1.3890             1.3208             1.2048
Low for period.............          1.3401             1.3410             1.3095             1.1943             1.1203

            On November 18, 1996 the Noon Buying Rate was Cdn$1.3419.



Item 1.           Business.
                  --------
Formation

         NTN Canada, Inc. (the "Company") was originally incorporated under the laws of the State of New York on May 12, 1986 under the name Triosearch Inc. On June 9, 1988, Triosearch changed its name to NTN Canada, Inc. The Company presently conducts its operations through a wholly owned subsidiary, NTN Interactive Network Inc. ("NTNIN") which is the principal operating company of the entity. On October 4, 1994, NetStar Enterprises Inc. ("NetStar") (formerly Labatt Communications Inc.), an integrated broadcasting and communications enterprise, acquired approximately 35% of the Company's outstanding common stock for Cdn$4,252,500 (US$3,150,000 on October 4, 1994).

Recent Developments

         On October 2, 1996, NTNIN acquired, effective October 1, 1996, all of the outstanding stock of Magic Lantern Communications Ltd. ("Magic"), pursuant to which Magic became a wholly-owned subsidiary of NTNIN. Magic conducts its operations directly and through its wholly owned subsidiaries 745695 Ontario Ltd. ("Custom Video"), and B.C. Learning Connection ("BCLC"), and its 75% ownership of the outstanding shares of Sonoptic Technologies Inc. ("Sonoptic"). On October 10, 1996, Magic acquired 50% of the outstanding shares of 1113659 Ontario Ltd. ("Viewer Services"), a joint venture operated with International Tele-Film Enterprises Ltd. Reference is hereby made to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on October 17, 1996, for further information with respect to the Company's acquisition of Magic.

General Description of Business

         The Company, through NTNIN, currently provides its products and services through seven business units or subsidiaries. Of these seven, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group and the Corporate Events/Home Market Group. The other five units, collectively referred to as the "Magic Lantern Group," are (i) NTNIN's wholly-owned subsidiary Magic, which is involved in the marketing and distribution of Educational video and media resources, (ii) Magic's wholly-owned subsidiary Custom Video, which is involved in the manufacturing of videotape copies, (iii) Custom Video's wholly-owned subsidiary BCLC, which is involved in the marketing and fulfilment services of educational video titles, (iv) Magic's 75%-owned subsidiary Sonoptic, which is involved in the conversion of analog video to digital video formats, and (v) Magic's 50%-owned subsidiary Viewer Services, which is involved in the inbound telemarketing and fulfilment services for television broadcasters and others.

         The Hospitality Group is engaged in the marketing and distribution of NTN Entertainment Network services (the "Network") throughout the Dominion of Canada. These activities are being conducted through an exclusive license covering the Dominion of Canada granted to the Company by NTN Communications, Inc. of Carlsbad, California ("Communications"). The license grants NTNIN the right to market the products and programs of Communications throughout Canada for a 25 year term ending December 31, 2015. Communications does not have an equity position in the Company or in NTNIN. The President of Communications (Daniel C. Downs) is a director of the Company.

         The Network is designed to capitalize on the growing trend for more leisure activities through two-way interactive television ("IATV") communications. Programming can be offered 24 hours a day and consists of two-way interactive games. The Network features a wide variety of sports and game programs permitting viewer interaction and participation for 16 hours each day. It is currently available to over 3,100 subscriber sites (each a "Group Subscriber") across North America which are primarily hotels, restaurants, taverns, colleges, military bases and other group viewing locations. Over 520 Group Subscribers are located in Canada. Designed to be hardware independent, the Network can be transmitted through a variety of techniques: direct satellite, cable, gateway service, FM sideband, Internet, TV vertical blanking interval, and telephone.

         The Company's revenues have traditionally been primarily derived from the delivery of Network programming to customer sites, typically by satellite ("broadcast services"), the rental and sale of equipment used in the reception of broadcast services and on-subscriber-site interactive participation in broadcasts over the Network, maintenance services, and event programming for corporate clients. Revenue from broadcast services was Cdn$3,520,814 (US$2,572,754) for the Company's fiscal year ended August 31, 1996 (the "1996 Fiscal Year").

         Over the past two years, revenue from equipment sales has gradually decreased, while revenue from equipment rental has risen. These changes reflect the success of the system rental program introduced over two years ago. Revenue from equipment sales was Cdn$148,330 (US$108,389), while revenue from equipment rental was Cdn$959,153 (US$700,879) for the 1996 Fiscal Year.

         Revenues from maintenance services grows in proportion to the number of Hospitality Network customers, which pay a monthly fee based on the size of their system. These revenues were Cdn$476,533 (US$348,216) for the 1996 Fiscal Year.

         In common with many businesses, credit risk is dependent upon the type of customer which the Company supplies. A large percentage of the Company's customers are in the food and beverage industry which traditionally has a higher than average failure rate. This is reflected in the allowance for doubtful accounts of Cdn$39,000 (US$28,498) for the 1996 Fiscal Year. The Company does not anticipate any significant increases in bad debt expense as a percentage of revenue as a result of increased sales to the food and beverage industry.

         The Corporate Events/Home Market Group is engaged in developing and delivering interactive programs for corporate clients for use at sales and training meetings, trade shows, and special events. Revenue from the Corporate Events/Home Market Group's activities for the 1996 Fiscal Year were Cdn$518,275 (US$378,718).

         The expanding revenue base from Hospitality system clients in the 1996 Fiscal Year was the major contributor to net profit of Cdn$541,059 (US$395,366).

Research and Development

                  The Company has not been involved in basic or applied technology research. The Company's major contribution to the research and development efforts involving the Network has been to provide market feedback and recommendations to Communications on product and program developments which would improve marketing efforts in Canada. There is little, if any, direct expense incurred in this effort.

         The Corporate Events/Home Market Group has begun business development and liaison activities which are expected to lead to the development, marketing, and delivery of interactive programs delivered to the home consumer market via third-party providers, through the Internet and distribution systems being developed by telephone and cable companies in Canada. The Company anticipates that it will increase its participation in Home Market product and program development in the future and there may be expenses associated with that effort in the Company's fiscal year ending August 31, 1997 (the "1997 Fiscal Year") and beyond. These expenditures will arise, and the projected amounts will be known, only after detailed plans are developed.

         The Company expects to take an increasingly active role in the development of Communications' products and services in the 1997 Fiscal Year. The nature of this role is presently being discussed with Communications. The Company is formulating a number of new product and service concepts for specific client applications. If the Company determines to take them beyond the concept phase, their development will be discussed with Communications and others to determine the roles, investment, and effort required of each party.

The NTN Entertainment Network

         The products of Communications include hardware and software which enables groups of people to interact with programming delivered to television monitors. More than 3,100 restaurants, lounges, hotels, and other hospitality sites across North America have installed systems capable of receiving Network broadcasts ("Subscriber Systems"). The Subscriber Systems receive satellite broadcasts containing the Network interactive programs, such that thousands of patrons at Group Subscriber locations can interact with the same programs simultaneously. NTNIN markets the Network throughout Canada to the hospitality industry, installs the systems, and provides technical and marketing support to Network sites.

         The Network is owned and operated by Communications, a company based in Carlsbad, California. The Network uses existing technology to broadcast two-way interactive live events to Subscriber Systems. The Network provides digital data broadcast transmissions which enable equipment and software at Group Subscriber locations to display text and graphics programming and to interpret responses from Network viewers. All programming is produced at and transmitted from the NTN Broadcast Center in Carlsbad. This facility is equipped with video, satellite and communications equipment, and sophisticated multimedia computers. Communications can provide simultaneous transmission of up to 16 live events for interactive play and a multitude of interactive games and other programs, allowing distribution of different programs to customers in different geographical locations. The Company has no control of such facilities.

         Each Group Subscriber receives a Subscriber System which includes a satellite dish antenna, a signal decoder, a personal computer with fully integrated proprietary software, a base station, and multiple hand-held wireless response units ("Playmakers") used by customers for interactive play.

         The computer in each Subscriber System controls the TV monitor display based upon instructions delivered to it over the Network. Viewer responses entered on the Playmakers are ordinarily processed and displayed within the Subscriber System without any need for communication to the Broadcast Center. The Subscriber System can communicate with the Broadcast Center, however, via modem when appropriate commands are sent over the Network, but the comparatively small amount of data traveling inward from the Subscriber System to the Broadcast Center makes it possible to operate the Network at minimal expense.

         In addition to tabulating local Playmaker responses and communicating with the Broadcast Center, the Subscriber System computer can generate local text inserts at the direction of the Group Subscriber, and can call up computer generated color graphics displays for various purposes, including advertisements sold for broadcast on the Network, all as directed by the Broadcast Center.

Network Programming

         The two-way interactive programming currently featured over the Network includes a variety of interactive sports and trivia games. The broadcast schedule includes between 14 and 17 hours of interactive programs per day. All present Network programming is structured to provide time for national, regional and local advertisements, as well as for local inserts, which permit each Group Subscriber to display announcements of promotional prices or other events at its business location. Communications holds licenses with major sports leagues which enable it to produce and deliver interactive games played in conjunction with live broadcasts of sporting events. Licenses are in place with the National Football League, Canadian Football League, National Hockey League, and Major League Baseball.

         NTN Play-Along Games are played in conjunction with live, televised events. The best established of these is QB1, a game of football strategy which attracts over 30,000 participants each week across the Network. QB1 is designed to be played simultaneously with the broadcast of a live football game. In a typical Group Subscriber environment, QB1 players watch the televised football game and attempt to call the offensive play about to be played on the field. A QB1 player may enter his or her play selection from among 20 possible plays at any time up until the snap of the ball by pushing the appropriate keys on his Playmaker.

         As play unfolds on the field, a description of the play that actually takes place is transmitted by the Broadcast Center. The computer in the Subscriber System receives this information and compares it with the QB1 players' selections. Within seconds, it assigns a point value to each player's selection depending on the accuracy of the player's prediction. A dedicated local television monitor then displays that score, together with the names and rankings of the other QB1 players at the Group Subscriber location. The scores and rankings are updated after each play.

         DiamondBall is an interactive game played simultaneously with the broadcast of a live baseball game. With the use of the Playmaker, selections are made before the pitch which allow the player to predict the outcome. Possible choices include fly balls, ground balls, the direction of hits, walks, strikeouts and home runs. Points are awarded for correct calls and are tabulated and posted in the same manner as in QB1.

         PowerPlay is an interactive hockey game. Played simultaneously with a live, televised hockey game broadcast, the object of PowerPlay is to predict play opportunities that will result in goals or shots on goal. The game is divided into six separate scoring segments, with the winner being determined by the total points scored in all six segments. Participants use their Playmakers to enter player selections as well as to choose play sequences they believe will result in either a goal or a shot on goal.

         NTN Fantasy Games are fantasy league games played in conjunction with sporting events or rotisserie leagues. These include DreamTeam, a baseball fantasy league which enables subscribers, through interactive television, to draft actual baseball players and create whole teams; Hoops, a fantasy game in which players "manage" a professional all-star basketball team; Brackets, a basketball or hockey tournament prediction game; and Football Challenge, in which players make a weekly selection of winners of college and professional football games. Players playing these programs gain points based upon the level of their players and teams.

        NTN Premium Trivia Games are promotion-oriented weekly game shows that usually require an hour of participation. Prizes are awarded to the top finishers. Games include the following:

                  Showdown is designed for competition among all participating Group Subscriber locations for major prizes. Not only do players compete among themselves at each location, but the comparative scores of different locations are also displayed to enhance competition. Showdown is broadcast one night each week, 52 weeks a year. Each hour-long show includes five separate competitive segments.

                  Sports Trivia Challenge is currently broadcast on Thursday evenings and follows a format similar to Showdown, but focussed on sports. Players are invited to play 60 minutes of sports trivia, competing with players in other establishments across the Network.

                  Spotlight, broadcast on Friday evenings, quizzes players about the world of show business and celebrities. This innovative game tests players' knowledge of the entertainment world, and polls their opinions on current media topics.

                  Playback, broadcast on Saturday evenings, challenges players to answer questions on music news, trivia, song titles, and topics from a variety of musical genders from classical to hip hop.

                  Trivial Pursuit Interactive, scheduled on Tuesdays and Fridays, is the interactive television version of the popular trivia board game.

                  Sports IQ is a weekly sports trivia game featured on Monday evenings.

        Half-hour interactive trivia games comprise the majority of the Network's programming. Countdown and Wipeout are designed for fast competitive play among participants at each Group Subscriber location. The Network broadcasts Countdown and Wipeout daily in half-hour segments. To play the game, players must answer a series of questions using the Playmaker. The faster the questions are answered correctly, the more points the player receives. After each question, the correct answer is displayed on the monitors, together with each player's answer and total score. In addition, the players' rankings are displayed. Each half-hour segment is separate, so that the display of scores and names is reset before the next segment begins. Other Network trivia games include:

                  Hockey Hall of Fame Trivia is a specialty sports trivia program developed by the Company for exclusive distribution in Canada. Similarly, Players Raceworld Trivia and 20th Anniversary Toronto Blue Jays Trivia were developed by the Company in conjunction with the Players Racing Team and the Toronto Blue Jays Baseball Club, respectively. These specialty sports trivia game are sponsored and distributed exclusively on the Canadian portion of the Network.

                  NightSide is a variety show and trivia game dealing with adult topics. It is broadcast one night each week, but may be repeated several times a week. Played like other Network games, players use Playmakers to answer a series of questions which are followed by jokes, quotes and interesting information. NightSide focuses more on entertainment than on competition and the content of the game is designed to foster discussion among players.

                  For subscribers who demand a more challenging trivia game, the Network offers Brainbusters, in which players are asked trivia questions of greater difficulty. Viewer's Revue is a program which features trivia questions submitted by Network viewers.

                  Other trivia programs include Topix, half hour programs featuring new themes each day; Retroactive, featuring pop-culture trivia with 60s, 70s and 80s content; Football Trivia; and Football Weekend Roundup, a late evening football trivia game featured on Mondays.

Hospitality Market

         The Hospitality market will remain the Company's largest traditional core business in the 1997 Fiscal Year. The Company positions the Network to prospects and clients as a means of attracting patrons (to play the games), retaining their patronage (as they return to play again), and increasing the length of time patrons stay in their establishment. As the number of repeat customers and their length of stay increases, the hospitality establishment has an increased opportunity to sell additional food and beverage.

         During the 1996 Fiscal Year, a 40 Playmaker Subscriber System was introduced for the Hospitality market enabling locations to attract and satisfy larger playing audiences. Over 10% of Network locations in Canada now have the new 40 Playmaker Subscriber System.

         The Hospitality Group sales force targets the most potent Hospitality outlets in Canada, including a number of chain accounts. Attractive rental packages are in place to support the Company's sales efforts. The Company promotes the Network as one of the best and technically advanced forms of on-premises advertising to this market, offering long term repetitive exposure to a captive, attentive, and enthusiastic audience.

         Each hospitality end user receives the Subscriber System, including the equipment and license to the software, from the Company. In most instances, the customer rents the equipment from the Company. The Company, in turn, purchases equipment from several suppliers and the Playmaker devices from Communications. Following installation, each end user pays a monthly fee to the Company for the broadcast services.

         The Hospitality Group's key objective is to expand the Canadian Network by 80 sites in the 1997 Fiscal Year, providing a stronger core revenue base, with sufficient size to support major advertising and sponsorship program initiatives.

         The Network programming includes advertising, promotional spots (promoting Network competitions and special events), and public service announcements. Ten minutes each hour are available for advertising and promotional spots. Each of the spots are designed to be fifteen seconds in length for a total of 40 spots per hour. Communications, at the direction of the Company, can insert advertising messages into its Network programming for any number or combination of Canadian Group Subscriber locations. In addition, messages can be broadcast over the entire Network or custom-tailored for any specific location or for Canada only.

         The advertising sales staff within the Hospitality Group sells advertising in blocks of two-fifteen second ad spots per hour for a total of fourteen hours per day. Selected program sponsorships are also sold, in which event the Company's graphics artists incorporate advertisers' logos and messages within a program's content. For example, the Player's Raceworld Trivia shows provide 30 minutes of commercial exposure each week for the Player's Racing Team. Such sponsorships provide advertisers with premium exposure within a sponsored program.

         Advertising and sponsorship revenues for the 1996 Fiscal Year was Cdn$198,989 (US$145,407). Canadian Network sponsors also contributed prizes for Network game winners, with a total retail value in excess of Cdn$100,000 (US$73,073).

Corporate Market

         The Corporate Events/Home Market Group continues to market, develop, and deliver a variety of corporate training, testing, and entertainment programs to a blue chip clientele across

Canada and abroad. The Company promotes its products and services to this market through a direct sales staff, as well as through event agencies whose sales forces sell NTNIN services as part of a full service offering. These agencies generated a number of events at national sales meetings and conferences during the 1996 Fiscal Year. Agents which sell or resell these services do not operate under contract to the Company or NTNIN and they are compensated, on a commission basis, when payment is received for their "sales". None of these firms have "exclusive" arrangements with the Company or NTNIN.

         It is anticipated that the marketing focus will change in the 1997 Fiscal Year in order to attract more extended and repeat corporate events. The Corporate Events/Home Market Group is targeting vertical markets, including the pharmaceutical, automotive, banking, and insurance industries. These industries have diversified workforces spread throughout the country, requiring effective and compelling communications tools, which Management believes the Company provides.

         The Group will also introduce a new product in the 1997 Fiscal Year targeted at the human resources departments of large corporations. This product will enable corporate trainers to develop interactive programs and operate the interactive systems on their own. The Group will have little or no direct "post-sale" involvement other than initial training. A monthly license fee will be charged to such clients and will be set at an affordable rate to attract volume sales.

         The Company has permanent systems installed at several high profile venues, including one in the exhibit area of the Hockey Hall of Fame in Toronto. At SkyDome in Toronto, a system enables patrons of the SkyBoxes to play interactive games while watching live events on the field. Another system in a large kiosk at GM Place in Vancouver quizzes passersby about the General Motors products being promoted. These popular installations support the Company's efforts to put its systems and programs into interesting, involving and profitable use in a variety of Corporate and Retail venues.

Home Market

         The Corporate Events/Home Market Group has recently begun preparations to market programs, similar to those offered on the Network, to the home consumer market via the Internet and enhanced distribution systems being introduced by telephone companies and cable system operators. The home market programs are intended to provide multi-player interactive games through home computers and televisions with access to third party services such as gateway services, corporate and commercial World Wide Web sites, and interactive cable systems.

         The Company has recently entered into a contract with AOL Canada which is intended to lead to providing AOL Canada with a selection of Canadian oriented interactive game content for use by subscribers of this gateway service. AOL Canada has approximately 111,000 subscribers and expects its subscriber base will increase to 250,000 during the 1997 Fiscal Year.

         The Company has also entered into agreements, together with Communications, to provide interactive game content for "tsn.ca", the World Wide Web site of TSN The Sports Network, the leading sports television specialty service in Canada, and to provide interactive game content for Bell Canada's broadband interactive television trials in London, Ontario and Repentigny, Quebec. Consumer trials are expected to be launched later in 1997.

         The Company has also entered into an agreement with Videoway Communications ("Videoway"), a cable service provider in Canada, pursuant to which the Company shall initially provide consulting services to Videoway and may result in the Company providing a selection of interactive games for use by Videoway's cable subscribers.

         Communications has considerable experience in providing interactive entertainment programming to the home market through its affiliation with GTE MainStreet, America OnLine, GEnie, and others. Communication's sizable catalogue of interactive games, exclusive licenses for the delivery of major league interactive sports, over eleven years of continuous development, programming, and broadcasting of IATV programs leads the Company to believe that both Communications and the Company are well positioned for the future in this market.

Sales and Marketing

         The marketing of the Network in Canada is conducted by the Company's direct sales force and through two regional sublicensees. These sublicensees, in turn, are expected to market the system to end-users, primarily Group Subscribers.

         Sublicense agreements exist with the two sublicensees, one for the Province of Manitoba and one for the Province of British Columbia. The sublicensees receive commissions based solely upon their ability to market the Network within their exclusive territories. During the year ended August 31, 1996, commissions of Cdn$41,214 (US$30,116) were paid to the Manitoba sublicensee, and Cdn$167,564 (US$122,444) to the British Columbia sublicensee.

         Each sublicensee is responsible for marketing the Network to end-user establishments in its assigned territory in a manner consistent with the Company's policies and directives. The sublicense agreement is generally for a ten-year term and provides for the payment of a one-time sublicense fee and for the payment of commissions by the Company based upon Company Group Subscriber revenues derived from the sublicensee's exclusive region. In areas where the Company does not have exclusive sublicensees, the Company markets the Network directly.

         At present, Communications has distribution arrangements with gateway services, systems which operate in conjunction with home personal computers through telephone lines. These services currently have in excess of 15,070,000 subscribers worldwide, of which America OnLine (AOL) has approximately 7 million worldwide, and AOL Canada has approximately 111,000 in Canada. Prior to the 1997 Fiscal Year, the Company had no direct agreement or arrangements with any provider of gateway services. The Company's revenues will include the Canadian portion of revenues received by Communications from gateway services.

Education

         Communications has been active for several years in bringing interactive systems and services to the education field. Through its subsidiary LearnStar Corp. ("LearnStar"), Communications developed LearnStar, a system and curriculum software for distance learning and in-class use. LearnStar's products and services were introduced to the education market in the United States in early 1995 and has been licensed to approximately 110 schools to date.

         LearnStar's products and services are targeted at schools and teachers who are seeking an educational tool to increase student interest in learning via interactive competitions in the classroom. The system enables a school to evaluate the academic proficiency of the students, while creating an enjoyable environment in which students seem more apt to participate. Using similar technology to that used by the Network, the LearnStar interactive learning system can conduct academic competitions, collect data for surveys and provides local, regional and national testing capabilities. All of these products and services can be utilized within a single classroom, at one distinct site, or at multiple schools throughout the country, all with instantaneous feedback.

         The Company has continued to investigate market opportunities for LearnStar in Canada. Management believes the education market could become a significant growth area for the Company. Following the acquisition of the Magic Lantern Group in October 1996, the Company determined that plans for the introduction of LearnStar in Canada should be developed in concert with Magic and this process is presently underway. LearnStar has granted to the Company the exclusive license to market its products and services for educational applications throughout Canada.

Other Markets

         Communications has created a wholly-owned subsidiary called IWN, Inc. ("IWN") which is developing interactive gaming applications. IWN's initial focus is on pari-mutuel wagering, with planned expansion into other gaming venues. The Company intends to periodically review IWN's development with Communications to clarify how the Company could benefit when interactive gaming begins in Canada. The Company has not invested any funds in the gaming application development project, has not evaluated the interactive gaming market in Canada, and has made no commitments or plans to expand into lotteries, casinos, and pari-mutuel betting.

Dependency Upon NTN Communications, Inc.

         All programming for the Network is furnished by Communications and is supplied through independent transmission companies. In addition, Communications is the Company's sole supplier of selected components of Network subscriber systems including Playmakers. The Company has no equity interest in Communications and the long term viability of the Company's Network business is dependent upon the continued availability of broadcast services originating at Communications' Broadcast Center. If Communications ceases operations or terminates broadcast services, the Company believes, but cannot assure, that services of the nature, quantity, and quality currently provided by Communications would become available from others. Any interruption in broadcast services would result in an interruption in those broadcast services normally delivered to Group Subscriber. Other Company services would continue, including the availability of interactive programmes and games. The Company has not formulated plans for action which would be taken should Communications cease operations or alter the availability or terms of continued availability of broadcast services.

         Accordingly, the Company is substantially dependent upon the continued existence of Communications. Based upon its Annual Report on Form 10-K for its fiscal year ended December 31, 1995, Communications reported a net income (loss) of approximately US$(3,948,000), US$707,000 and US$(1,301,000) for the years ended December 31, 1995, 1994 and 1993, respectively. According to its latest Quarterly Report on Forms 10-Q, Communications reported a net (loss) of approximately US($4,101,000) for the nine months ended September 30, 1996 and had shareholders' equity of US$27,837,000 and working capital of US$9,132,000 at September 30, 1996.

Competition

         The Company currently operates in a number of markets. The traditional core businesses focus on the Hospitality industry, to which the Company markets the Network as a revenue generating marketing tool; and the broader corporate market, to which the Company offers its technology and programs as an effective medium with which to deliver interactive training and testing programs, and as a compelling information and entertainment medium for corporate events and trade shows.

         During the 1996 Fiscal Year, the Hospitality Group became aware of a new entertainment system attempting to enter the Hospitality market. Called Sports Active, this system offers only two programs, a football game and a trivia game. The football game, for which players are charged a per game fee, can be played by only two customers at a time, is based on prerecorded game simulations between non-professional "generic" football teams, and lasts approximately 30 minutes. The trivia game is a variation of a CD-Rom based game released to the retail market approximately one year ago. While it is visually entertaining, it requires audio and the Company believes this is a significant drawback in the restaurant environment in which it is being marketed. Because Sports Active seeks long term leases from its Hospitality clients, and because there is a charge for players, the Company does not believe this will be a significant competitive entry.

         The Company has not experienced the impact of any direct competition in its corporate market to date. The Company defines "direct competition" as other providers of products or services which offer similar features and benefits to customers. The Company is not aware of other companies marketing interactive television services of a comparable nature, within its client base or target groups, in any manner which competes with the Company. NTNIN tries to position its products and services so they are not directly comparable to any products or services available elsewhere.

Magic Lantern Group

         The Magic Lantern Group of companies operates in five principal markets. Magic Lantern Communications Ltd. markets and distributes an exclusively licensed library of educational video titles to schools, school boards, and Ministries of Education across Canada. Compared to the total business volumes of the 28 members of the Canadian Media Producers and Distributors Association of Canada trade association, it is believed Magic has approximately a 20% share of the grades K-12 market, making it the dominant player in this, Magic's primary market. Magic's exclusive distribution rights enable it to not compete for the sale of specific titles, but for a share of the available media buying budget within each educational jurisdiction. Several years ago, Magic began accumulating digital delivery rights for the titles it distributes, and approximately 75% of all titles in its library include such rights. It is believed that this extensive library of titles with digital delivery rights will favorably position Magic as distribution technologies and delivery systems migrate to digital formats - a process which is already underway in Canada.

         Custom Video provides video dubbing and conversion services, primarily in the Southern Ontario market. Dozens of competitors exist in this area, and Custom Video's market share is unknown. Approximately 45-50% of Custom Video's current business is from Magic and its subsidiary, BCLC. The remainder is from a growing number of repeat commercial clients which rely on Custom Video to provide timely delivery of quality duplications at competitive prices, and from a small amount of walk-in business traffic. In the past twelve months, Custom Video has upgraded and increased its capacity in order to ensure it satisfies the steady increase in demand for its services.

         B.C. Learning Connection has traditionally operated under an exclusive arrangement with the British Columbia Ministry of Education to provide marketing and fulfilment services for educational videos in the B.C. school system. The Company is presently negotiating to extend the term of this arrangement.

         Sonoptic Technologies Inc., located in Saint John, New Brunswick, operates a digital video facility which converts analog video to digital video formats suitable for distribution through the Internet, as well as through broadband distribution networks being established by telephone and cable companies in Canada and elsewhere. This is a relatively new type of business and, while there are numerous "low-end" service providers entering the market in North America, there are no clear leaders or dominant players which have emerged. Sonoptic has been granted preferential supplier status by NBTel, the provincial telephone company in New Brunswick, for the conversion of video materials which will be delivered on its broadband network, now being introduced in the province. Sonoptic is also positioning itself as the premier source for digital video consulting and conversion services within the key markets which are expected to emerge in the next two to three years.

         Viewer Services, a new joint venture company 50% owned by Magic, was created to assume the inbound telemarketing and product fulfilment business previously operated by TVOntario, the provincial educational television broadcaster in Ontario. Viewer Services begins its operation in November 1996 and will initially focus on assuming and building the fulfilment services associated with TVOntario programming. In this regard it has no direct competition.

Employees

         The Company has 68 employees in the five subsidiaries (excluding Viewer Services), consisting of eight executives, ten salespersons, 23 persons involved in technical and warehouse services, four involved in graphic development, six clerical staff, nine in marketing and eight individuals involved in finance and administration. During the 1997 Fiscal Year, the Company anticipates hiring an additional five persons in various capacities to assist in the Company's growth and development. Employee relationships are satisfactory and the Company believes its planned staff to be adequate for its anticipated needs.


Item 2.   Properties.

         In November 1994, the Company acquired an approximately 25,000 square foot parcel of land in Etobicoke, Ontario, Canada, on which a 12,500 square foot free-standing, one story building was previously erected. The Company presently utilizes this building as its principal place of business. The Company owns the Etobicoke property and building free of any liens, the purchase mortgage for the property having been paid in full and satisfied on October 2, 1995.

         Magic owns three office units, comprising an aggregate 8,000 square feet of office space, in a building located in Oakville, Ontario, Canada. These properties, which collectively serve as Magic's principal executive offices, are secured by a debenture due on demand with an outstanding principal amount of Cdn$652,407 (US$486,399) as of November 25, 1996. Magic and its subsidiaries also lease (or are negotiating leases for) additional properties as follows:

                                                                           Lease
                                                            Square       Expiration
           Location                      Purpose             Feet           Date               Annual Rent
           --------                      -------             ----           ----               -----------
Saint John, New Brunswick       Offices                     2,342          5/31/00     Cdn$35,130     US$25,670
Burnaby, British Columbia       Offices and warehouse       2,000          6/30/97         19,200        14,030
Langley, British Columbia       Offices                     1,048         12/31/97          8,400         6,138
Oakville, Ontario               Offices and warehouse       4,000             *            15,970        11,670
----------
* Under negotiation for future term.

         The Company believes that the facilities of the Company and Magic are adequate for their present requirements.

Item 3.   Legal Proceedings.

         Set forth below is a description of material pending litigation to which the Company is a party.

                  (a) On June 12, 1992, the Company, together with Communications and NTNIN, commenced a lawsuit against Interactive Network, Inc. ("Interactive") and its president, David Lockton, in the Federal Court of Canada, Trial Division, in Montreal, Quebec, under the title NTN Communications, Inc., NTN Sports, Inc. and NTN Canada, Inc.
         v. David Lockton and Interactive Network, Inc. (the "Company Action").

                  The Company Action seeks a declaration of non-infringement with respect to Canadian Patent No. 1,274,903 held by Interactive (the "Interactive Patent") and to establish that the Company, Communications and NTNIN have properly done business in Canada since the fall of 1986.

                  The basis for the Company's claim in the Company Action is that the systems used by the Company to produce interactive programming are not within the scope of the claims of the Interactive Patent. The Company thereafter amended its complaint to include a claim of invalidity of the Interactive Patent based upon untrue and materially misleading claims made by Interactive in its petition for the Interactive Patent. Except for the aforementioned pleadings, no proceedings or discovery have been undertaken in the Company Action.

                  (b) Subsequent to the commencement of the Company Action, and on June 18, 1992, Interactive commenced a lawsuit against the Company, Communications and NTNIN in the Federal Court of Canada, Trial Division, Montreal, Quebec, under the titled Interactive Network, Inc.
          v. NTN Communications, Inc., NTN Sports, Inc. and NTN Canada, Inc. (the "Interactive Action"). The Interactive Action alleges that Interactive granted Communications the right to use the Interactive Patent, which right Communications then improperly licensed to the Company and NTNIN. Interactive alleges that the license agreement between Communications and the Company and NTNIN infringes upon the Interactive Patent. The Interactive Action seeks a declaration of the validity of the Interactive Patent, an injunction restraining the Company from further infringement, and either damages (in an unspecified amount) or an accounting of profits derived from certain games used in Canada. Except for the aforementioned pleadings, no proceedings or discovery have been undertaken in the Interactive Actions.

         Management believes that the licenses granted to the Company by Communications are valid and that the patent infringement claims underlying the Interactive Action will ultimately be proven to be unfounded. The Company intends to vigorously defend its position in the Interactive Action and to prosecute its position in the Company Action; however, there can be no assurance that any or all of these actions will be decided in favor of the Company. The Company believes, based in part upon the advice of outside, independent counsel, that the costs of defending and prosecuting these actions will not have a material adverse effect upon the Company's financial position.

         In its Quarterly Report on Form 10-Q, for the quarter ended September 30, 1996, Communications stated that "[w]ith the courts [sic] assistance, [Communications] and [Interactive] have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties." The disputes referred to in the Communications Form 10-Q involved litigation in the United States involving allegations similar to the allegations underlying the Company Action and Interactive Action. In the Communication Form 10-Q, Communications also noted that "no substantive action has been taken in the furtherance of" the Company Action or Interactive Action.

         The Company and its property are not a party or subject to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

         To the knowledge of the Company no proceedings of a material nature have been or are contemplated against the Company.


Item 4.   Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of its security holders during the quarter ended August 31, 1996.

                                     PART II


Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters.

Market Information

         The common stock of the Company, par value $.0467 per share (the "Common Stock"), is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market ("Nasdaq"), under the symbol "NTNC." Set forth below is the range of high and low bid prices for shares of Common Stock for each full quarterly period within the Company's two most recent fiscal years, as derived from reports furnished by the National Association of Securities Dealers, Inc., as adjusted to give retroactive effect to the Company's three-for-two (3:2) stock split made effective August 15, 1996. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                                    Bid Prices
                                   -----------------------------------------
Quarters Ended                            High                     Low
--------------                            ----                     ---
November 30, 1994................    US$6-1/12                US$4-1/2
February 28, 1995................        4-5/6                       4
May 31, 1995.....................        4-5/6                       3
August 31, 1995..................        4-5/6                   3-1/6

November 30, 1995................       4-5/12                   3-1/4
February 29, 1996................       5-1/12                  3-1/12
May 31, 1996.....................        6-1/2                  4-7/12
August 31, 1996..................        7-1/8                   4-1/4

         Holders As of the close of business on November 14, 1996, there were 379 holders of record of Common Stock. The Company believes that there are approximately 600 beneficial holders of Common Stock.

Dividends

         Since its inception in 1987, the Company has not paid any cash dividends on its Common Stock. However, the Company has, in the past, declared certain stock dividends and stock splits. The Company intends to retain earnings, if any, to finance operations and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future.

Item 6. Selected Financial Data.

         The following table sets forth a summary of selected financial information regarding the Company and its subsidiaries, consolidated, for each of the five fiscal years ended August 31, 1996. For the convenience of the reader, the selected financial information is also given in U.S. dollars, converted at the Noon Buying Rate in effect at the end of the period to which the amount relates. (For applicable Noon Buying Rates, see "Exchange Rates" preceding Item 1 above.)

Statement of Operations Data (Canadian Dollars):

                                                                  Year Ended August 31,
                                 --------------------------------------------------------------------------------------
                                       1996             1995             1994             1993              1992
                                       ----             ----             ----             ----              ----
Operating revenues...........    Cdn$6,318,251    Cdn$4,559,382    Cdn$3,147,980    Cdn$2,770,479     Cdn$2,456,031
Cost of sales................        2,505,673        1,852,561        1,291,863        1,268,250         1,116,302
Gross profit.................        3,812,578        2,706,821        1,856,117        1,502,229         1,339,729
Net income (loss)............          541,059          357,535           75,694           55,811          (319,540)
Net income (loss) per share..                 .23              .17              .05              .07              (.42)
Weighted average number of
 shares outstanding..........        2,392,548        2,146,226        1,517,348          779,097           755,871

Balance Sheet Data (Canadian Dollars):

                                                                      August 31,
                                --------------------------------------------------------------------------------------
                                       1996             1995             1994             1993              1992
                                       ----             ----             ----             ----              ----
Total assets.................    Cdn$9,883,093    Cdn$8,352,670    Cdn$3,575,115    Cdn$3,043,832     Cdn$2,796,337
Long-term obligations........              -0-              -0-              -0-           18,804               -0-
Shareholders' equity.........        8,877,434        7,536,411        2,338,277        2,148,719         1,445,097

Statement of Operations Data  (United States):

                                                                 Year Ended August 31,
                                --------------------------------------------------------------------------------------
                                       1996             1995             1994             1993              1992
                                       ----             ----             ----             ----              ----
Operating revenues...........     US$4,616,917     US$3,394,418     US$2,295,785     US$2,097,576      US$2,054,912
Cost of sales................        1,830,963        1,379,215          942,140          960,214           933,988
Gross profit.................        2,785,954        2,015,203        1,353,645        1,137,363         1,120,924
Net income (loss)............          395,366          266,182           55,203           42,255          (267,353)
Net income (loss) per share..                 .17              .12              .04              .05              (.35)
Weighted average number of
 shares outstanding..........        2,392,548        2,146,226        1,517,348          779,097           755,871

Balance Sheet Data (United States Dollars):

                                                                      August 31,
                                 --------------------------------------------------------------------------------------
                                       1996             1995             1994             1993              1992
                                       ----             ----             ----             ----              ----
Total assets.................     US$7,221,844     US$6,218,486     US$2,607,289     US$2,304,537      US$2,339,639
Long-term obligations........              -0-              -0-              -0-           14,237               -0-
Shareholders' equity.........        6,486,981        5,610,788        1,705,278        1,626,831         1,209,084

No cash dividends have been declared for any of the fiscal years presented above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

Introduction

         The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars. For the convenience of the reader, in this Management's Discussion and Analysis, certain financial amounts are also given in U.S. dollars, converted at the Noon Buying Rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified herein. (For applicable Noon Buying Rates, see "Exchange Rates" preceding Item 1 above.) As the Noon Buying Rate fluctuates daily, financial comparisons between periods expressed in U.S. dollars do not accurately reflect the true difference in the Company's financial position or results of operations between periods. Accordingly, the comparisons between periods presented below, both in dollar amounts and as percentages from prior periods, are expressed in Canadian dollars only.

Results of Operations

Year Ended August 31, 1996 Compared to Year Ended August 31, 1995

         Revenues. Revenues from program content services for the 1996 Fiscal Year were Cdn$3,520,814 (US$2,572,754), compared to Cdn$2,772,319 (US$2,063,966)
for the Company's fiscal year ended August 31, 1995 (the "1995 Fiscal Year"), an increase of Cdn$748,495 or 27%. This increase is primarily the result of a net increase of 100 Network locations during the year. Revenues from equipment rental were Cdn$959,153 (US$700,879), compared to Cdn$517,950 (US$385,609) for the 1995 Fiscal Year, an increase of Cdn$441,203 or 85.2%. This increase is primarily the result of an increase in the number of rental systems and an increase in the number of Playmakers per system installed in Group Subscriber locations. Revenues from event programming for the 1996 Fiscal Year were Cdn$518,275 (US$378,718), compared to Cdn$373,477 (US$278,050) for the 1995
Fiscal Year, an increase of Cdn$144,798 or 38.8%. This increase is primarily the result of sales efforts leading to a greater number of higher revenue-producing events. Revenues from maintenance services were Cdn$476,533 (US$348,216), compared to Cdn$381,008 (US$283,657) for the 1995 Fiscal Year, an increase of Cdn$95,525 or 25.1%. This increase is primarily the result of an increase in the number of systems and rental Playmakers installed in Group Subscriber locations. Revenues from equipment sales were Cdn$148,330 (US$108,389), compared to Cdn$215,152 (US$160,179) for the 1995 Fiscal Year, a decrease of Cdn$66,822 or 31.1%. This decrease is primarily the result of a majority of Group Subscribers preferring the system rental program which was begun two years earlier, as evidenced by the increase in revenues from equipment rental. Other revenues, consisting primarily of advertising and sponsorship revenue, and interest income, were Cdn$695,146 (US$507,962), compared to Cdn$299,476 (US$222,957) for the 1995 Fiscal Year, an increase of Cdn$395,670 or 132.1%. This increase is primarily the result of increased advertising and sponsorship revenues from a larger number of advertisers.

         As a result of the foregoing, the Company's total revenues were Cdn$6,318,251 (US$4,616,917), compared to Cdn$4,559,382 (US$3,394,418) for the
1995 Fiscal Year, an increase of Cdn$1,758,869 or 38.6%.

         Cost of Sales. Commissions for the 1996 Fiscal Year were Cdn$1,549,729 (US$1,132,429), compared to Cdn$1,340,196 (US$997,764) for the 1995 Fiscal Year,
an increase of Cdn$209,533 or 15.6%. As a percentage of the Company's total revenues, such costs decreased to 24.5% for the 1996 Fiscal Year from 29.4% for the 1995 Fiscal Year. This decrease is primarily the result of an increase in sales which are not commissionable, including sales made by the Company's direct sales force who do not receive commission. Equipment costs were Cdn$298,243 (US$217,934), compared to Cdn$198,344 (US$147,665) for the 1995 Fiscal Year, an increase of Cdn$99,899 or 50.4%. As a percentage of the Company's total revenues, such costs increased to 4.7% for the 1996 Fiscal Year from 4.4% for the 1995 Fiscal Year. This increase, both in total amount and as a percentage of total revenue, is primarily the result of increased refurbishing costs related to equipment at Group Subscriber locations. Depreciation costs for the 1996 Fiscal Year were Cdn$281,757 (US$205,887), compared to Cdn$150,932 (US$112,367)
for the 1995 Fiscal Year, an increase of Cdn$130,825 or 86.7%. As a percentage of the Company's total revenues, such costs increased to 4.5% for the 1996 Fiscal Year from 3.3% for the 1995 Fiscal Year. This increase is primarily the result of the growing number of rental systems in the field. Other costs were Cdn$375,944 (US$274,712), compared to Cdn$163,089 (US$121,418) for the 1995
Fiscal Year, an increase of Cdn$212,855 or 130.5%. As a percentage of the Company's total revenues, such costs increased to 6.0% for the 1996 Fiscal Year from 3.6% for the 1995 Fiscal Year. This increase is primarily the result of costs associated with advertising and sponsorships and event programming which were new in the 1996 Fiscal Year.

         As a result of the foregoing, the Company's total costs of sales were Cdn$2,505,673 (US$1,830,963), compared to Cdn$1,852,561 (US$1,379,215) for the
1995 Fiscal Year, an increase of Cdn$653,112 or 35.3%, and total gross margins improved to 60.3% in the 1996 Fiscal Year from 59.4% in the 1995 Fiscal Year.

         Expenses. Selling, general and administrative expenses for the 1996 Fiscal Year were Cdn$2,642,853 (US$1,931,204), compared to Cdn$2,043,369
(US$1,521,269) for the 1995 Fiscal Year, an increase of Cdn$599,484 or 29.3%. As a percentage of the Company's total revenues, such expenses decreased to 41.8% for the 1996 Fiscal Year from 44.8% for the 1995 Fiscal Year. This decrease in percentage is primarily the result of improved utilization of staff and resources, as well as the Company's existing physical premises having the capacity to serve it without additional cost as revenues increased. Bad debts expense was Cdn$54,990 (US$40,183), compared to Cdn$57,653 (US$42,922) for the 1995 Fiscal Year, a decrease of Cdn$2,663 or 4.6%. As a percentage of the Company's total revenues, such costs decreased to 0.9% for the 1996 Fiscal Year from 1.3% for the 1995 Fiscal Year. This decrease is primarily the result of an overall improvement in the management of the Company's accounts receivables. Depreciation and amortization for the 1996 Fiscal Year were Cdn$102,019 (US$74,548), compared to Cdn$80,853 (US$60,194) for the 1995 Fiscal Year, an increase of Cdn$21,166 or 26.2%. As a percentage of the Company's total revenues, such costs decreased to 1.6% for the 1996 Fiscal Year from 1.8% for the 1995 Fiscal Year. Interest and bank charges for the 1996 Fiscal Year were Cdn$8,657 (US$6,326), compared to Cdn$28,311 (US$21,077) for the 1995 Fiscal Year, an decrease of Cdn$19,654 or 69.4%. As a percentage of the Company's total revenues, such costs decreased to 0.14% for the 1996 Fiscal Year from 0.62% for the 1995 Fiscal Year. This decrease is primarily the result of the full payment of a mortgage on the Company's building in October 1995.

         As a result of the foregoing, the Company's total expenses were Cdn$2,808,519 (US$2,052,261), compared to Cdn$2,210,186 (US$1,645,463) for the
1995 Fiscal Year, an increase of Cdn$598,333 or 27.1%. However, as a percentage of the Company's total revenues, such these expenses decreased to 44.5% for the 1996 Fiscal Year from 48.5% for the 1995 Fiscal Year.

         Income Taxes. Provision for income taxes were Cdn$463,000 (US$338,327) for the 1996 Fiscal Year, compared to Cdn$139,100 (US$103,559) for the 1995 Fiscal Year, an increase of Cdn$323,900 or 232.9%. The effective tax rate was 46.1% in the 1996 Fiscal Year, compared to 28.0% in the 1995 Fiscal Year. The change in the effective tax rate reflects the utilization of prior years' losses in the 1995 Fiscal Year.

         Net Income. As a result of all of the above, the Company's net income for the 1996 Fiscal Year was Cdn$541,059 (US$395,366), compared to Cdn$357,535 (US$266,182) for the 1995 Fiscal Year, an increase of Cdn$183,524 or 51.3%. This represents an increase in net income as a percentage of total revenues to 8.6% in the 1996 Fiscal Year from 7.8% in the 1995 Fiscal Year.

Year Ended August 31, 1995 Compared to Year Ended August 31, 1994

         Revenues. Revenues from program content services for the 1995 Fiscal Year were Cdn$2,772,319 (US$2,063,966), compared to Cdn$2,023,722 (US$1,475,877)
for the Company's fiscal year ended August 31, 1994 (the "1994 Fiscal Year"), an increase of Cdn$748,597 or 37.0%. This increase is primarily the result of a net increase of 97 Network locations during the year. Revenues from equipment rental were Cdn$517,950 (US$385,609), compared to Cdn$144,016 (US$105,029) for the 1994
Fiscal Year, an increase of Cdn$373,934 or 259.6%. This increase is primarily the result of an increase in the number of rental systems installed in Network locations. Revenues from event programming for the 1995 Fiscal Year were Cdn$373,477 (US$278,050), compared to Cdn$348,427 (US$254,104) for the 1994
Fiscal Year, an increase of Cdn$25,050 or 7.2%. This increase is primarily the result of an increase in the number of events sold. Revenues from maintenance services were Cdn$381,008 (US$283,657), compared to Cdn$257,594 (US$187,860) for the 1995 Fiscal Year, an increase of Cdn$123,414 or 47.9%. This increase is primarily the result of an increase in the number of systems and rental Playmakers installed in Group Subscriber locations. Revenues from equipment sales were Cdn$215,152 (US$160,179), compared to Cdn$235,321 (US$171,617) for the 1994 Fiscal Year, a decrease of Cdn$20,169 or 8.6%. This decrease is primarily the result of the market acceptance of the systems rental program introduced two years earlier. Other revenues, consisting primarily of interest income, were Cdn$299,476 (US$222,957), compared to Cdn$138,900 (US$101,298) for the 1994 Fiscal Year, an increase of

Cdn$160,576 or 115.6%. This increase is primarily the result of increased interest income from the investment of funds raised from the issue of common stock.

         As a result of the foregoing, the Company's total revenues were Cdn$4,559,382 (US$3,394,418), compared to Cdn$3,147,980 (US$2,295,785) for the
1994 Fiscal Year, an increase of Cdn$1,411,402 or 44.8%.

         Cost of Sales. Commissions for the 1995 Fiscal Year were Cdn$1,340,196 (US$997,764), compared to Cdn$972,292 (US$709,081) for the 1994 Fiscal Year, an increase of Cdn$367,904 or 37.8%. This increase is primarily the result of an increase in revenues on which Commissions are based. As a percentage of the Company's total revenues, such costs decreased to 29.4% for the 1995 Fiscal Year from 30.9% for the 1994 Fiscal Year. This decrease is primarily the result of increase in revenues on which Commissions are not based. Equipment costs were Cdn$198,344 (US$147,665), compared to Cdn$153,417 (US$111,885) for the 1994
Fiscal Year, an increase of Cdn$44,927 or 29.3%. This increase is primarily the result of an increase in the number of systems installed during the year. As a percentage of the Company's total revenues, such costs decreased to 4.4% for the 1995 Fiscal Year from 4.9% for the 1994 Fiscal Year. This decrease is primarily the result of an increase in revenues which are not related to equipment costs. Depreciation costs for the 1995 Fiscal Year were Cdn$150,932 (US$112,367), compared to Cdn$47,401 (US$34,569) for the 1994 Fiscal Year, an increase of Cdn$103,531 or 218.4%. As a percentage of the Company's total revenues, such costs increased to 3.3% for the 1995 Fiscal Year from 1.5% for the 1994 Fiscal Year. This increase is primarily the result of an increased number of installed rental systems. Other costs were Cdn$163,089 (US$121,418), compared to Cdn$118,752 (US$86,604) for the 1994 Fiscal Year, an increase of Cdn$44,337 or 37.3%. As a percentage of the Company's total revenues, such costs decreased to 3.6% for the 1995 Fiscal Year from 3.8% for the 1994 Fiscal Year.

         As a result of the foregoing, the Company's total costs of sales were Cdn$1,852,561 (US$1,379,215), compared to Cdn$1,291,862 (US$942,140) for the
1994 Fiscal Year, an increase of Cdn$560,699 or 43.4%, and total gross margins improved to 59.4% in the 1995 Fiscal Year from 59.0% in the 1994 Fiscal Year.

         Expenses. Selling, general and administrative expenses for the 1995 Fiscal Year were Cdn$2,043,369 (US$1,521,269), compared to Cdn$1,607,766
(US$1,172,525) for the 1994 Fiscal Year, an increase of Cdn$435,603 or 27.1%. As a percentage of the Company's total revenues, such expenses decreased to 44.8% for the 1995 Fiscal Year from 51.1% for the 1994 Fiscal Year. This decrease in percentage is primarily the result of these expenses not being directly related to sales. Bad debts expense was Cdn$57,653 (US$42,922), compared to Cdn$47,350 (US$34,532) for the 1994 Fiscal Year, an increase of Cdn$10,303 or 21.8%. As a percentage of the Company's total revenues, such costs decreased to 1.26% for the 1995 Fiscal Year from 1.5% for the 1994 Fiscal Year. This decrease is primarily the result of an overall improvement in the management of the Company's accounts receivable. Depreciation and amortization for the 1995 Fiscal Year were Cdn$80,853 (US$60,194), compared to Cdn$60,822 (US$44,357) for the 1994 Fiscal Year, an increase of

Cdn$20,031 or 32.9%. As a percentage of the Company's total revenues, such costs decreased to 1.77% for the 1995 Fiscal Year from 1.9% for the 1994 Fiscal Year. Interest and bank charges for the 1995 Fiscal Year were Cdn$28,311 (US$21,077), compared to Cdn$11,993 (US$8,746) for the 1994 Fiscal Year, an increase of Cdn$16,318 or 136.1%. As a percentage of the Company's total revenues, such costs increased to 0.6% for the 1995 Fiscal Year from 0.4% for the 1994 Fiscal Year. This increase is primarily the result of interest charges on the mortgage assumed when the Company purchased its land and building.

         As a result of the foregoing, the Company's total expenses were Cdn$2,210,186 (US$1,645,463), compared to Cdn$1,727,931 (US$1,260,160) for the
1994 Fiscal Year, an increase of Cdn$482,255 or 27.9%. However, as a percentage of the Company's total revenues, such these expenses decreased to 48.5% for the 1995 Fiscal Year from 54.9% for the 1994 Fiscal Year.

         Income Taxes. Provision for income taxes was Cdn$139,100 (US$103,559) for the 1995 Fiscal Year, compared to Cdn$52,493 (US$38,283) for the 1994 Fiscal Year, an increase of Cdn$86,607 or 165.0%. The effective tax rate was 28% in the 1995 Fiscal Year, compared to 41% in the 1994 Fiscal Year. The change in the effective tax rate reflects the utilization of prior year's losses in the 1995 Fiscal Year. The tax benefit of these losses was not available in the 1994 Fiscal Year.

         Net Income. As a result of all of the above, the Company's net income for the 1995 Fiscal Year was Cdn$357,535 (US$266,182), compared to Cdn$75,694 (US$55,203) for the 1994 Fiscal Year, an increase of Cdn$281,841 or 372.3%. This represents an increase in net income as a percentage of total revenues to 7.8% in the 1995 Fiscal Year from 2.4% in the 1994 Fiscal Year.

Liquidity and Capital Resources

         At August 31, 1996, the Company had working capital of Cdn$6,086,156 (US$4,447,319), an increase of Cdn$572,950 from working capital of Cdn$5,513,206 (US$4,104,531) at August 31, 1995. This increase is primarily due to the net income for the 1996 Fiscal Year and increases in inventory held for sale and rent.

         For the 1996 Fiscal Year, the Company had net decrease in cash flow of Cdn$1,320,251 (US$964,743), a decrease from its net positive cash flow of Cdn$1,486,036 for the 1995 Fiscal Year. Net positive cash flow for the 1994 Fiscal Year was Cdn$446,892 (US$325,913). The significant increase in net cash flow for the 1995 Fiscal Year is primarily due to the proceeds from the sale of Common Stock of Cdn$4,252,500 (US$3,150,000, on October 4, 1994) to NetStar during the 1995 Fiscal Year.

         Cash used by operating activities for the 1996 Fiscal Year was Cdn$354,143 (US$258,782) a decrease of Cdn$1,626,179 from cash used by operating activities for the 1995 Fiscal Year. The major factors contributing to this decrease from the 1995 Fiscal Year include an increase in net income of Cdn$183,524, as well as increases in accounts payable and accrued liabilities of

Cdn$251,329 resulting from growth in the Company's operations. Income taxes payable increased Cdn$162,294 for the 1996 Fiscal Year from income taxes payable in the 1995 Fiscal Year resulting from increased taxable income. These sources of operating cash were mitigated by the use of cash in increasing short-term investments by Cdn$1,525,770. Inventory increased during the 1996 Fiscal Year by Cdn$75,915, as required to service the increase in Group Subscriber locations. Accounts receivable increased by Cdn$99,184 in the 1996 Fiscal Year primarily due to increased sales levels. Cash used by operations for the 1995 Fiscal Year increased by Cdn$2,292,619 from the 1994 Fiscal Year, primarily due to an increase in short-term investments of Cdn$2,051,381; an increase in accounts receivable of Cdn$136,856 resulting from higher sales levels; an increase in prepaid expenses of Cdn$100,921 relating to property taxes and royalties paid to LearnStar; a decrease in accounts payable and accrued liabilities of Cdn$389,667 resulting from the Company's compliance with shorter payment terms then required by vendors.

         Cash used in investing activities in both the 1996 Fiscal Year and 1995 Fiscal Year was Cdn$1,521,849 (US$1,112,056) and Cdn$1,268,464 (US$944,360),
respectively. Cash used in the 1996 Fiscal Year was greater than in the prior fiscal year primarily due to the Company advancing Cdn$350,000 (US$255,754) to Magic Lantern Communications Ltd. prior to the Company's purchase of Magic subsequent to the end of the 1996 Fiscal Year.

         Cash provided by financing activities in the 1996 Fiscal Year decreased by Cdn$4,179,081 from the amount provided by financing activities in the 1995 Fiscal Year primarily due to the investment by NetStar in the Company during the 1995 Fiscal Year. In the 1995 Fiscal Year a total of 1,006,901 shares of Common Stock were issued with the Company receiving net proceeds of Cdn$4,840,599 (US$3,603,781), compared to 385,386 shares with net proceeds of Cdn$799,964 (US$584,555) in the 1996 Fiscal Year.

         The Company believes that its working capital position provides the required liquidity on both a short and long term basis and that its will not require external financing for its operating activities during the 1997 Fiscal Year, as based upon the Company's present plans for the 1997 Fiscal Year. However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

         The rate of inflation has had little impact on the Company's operations or financial position during the three fiscal years ended August 31, 1996, and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1997 Fiscal Year.

         The Company pays a number of its suppliers, including its licensor and principal supplier, Communications, in US dollars. Therefore, fluctuations in the value of the Canadian dollar against the US dollar will have an impact on gross profit as well as the net income of the Company. If the value of the Canadian dollar falls against the US dollar, the cost of sales of the Company will increase thereby reducing the Company's gross profit and net income. Conversely, if the value of the Canadian dollar rises against the US dollar, gross profit and net income will increase.


Item 8. Financial Statements and Supplementary Data.

         Set forth below is a list of the consolidated financial statements of the Company being furnished in this Annual Report on Form 10-K pursuant to the instructions to Item 8 to Form 10-K and their respective locations herein.

Financial Statement                                                    Location*
-------------------                                                     --------
Report of Independent Certified Public Accountants....................   F - 1
Consolidated Balance Sheets...........................................   F - 2
Consolidated Statements of Operations and Retained Earnings (Deficit).   F - 3
Consolidated Statements of Cash Flows.................................   F - 4
Notes to Consolidated Financial Statements............................   F - 5
----------

* Page F-1 follows page 38 to this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

         On July 18, 1995, the Board of Directors of the Company determined to replace Madgett, Roberts, Marlow, Hurren & Partners ("Madgett, Roberts") as the independent accountants to audit the Company's financial statements and engage Ernst & Young as the Company's new independent accountants. The reports of Madgett, Roberts for either of the two fiscal years prior to replacement did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Madgett, Roberts requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-K, nor were there any reportable events requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------


         The table below sets forth the names and ages of the directors and executive officers of the Company and its subsidiaries, all positions and offices held by such persons and, if applicable, their years of service as directors of the Company. All directors shall hold their positions until the next Annual Meeting of the Shareholders of the Company and until their successors are duly elected and qualified.

                                                                        Director
Name                Age        Principal Positions with the Company       Since
---                 ---        ------------------------------------       -----
Peter Rona          50     President, Chief Executive Officer, Principal  1987
                           Financial and Accounting Officer and
                           Chairman of the Board of Directors of the
                           Company
David Auger         46     Secretary of the Company; Director of           N/A
                           Corporate Development of NTN Interactive
                           Network Inc.
Douglas R. Connolly 43     President of Magic Lantern                      1996
                           Communications Ltd.; Director of the
                           Company
Daniel C. Downs     57     Director of the Company                         1993
James R. Newell     39     Director of the Company                         1994
Richard Peddie      49     Director of the Company                         1994
Dale G. Smith       47     Director of the Company                         1993
Adrian P. Towning   52     Director of the Company                         1994

         Peter Rona has been the President, Chief Executive Officer,
Principal Financial and Accounting Officer and a director of the Company since September 1, 1987. He has been President of NTN Interactive Network, Inc. (formerly, NTN Sports, Inc. until 1993) from 1985 to 1991 and February 1993 to present. Mr. Rona has also been the President, sole director and sole shareholder of Anor Management, Ltd., a personal holding company since 1987.

         David Auger was appointed the Company's Secretary in April 1995. He has been Director of Corporate Development for NTNIN since November 1994. For the eleven years prior to his joining the Company, Mr. Auger acted as a consultant to the Company (June 1993 to October 1994) and others, providing consulting services in developing and marketing interactive programs and technologies to the hotel, hospitality, and financial markets.

         Douglas Connolly has been the President and a director of Magic Lantern Communications Ltd. (and its predecessor corporation) since 1985. On October 2, 1996, the

Company acquired all of the outstanding stock of Magic. Mr. Connolly also has been President, director and a principal shareholder of Connolly-Daw Holdings Inc. (since 1987) and 1199846 Ontario Ltd. (since September 1996), two personal holding companies.

         Daniel C. Downs has been Executive Vice-President (1983 to April 1994), Chief Operating Officer (1983 to October 1996), President (since April 1994) and a director (1985 to present) of NTN Communications, Inc., a developer and distributor of interactive programs. Under a License Agreement, dated March 23, 1990 (the "License Agreement"), between Communications and NTNIN, the Company, through NTNIN, holds the exclusive license to market the products and programs of Communications throughout Canada through December 31, 2015. Mr. Downs was an independent marketing consultant from 1981 to 1983, during which time he also worked on the development of the interactive game QB1. From 1979 to 1981, he served as Executive Vice-President and General Manager of Hollywood Park Race Course. From 1974 to 1979, he served as Executive and General Manager for the Southern California Racing Association at Los Alamitos Race Course.

         James R. Newell is the Senior Vice President of Finance and Chief Financial Officer (October 1993 to present) of NetStar Communications Inc. (formerly, Labatt Communications Inc.), a company involved in broadcast operations. Mr. Newell was the Assistant Treasurer (1986 to 1987), Treasurer (1987 to 1989) and Vice President of Finance and Chief Financial Officer (1989 to October 1993) of Gandalf Technologies Inc., a manufacturer of data communications products. He was an auditor with KPMG (formerly, Peat Marwick Mitchell), an international firm of chartered accountants from 1980 to 1986. Mr. Newell is currently a director of The Discovery Channel (since March 1995).

         Richard Peddie is the President and Chief Operating Officer (since May
1995) of NetStar Communications Inc. (formerly, Labatt Communications Inc.). Mr. Peddie was President and Chief Executive Officer of Stadium Corporation of Ontario from 1989 to April 1994. Mr. Peddie was President and Chief Executive Officer of Pillsbury Canada Limited (1985 to 1989). He was President of the Hostess Food Products division (1993 to 1985) and Vice President and General Manager - Cold Beverages and Cereals (1979 to 1983) of General Foods Limited. Mr. Peddie is a director of a number of companies and organizations, including Janes Family Foods and St. Clair Group.

         Dale G. Smith has been an officer and part owner of Montebello Farms Inc., the world's second largest breeders of Straight Egyptian Arabian Horses, since 1990. From 1988 to 1990, he was the President of Oden Capital Corporation, a privately owned venture capital company. From 1969 to 1988, he was a member of Deloitte & Touche, certified public accountants, having been elected a partner in 1980.

         Adrian P. Towning is a private, independent investor in several companies involved in the communications industry. As a result of his investments, he has served as a director of some of these companies, including Medical Communications Corporation ("MCC") (1994 to July 1996) and Faxcast Broadcasting Corporation (1991 to present), a public traded company on the London

Stock Exchange, which owns proprietary technology for the simultaneous broadcasting of data using airwaves, and takes an active part in their management decisions. On May 14, 1996, MCC filed a petition under Chapter 7 of the United States Bankruptcy Code and the Bankruptcy Court appointed a Trustee of MCC on July 11, 1996. On July 16, 1996, MCC was dissolved. From 1983 to 1989, he established and managed Anglo-Massachusetts Investments Incorporated, with offices in Boston and London, which was involved in providing financial advice to Europeans.

         Pursuant to a Designation Agreement, dated as of October 4, 1994, among the Company , NTNIN and NetStar, the Company has granted NetStar the right to designate one-third (1/3) of the members of the Company's Board of Directors so long as NetStar is the owner of at least 20% and not greater than 50% of the outstanding Common Stock. Should NetStar's ownership be at least 10% and less than 20% of the outstanding Common Stock, NetStar would be entitled to designate one-sixth (1/6) of the members of the Company's Board. Further, should NetStar's ownership exceed 50% of the outstanding Common Stock, NetStar shall be entitled to designate one-half (1/2) of the members of the Company's Board. In accordance with the terms of the Designation Agreement, James R. Newell and Richard Peddie have been designated by NetStar as directors of the Company.

         Pursuant to a Management Agreement, dated October 1, 1996 (the "Magic Lantern Management Agreement"), between Magic and Connolly-Daw, Magic recommended that Douglas Connolly be elected as a director of the Company. On November 25, 1996, the Board of Directors of the Company acted on such recommendation by expanding the size of the Board to seven members and elected Mr. Connolly as an additional director to fill the newly created directorship. In addition, the Employment Agreement, dated October 1, 1996 (the "D. Connolly Employment Agreement"), between Magic and Douglas Connolly, which covers the employment term of October 1, 1997 through September 30, 1999, contains a provision under which Magic is to recommend that Douglas Connolly be elected as a director of the Company. It is not known at this time how the Board of Directors will act on such recommendation once the D. Connolly Employment Agreement becomes effective.


Item 11. Executive Compensation.

Summary Compensation Table

         The following table sets forth information concerning the compensation paid or accrued by the Company during the three years ended August 31, 1996 to those individuals who served as Chief Executive Officer of the Company during the 1996 Fiscal Year and all other executive officers of the Company or any of its subsidiaries at August 31, 1996 who received total annual salary and bonuses in excess of $100,000 during the 1996 Fiscal Year (collectively, the "Named Executive Officers").



                                                                                                            Long-Term
                                                                                                            Compensation
                                                                                                         -----------------
                                                                  Annual Compensation                         Awards
                                                 ------------------------------------------------------  -----------------
                                                                                                            Securities
                                  Year Ended                                             Other Annual       Underlying
  Name and Principal Position     August 31,           Salary             Bonus          Compensation        Options
  ---------------------------     ----------           ------             -----          ------------         -------
Peter Rona, President and            1996          US$115,090         US$10,961          US$3,483             37,500
Chief Executive Officer              1995             111,674            11,167                -0-             75,000
                                     1994              70,012             7,293                -0-                -0-

         During the three year period ended August 31, 1994, the Company did not grant any restricted stock awards or stock appreciation rights, nor did the Company have any long-term incentive plan. Additionally, all of the Company's group life, health, hospitalization, medical reimbursement or relocation plans, if any, do not discriminate in scope, terms or operation, in favor of the Named Executive Officers and are generally available to all salaried employees. Further, no Named Executive Officer received, in any of the periods specified in the Summary Compensation Table, perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total salary and bonus reported for the Named Executive Officer in the fiscal year in which such benefits were received, and no single type of perquisite or other personal benefits exceeded 25% of the total perquisites and other benefits reported for the Named Executive Officer in the applicable fiscal year.

Option Grants Table

         The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during the 1996 Fiscal Year, (b) the percentage the grant represents of the total number of options granted to all Company employees during the 1996 Fiscal Year, (c) the per share exercise price of each option, (d) the expiration date of each option, and (e) the potential realized value of each option based on: (i) the assumption of a five (5%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term, and (ii) the assumption of a ten (10%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term.

                                                                                            Potential Realized Value at
                                                                                           Assumed Rates of Stock Price
                                                                                           Appreciation for Option Term
                                                                                        -----------------------------------
                                        Percentage of
                     Number of          Total Options
                       Shares            Granted to
                     Underlying         Employees in        Exercise       Expiration
Name              Options Granted        Fiscal Year          Price           Date             5%                10%
----              ---------------        -----------          -----           ----             --                ---
Peter Rona             37,500               33.6%            US$3.50        11/20/00        US$36,262         US$80,129

Options Exercised and Remaining Outstanding

         Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during the 1996 Fiscal Year upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price),
(iii) the total number of unexercised options held on August 31, 1996, separately identified between those exercisable and those not exercisable, and
(iv) the aggregate value of in-the-money, unexercised options held on August 31, 1996, separately identified between those exercisable and those not exercisable.

                                                                                                  Value of Unexercised
                                                            Number of Unexercised               In-the-Money Options at
                                                          Options at August 31, 1996                August 31, 1996
                                                      ----------------------------------   ----------------------------------
                           Shares
                          Acquired         Value
Name                    on Exercise      Realized      Exercisable      Unexercisable        Exercisable      Unexercisable
----                    -----------      --------      -----------      -------------        -----------      -------------
Peter Rona                   -0-            -0-          123,750            18,750            US$299,688        US$60,938

Director's Remuneration

         Each director not otherwise a full time employee of the Company is eligible to receive Cdn$500 for each meeting of the Board of Directors or committee thereof which they attend, along with the reimbursement of their reasonable expenses incurred on the Company's behalf. The NetStar designees on the Company's Board have declined such compensation in the 1996 Fiscal Year and in previous fiscal years.

         On April 29, 1996, the following directors were awarded five-year options to purchase 1,500 shares of Common Stock each, at $4.67 per share:
Daniel C. Downs, Dale G. Smith and Adrian P. Towning.

Employment Contracts with Named Executive Officers

         Effective September 1, 1994, NTNIN entered into a three-year employment agreement (the "Rona Employment Agreement") with Peter Rona, its President and Chief Executive Officer. Mr. Rona is also the President, Chief Executive Officer, Chief Financial and Accounting Officer and Chairman of the Board of Directors of the Company. NTNIN's obligations under the Rona Employment Agreement have been guaranteed by the Company. Mr. Rona does not receive any compensation from the Company other than pursuant to the Rona Employment Agreement.

         The Rona Employment Agreement provides for an initial base compensation of Cdn$150,000 with annual increases to be subject to review by the Board of Directors, but in no event less than the proportional increase in the Consumer Price Index as published by Statistics Canada, plus a bonus equal to a percentage of the annual base compensation paid to Mr. Rona determined by reference to the excess of NTNIN's actual net income before taxes over specified amounts set forth in the Rona Employment Agreement. The Rona Employment Agreement further provides for the granting to Mr. Rona of stock options at the discretion of the Board of Directors. For the 1996 Fiscal Year, Mr. Rona's base compensation was Cdn$157,500 (US$115,090), as a result of the Board's determination to increase Mr. Rona's compensation in excess of the amount otherwise required under the Rona Employment Agreement pursuant to the applicable increase in the Consumer Price Index; his bonus was Cdn$15,000 (US$10,961), determined in accordance with the terms of the Rona Employment Agreement; and the Board awarded him discretionary stock options to purchase 25,000 shares of Common Stock. Under the terms of the Rona Employment Agreement, if on or prior to August 31, 1996, NTNIN and Mr. Rona failed to extend the term of the Rona Employment Agreement for an additional three year term, NTNIN would have been required to pay Mr. Rona an amount equal to his base compensation and applicable bonus for the period of September 1, 1997 through August 31, 1998. NTNIN and Mr. Rona did not come to an agreement by August 31, 1996 with respect to the extension of the Rona Employment Agreement. However, the Board of Directors and Mr. Rona are in active negotiations with respect to an extension and modification of the Rona Employment Agreement, although no agreement as to the terms of such an extension and modification has been entered into as of the date of this Annual Report on Form 10-K.

         Pursuant to the Magic Lantern Management Agreement,
Connolly-Daw has been retained to provide management services to Magic for an eleven month term terminating on August 31, 1997. Connolly-Daw agreed that the management services required by the Magic Lantern Management Agreement would be provided by Douglas Connolly and Wendy Connolly. Douglas Connolly became a director of the Company on November 25, 1997 and Wendy Connolly is the wife of Mr. Connolly. For its services, Connolly-Daw shall receive compensation in the amount of Cdn$197,450 (US$144,928 on October 1, 1996), inclusive of automotive expenses, plus reimbursement of out-of-pocket expenses and a bonus, not to exceed Cdn$26,813 (US$19,680), to be based upon the actual net income before taxes, if any, of Magic during the term of the Magic Lantern Management Agreement.

         Magic also has entered into two separate Employment Agreements, each dated October 1, 1996, with Douglas Connolly and Wendy Connolly. These Employment Agreements each have two year terms commencing on September 1, 1997 and terminating on August 31, 1999, and pursuant to which Mr. and Ms. Connolly shall receive annual base salaries of Cdn$125,000 (US$91,750 at October 1, 1996) and Cdn$70,000 (US$51,380), respectively, together with automotive expenses of Cdn$12,000 (US$8,808) and Cdn$8,400 (US$6,166), respectively. There is a provision in each Employment Agreement for a cost-of-living adjustment to their base salaries for the second year of the term. In addition, under their respective Employment Agreements, Mr. and Ms. Connolly shall each be entitled to a bonus, not to exceed Cdn$50,000 (US$36,700) and Cdn$28,000(US$20,552), respectively (subject to a cost-of living adjustment for the second year of their respective terms), to be based upon the actual net income before taxes, if any, of Magic during each year of the terms of the Employment Agreements. The D. Connolly Employment Agreement further provides for Mr. Connolly to serve as President and Chief Operating Officer of Magic during its term.

         Neither the Company or NTNIN has any other employment agreement in effect with any other executive employee.

Compensation Committee Interlocks and Insider Participation

         The Company's Audit and Compensation Committee currently consists of James Newell and Dale G. Smith. Neither Messrs. Newell or Smith are officers or employees of the Company, and have not served in such capacities in the past.

         No executive officer of the Company served as a director or member of the compensation committee (or group performing similar functions) of another entity, one of whose executive officers served on the Audit and Compensation Committee or as a director of the Company.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------
         Set forth in the table below is information concerning the ownership, as of the close of business on November 14, 1996, of the Common Stock by each person who is known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock, the Company's directors and Named Executive Officers, and all directors and executive officers as a group.

                                                 Amount and Nature of     Percent of
Name and Address                                 Beneficial Ownership      Class (1)
----------------                                 --------------------     ---------
NetStar Enterprises Inc. (2).....................1,577,701 (3)              51.0%
James R. Newell (4)..............................1,577,701 (5)              51.0
Richard Peddie (4)...............................1,577,701 (5)              51.0
Peter Rona (6)...................................  316,607 (7)              11.5
Anor Management Ltd. (8).........................  192,857 (8)               7.3
Adrian P. Towning................................    3,000 (9)               0.1
Daniel C. Downs..................................    -0-   (9)               0.0
Douglas Connolly.................................    -0-  (10)               0.0
Dale G. Smith....................................    -0-   (9)               0.0
All directors and executive officers as a group
          (7 persons)............................1,897,308(11)              55.6%

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2) The address for NetStar Enterprises Inc. (formerly, Labatt Communications Inc.) ("NetStar") is 2225 Shappard Avenue East - Suite 100, North York, Ontario, Canada M2J 5C2.

(3) Includes (a) 925,787 shares held of record by NetStar and (b) 651,914 shares (subject to adjustment) issuable upon exercise of an option (the "NetStar Option") granted pursuant to a Stock Purchase Agreement, dated as of October 4, 1994 (the "NetStar Agreement"), between the Company and NetStar. The NetStar Agreement also grants NetStar the right (the "NetStar Ownership Maintenance Right"), exercisable in the event the Company seeks to issue additional shares of Common Stock or any options, warrants, shares of preferred stock or other rights entitling the holder thereof to acquire Common Stock, to purchase from the Company such additional shares of Common Stock so as to permit NetStar to maintain the its then percentage ownership of outstanding Common Stock. The NetStar Option expires on April 4, 1998. The NetStar Ownership Maintenance Right is exercisable as long as NetStar owns any shares of Common Stock.

(4) The address for Messrs. Newell and Peddie is c/o NetStar Communications Inc., 2225 Shappard Avenue East - Suite 100, North York, Ontario, Canada M2J 5C2.

(5) Includes the 1,577,701 shares of Common Stock beneficially owned by NetStar, of which Mr. Newell is Senor Vice President of Finance and Chief Financial Officer and Mr. Peddie is President and Chief Operating Officer.

(6) The address for Messrs. Rona is c/o NTN Canada, Inc., 14 Meteor Drive, Etobicoke, Ontario, Canada M9W 1A4.

(7) Includes (a) 192,857 shares of Common Stock issuable upon conversion of the 900,000 shares of Convertible Preferred Stock held of record by Anor Management, Ltd. ("Anor") and (b) 123,750 shares issuable upon exercise of options granted to Mr. Rona which are exercisable within the next sixty days. Mr. Rona is the President, sole director and sole shareholder of Anor. Does not include an additional 18,750 shares underlying options which are not exercisable within the next 60 days.

(8) The address for Anor is c/o Peter Rona, NTN Canada, Inc., 14 Meteor Drive, Etobicoke, Ontario, Canada M9W 1A4. Includes 192,857 shares of Common Stock issuable upon conversion of the 900,000 shares of Convertible Preferred Stock held of record by Anor. The 900,000 shares of Convertible Preferred Stock have the equivalent voting power to 192,857 shares of Common Stock.

(9) Does not include 1,500 shares of Common Stock issuable upon exercise of options granted to each of Messrs. Towning, Downs and Smith, which options are not exercisable within the next 60 days.

(10) Does not include any of the 196,387 shares which may be issued in lieu of cash payments due under promissory notes payable to two entities controlled by Mr. Connolly. No payments under these promissory notes are due within the next 60 days. See (b) in Item 13 below.

(11) Includes 968,521 shares issuable upon conversion of the Convertible Preferred Stock and the exercise of the options and rights referred to in notes (5) and (7) above.


Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

         Set forth below is a description of certain transactions between the Company and its directors, executive officers, beneficial owners of five percent or more of the outstanding Common Stock, or member of the immediate family of any of the foregoing persons, as well as certain business relationships between the Company and its directors, which occurred or existed during the 1996 Fiscal Year.

         (a) During the 1996 Fiscal Year, both pursuant to the License Agreement and otherwise, the Company paid Communications an aggregate Cdn$1,339,263 (US$978,636) as commissions and for equipment purchases and maintenance fees. Under the License Agreement, the Company, through NTNIN, holds the exclusive license to market the products and programs of Communications throughout Canada through December 31. 2015. Daniel C. Downs, a director of the Company, is the President, Chief Operating Officer of Communications.

         (b) On October 2, 1996, pursuant to a Stock Purchase Agreement, dated October 1, 1996 (the "Magic Lantern Purchase Agreement"), the Company, through NTNIN, acquired all of the outstanding stock of Magic. As consideration for the purchase of such stock the Company delivered Cdn$200,000 (US$146,800 on October 1, 1996) and a Non-Negotiable Promissory Note (the "Connolly-Daw Note") in the principal amount of Cdn$703,133 (US$516,099) to Connolly-Daw Holdings Inc.("Connolly-Daw") and a Non-Negotiable Promissory Note (the "1199846 Note") in the principal amount of Cdn$546,867 (US$401,400) to 1199846 Ontario Ltd ("1199846"). The
     Connolly Note requires principal payments of Cdn$78,133 (US$57,350), Cdn$312,500 (US$229,375) and Cdn$312,500 (US$229,375) on August 31, 1998,
     1999, and 2000, respectively. In lieu of such cash payments, the Company has the option to tender payment to Connolly-Daw, and Connolly-Daw has the option to demand payment, in the form of 12,276, 49,097 and 49,096 shares of Common Stock (collectively, the "Connolly-Daw Shares"), respectively. The 1199846 Note requires principal payments of Cdn$312,500 (US$229,375) and Cdn$234,367 (US$172,025) on August 31, 1997 and 1998, respectively. In lieu of such cash payments, the Company has the option to tender payment to

     1199846, and 1199846 has the option to demand payment, in the form of 49,097 and 36,821 shares of Common Stock (collectively, the "1199846 Shares"), respectively. Also pursuant to the Magic Lantern Purchase Agreement, Connolly- Daw, NTNIN and the Company entered into an Option Agreement, dated October 1, 1996, and 1199846, NTNIN and the Company entered into an Option Agreement, dated October 1, 1996 (together, the "Option Agreements"). Under the terms of the Option Agreements, in the event that either Magic or Mr. Connolly chooses not to extend the term of the D. Connolly Employment Agreement beyond its initial term expiring on August 31, 1999, on or after September 1, 1999 and on or before September 30, 1999, Connolly-Daw and 1199846 shall each have the right to cause the Company to purchase any of the Connolly-Daw Shares or 1199846 Shares, as the case may be, then held by Connolly-Daw or 1199846 at a price equal to 90% of the market value (as defined in the Option Agreements) of such shares (Connolly-Daw having been granted the right in this event to cause acceleration of the September 1, 2000 payment under the Connolly-Daw Note to August 31, 1999) and the Company shall have the right to cause the Connolly-Daw and 1199846 to sell to the Company any of the Connolly-Daw Shares or 1199846 Shares, as the case may be, then held by Connolly-Daw or 1199846 at a price equal to 110% of the market value (as defined in the Option Agreements) of such shares (Connolly-Daw having been granted the right in this event to cause acceleration of the September 1, 2000 payment under the Connolly-Daw Note to August 31, 1999). Douglas Connolly, a director of the Company and President of Magic, is the President and a principal shareholder of both Connolly-Daw and 1199846.

         (c) At the time of the Company's acquisition of Magic, Connolly-Daw was indebted to Magic in the amount of Cdn$160,000 (US$117,440 on October 1, 1996). This indebtedness is represented by a Promissory Note, dated October 1, 1996 (the "Magic Lantern Note"), in the principal amount of such indebtedness. The Magic Lantern Note is due on demand and bears interest, at a specified bank prime rate, payable monthly.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

         (a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-K:

Financial Documents                                               Location*
-------------------                                               ---------
1. Financial Statements of the Company
   Report of Independent Certified Public Accountants............   F - 1
   Consolidated Balance Sheets...................................   F - 2
   Consolidated Statements of Operations.........................   F - 3
   Consolidated Statement of Cash Flows..........................   F - 4
   Notes to Consolidated Financial Statements....................   F - 5
----------
*  Page F-1 follows page 38 to this Annual Report on Form 10-K.

         There are no financial statement schedules either applicable or required to be filed by the Company in this Annual Report on Form 10-K pursuant to the instructions to Item 14 of Form 10-K.


         (b) The Company did not file any Current Reports on Form 8-K during its fourth fiscal quarter ended August 31, 1996.

         (c) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Annual Report on Form 10-K:

  Exhibit
   Number                              Title
  ------                               -----
    2.1       Stock Purchase Agreement, dated October 1, 1996, among
              Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas
              Connolly, Wendy Connolly and NTN Interactive Network Inc., minus
              Schedules thereto.+
    3.1       Certificate of Incorporation, as amended to date.
    3.2       By-Laws, as amended to date.
    4.1       Specimen Stock Certificate.
   10.1       License Agreement, dated March 23, 1990, between NTN
              Communications, Inc. and NTN Interactive Network Inc.+
   10.2       Stock Purchase Agreement, dated as of October 4, 1994, between NTN
              Canada and NetStar Enterprises Inc. (formerly, Labatt
              Communications Inc.).+
   10.3       Option, dated as of October 4, 1994, registered in the name of
              NetStar Enterprises Inc. (formerly, Labatt Communications Inc).+
   10.4       Designation Agreement, dated as of October 4, 1994, among NTN
              Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises
              Inc. (formerly Labatt Communications Inc.).+
   10.5       Registration Rights Agreement, dated as of October 4, 1994, between NTN Canada and NetStar Enterprises Inc. (formerly, Labatt
              Communications Inc.).+
   10.6       Promissory Note of NTN Interactive Network Inc. registered in the name of Connolly-Daw Holdings, Inc.+
   10.7       Promissory Note of NTN Interactive Network Inc., registered in the name of 1199846 Ontario Ltd.+
   10.8       Option Agreement, dated October 1, 1996, among Connolly-Daw
              Holdings Inc., NTN Interactive Network Inc. and NTN Canada, Inc.+
   10.9       Option Agreement, dated October 1, 1996, among 1199846 Ontario
              Ltd., NTN Interactive Network Inc. and NTN Canada, Inc.+
   10.10      Registration Rights Agreement, dated October 1, 1996, among NTN
              Canada, Inc., Connolly-Daw Holdings Inc. and 1199846 Ontario Ltd.+
   10.11      Employment Agreement, dated as of August 31, 1994, between NTN
              Interactive Network Inc. and Peter Rona.
   10.12      Management Agreement, dated October 1, 1996, between Magic Lantern
              Communications Ltd. and Connolly-Daw Holdings Inc.
   10.13      Employment Agreement, dated October 1, 1996, between Magic Lantern
              Communications Ltd. and Douglas Connolly.
   10.14      Employment Agreement, dated October 1, 1996, between Magic Lantern
              Communications Ltd. and Wendy Connolly.
   22         List of Subsidiaries.
   27         Financial Data Schedule.

----------
+         Incorporated by reference.  See Exhibit Index.

________________________________________________________________________________

                         REPORT OF INDEPENDENT AUDITORS
________________________________________________________________________________


To the Board of Directors and Shareholders of NTN Canada Inc.

We have audited the accompanying consolidated balance sheets of NTN Canada Inc. as at August 31, 1996 and August 31, 1995 and the related consolidated statements of operations and retained earnings (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of NTN Canada Inc. for the year ended August 31, 1994 were audited by other auditors whose report dated October 25, 1994 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at August 31, 1996 and August 31, 1995 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                               Ernst & Young

Thornhill, Canada,
October 25, 1996.                            Chartered Accountants

________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                           CONSOLIDATED BALANCE SHEETS
                         [Expressed in Canadian dollars]
________________________________________________________________________________

As at August 31

                                                                          1996               1995
                                                                            $                  $
-------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                            1,777,889          3,098,140
Short-term investments [note 4]                                      3,577,151          2,051,381
Accounts receivable - trade [net of allowance for doubtful
   accounts of $39,000; 1995 - $47,834]                                563,601            464,417
Note receivable [note 5]                                               350,000                 --
Inventory                                                              631,171            555,256
Prepaid expenses                                                       162,003            150,271
-------------------------------------------------------------------------------------------------
Total current assets                                                 7,061,815          6,319,465
-------------------------------------------------------------------------------------------------
Property and equipment, net [note 6]                                 2,447,937          1,620,995
License, net                                                           237,549            250,051
Goodwill, net                                                          135,792            162,159
-------------------------------------------------------------------------------------------------
                                                                     9,883,093          8,352,670
=================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable - trade                                               574,590            228,722
Accrued liabilities                                                    141,061            235,600
Income taxes payable [note 7]                                          260,008             97,714
Mortgage payable [note 8]                                                   --            244,223
-------------------------------------------------------------------------------------------------
Total current liabilities                                              975,659            806,259
-------------------------------------------------------------------------------------------------
Deferred income taxes [note 7]                                          30,000             10,000
-------------------------------------------------------------------------------------------------
Total liabilities                                                    1,005,659            816,259
-------------------------------------------------------------------------------------------------
Commitments [note 9]
Shareholders' equity
Share capital [note 10]
   Preferred shares [issued - 950,000]                                  11,523             11,523
   Common shares [issued - 2,441,531; 1995 - 2,056,145]                150,187            125,573
   Capital in excess of par value [note 10]                          7,921,347          7,145,997
Retained earnings                                                      794,377            253,318
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                           8,877,434          7,536,411
-------------------------------------------------------------------------------------------------
                                                                     9,883,093          8,352,670
=================================================================================================

See accompanying notes

On behalf of the Board:

                                    Director                      Director
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                         [Expressed in Canadian dollars]
_______________________________________________________________________________
Years ended August 31

                                                              1996            1995           1994
                                                                $               $              $
-------------------------------------------------------------------------------------------------
REVENUES
Program content services                                 3,520,814       2,772,319      2,023,722
Equipment rental                                           959,153         517,950        144,016
Event programming                                          518,275         373,477        348,427
Maintenance                                                476,533         381,008        257,594
Equipment sales                                            148,330         215,152        235,321
Other                                                      695,146         299,476        138,900
-------------------------------------------------------------------------------------------------
                                                         6,318,251       4,559,382      3,147,980
-------------------------------------------------------------------------------------------------

COST OF SALES
Equipment                                                  298,243         198,344        153,417
Commissions [note 9]                                     1,549,729       1,340,196        972,292
Depreciation                                               281,757         150,932         47,401
Other                                                      375,944         163,089        118,752
-------------------------------------------------------------------------------------------------
                                                         2,505,673       1,852,561      1,291,862
-------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                      2,642,853       2,043,369      1,607,766
Bad debts                                                   54,990          57,653         47,350
Depreciation and amortization                              102,019          80,853         60,822
Interest and bank charges                                    8,657          28,311         11,993
-------------------------------------------------------------------------------------------------
                                                         2,808,519       2,210,186      1,727,931
-------------------------------------------------------------------------------------------------
Income before income taxes                               1,004,059         496,635        128,187
Provision for income taxes [note 7]                        463,000         139,100         52,493
-------------------------------------------------------------------------------------------------
Net income for the year                                    541,059         357,535         75,694

Retained earnings (deficit), beginning of year             253,318        (104,217)      (179,911)
-------------------------------------------------------------------------------------------------
Retained earnings (deficit), end of year                   794,377         253,318       (104,217)
=================================================================================================
Earnings per share [note 12]
Primary                                                      $0.23           $0.17          $0.05
Fully diluted                                                $0.22              --             --
=================================================================================================

See accompanying notes

________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         [Expressed in Canadian dollars]
_______________________________________________________________________________
Years ended August 31

                                                                 1996            1995           1994
                                                                   $               $              $
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income for the year                                       541,059         357,535         75,694
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
   Depreciation and amortization                              383,776         231,785        108,223
   Deferred income taxes                                       20,000           2,100          7,900
Changes in assets and liabilities
   Increase in short-term investments                      (1,525,770)     (2,051,381)            --
   Increase in accounts receivable                            (99,184)       (136,856)       (55,773)
   Decrease (increase) in inventory                           (75,915)         34,318       (316,422)
   Decrease (increase) in prepaid expenses                    (11,732)       (100,921)         8,850
   Increase (decrease) in accounts payable and
     accrued liabilities                                      251,329        (389,667)       463,780
   Increase in income taxes payable                           162,294          72,765         20,045
----------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities              (354,143)     (1,980,322)       312,297
----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                         (1,171,849)     (1,291,247)      (557,982)
Increase in note receivable                                  (350,000)             --             --
Sale of equipment                                                  --              --        170,738
Proceeds on sale of investments                                    --              --        600,022
Deposit                                                            --          22,783        (22,783)
----------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities            (1,521,849)     (1,268,464)       189,995
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Change in bank loan to purchase temporary investments              --        (350,000)      (150,000)
Mortgage payable                                             (244,223)        244,223             --
Proceeds from sale of common shares, net of issuing costs
   [note 10]                                                       --       4,252,500         94,600
Proceeds from exercise of warrants [note 10]                  799,964         588,099             --
----------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities               555,741       4,734,822        (55,400)
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
   during the year                                         (1,320,251)      1,486,036        446,892
Cash and cash equivalents, beginning of year                3,098,140       1,612,104      1,165,212
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                      1,777,889       3,098,140      1,612,104
====================================================================================================
Income taxes paid                                             277,334          81,764         46,634
====================================================================================================

See accompanying notes
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996


1. DESCRIPTION OF BUSINESS

NTN Canada Inc. [the "Company"] was incorporated originally under the name Triosearch Inc. under the laws of the State of New York on May 12, 1986. On June 9, 1988, the Company changed its name to NTN Canada Inc. The Company is the holding company for NTN Interactive Network Inc. ["Interactive"] which is a wholly-owned operating company.

Interactive is incorporated under the Canada Business Corporations Act and has signed with NTN Communications, Inc., an unrelated Delaware company, an agreement for exclusive representation of their interactive communications for all industry sectors in Canada. This interactive entertainment network allows viewers to participate actively in a variety of television programs, videotext services, trivia games, etc. Present subscribers to the Company's network are hotels, restaurants, bars and university clubs. In addition, there are subscribers through a number of gateway services.

Each subscriber either purchases the system hardware directly or leases it, or rents the system from Interactive. Interactive purchases the subscriber system from NTN Communications, Inc. and various other suppliers. Following installation, each subscriber pays a monthly fee to Interactive for the program content and maintenance services, which range from $650 to $750. The monthly fees for rental systems range from approximately $255 to $290.

2. ECONOMIC DEPENDENCE

Interactive is dependent upon NTN Communications, Inc. as its sole supplier for the transmission of program content to the Company's subscribers. In the event that NTN Communications, Inc. terminates the transmission of program content, the Company believes, but cannot assure, that such services are likely to be continued by others. As of September 30, 1996, NTN Communications, Inc. had shareholders' equity of $27,837,000 and working capital of $9,132,000 according to its unaudited balance sheet included in the Company's quarterly report. NTN Communications, Inc. has reported a quarterly net loss for September 1996 of $6,732,000 and quarterly net incomes for June 1996 of $2,358,000 and for March 1996 of $273,000, and a net loss for the year ended December 31, 1995 of $3,948,000. All such amounts are quoted in U.S. dollars [notes 9 and 11].


                                                                               1
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements have been expressed in Canadian dollars which is the currency of the country in which Interactive is incorporated and is the currency of its primary economic environment in which operations are conducted.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Interactive. All significant intercompany transactions have been eliminated.

Foreign currency translation

U.S. dollar accounts in these consolidated financial statements are translated into Canadian dollars on the following bases:

[a] The assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet dates.

[b] Revenues and expenses are translated at a rate approximating the rates of exchange prevailing on the dates of the transactions.

[c] Gains and losses on translation of foreign currencies are included in operations.

                                                                               2
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996

Revenues

Revenue from the sale of program content services are recognized on a monthly basis beginning when the system is installed on the subscriber's premises.

Revenue from equipment rentals and maintenance is recognized on a monthly basis over the term of the contract.

Revenue from event programming is recognized upon completion of the contract.

Revenue from equipment sales is recognized upon the installation of the equipment.

Cash and cash equivalents

Cash and cash equivalents include cash, term deposits and government securities which mature in less than three months from the date of issue. The carrying value of term deposits and government securities approximates their fair values.

Short-term investments

Investments at August 31, 1996 and August 31, 1995 consist of money market funds, debt securities, and marketable equity securities. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ["SFAS 115"]. Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as "trading." "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net income. The fair value of these securities represent current quoted market offer prices.

Inventory

Inventory consists of finished goods held for sale or rent, which are valued at the lower of cost, using the first-in, first-out [FIFO] method, and net realizable value.


                                                                               3
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated using a declining balance rate of 20%. Automobiles are depreciated on a straight-line basis over 3 years, building and additions on a straight-line basis over 25 years, software is depreciated on a straight-line basis over 3 years and rental equipment on a straight-line basis over 5 years.

On an ongoing basis, management reviews the valuation and depreciation of property and equipment, taking into consideration any events and circumstances which might have impaired the fair value. The Company assumes there is an impairment if the carrying amount is greater than the recoverable amount. The amount of impairment, if any, is measured based on projected discounted future cash flows, using a discount rate that reflects the Company's average cost of funds.

License and goodwill

License is stated at cost less accumulated amortization. Amortization is provided over a 24-year period using the straight-line basis to 2016. Accumulated amortization amounted to $75,001 [1995 - $62,499].

Goodwill is stated at cost less accumulated amortization. Amortization is provided using the straight-line basis over a 10-year period. Accumulated amortization amounted to $142,960 [1995 - $116,593].

On an ongoing basis, management reviews the valuation and amortization of license and goodwill, taking into consideration any events and circumstances which might have impaired the fair value. The Company assumes there is an impairment if the carrying amount is greater than the recoverable amount. The amount of impairment, if any, is measured based on projected discounted future cash flows, using a discount rate that reflects the Company's average cost of funds.

Income taxes

The Company accounts for deferred income tax liabilities and assets based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                                                                               4
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996

Employee stock options

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25, "Accounting For Stock Issued to Employees" ["APB 25"]. In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" ["FAS 123"]. FAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB
25. Accordingly, FAS 123 is not expected to have a material impact on the Company's financial position or results of operation. Effective with the issuance of the Company's fiscal year 1997 consolidated financial statements, the Company will disclose proforma net income and net income per share amounts as if FAS 123 was applied.

4. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

                                                    1996               1995
                                                      $                  $
---------------------------------------------------------------------------

Money market funds                             1,182,328             70,426
---------------------------------------------------------------------------
Debt securities
   U.S. treasury securities                      402,823                 --
   Corporate debt securities                   2,129,849            599,870
---------------------------------------------------------------------------
Total debt securities                          2,532,672            599,870
---------------------------------------------------------------------------
Equity securities                                     --          1,381,085
---------------------------------------------------------------------------
Less broker's margin account                    (137,849)                --
---------------------------------------------------------------------------
                                               3,577,151          2,051,381
===========================================================================

All investments are held in United States dollars except for $1,992,860 [1995 - $599,870] of corporate debt securities.

                                                                               5
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996

5. NOTE RECEIVABLE AND SUBSEQUENT EVENT

The note receivable from Magic Lantern Communications Ltd. ["Magic Lantern"] is due thirty days after demand. The note bears interest at prime plus 2%, calculated and payable quarterly. Magic Lantern is a Canadian corporation which distributes educational videos and provides related services.

The note was made available to Magic Lantern as part of an arrangement concluded on October 2, 1996, whereunder the Company acquired 100% of Magic Lantern and its subsidiaries for a purchase price of $1,531,000 effective October 1, 1996, on a discounted basis. The purchase price was satisfied by $450,000 in cash and the issue of two non-interest bearing promissory notes with a maturity value of $1,250,000.

The first promissory note in the amount of $703,133 is repayable by cash payments of $78,133 on August 31, 1998, $312,500 on August 31, 1999 and $312,500
on August 31, 2000. Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1998 to issue common shares in lieu of the aforesaid payments as follows: 12,276 shares on August 31, 1998, 49,097 shares on August 31, 1999 and 49,096 shares on August 31, 2000. Should the Company not elect to deliver common shares, the noteholder has the right, exercisable between July 1, 1998 and July 31, 1998, to require the Company to issue the common shares as described.

The August 31, 1999 and 2000 payments may be accelerated at the option of the noteholder if certain arrangements pursuant to an employment agreement with a shareholder of the noteholder ["the employee"] do not extend beyond September 1, 1998.

The second promissory note in the amount of $546,867 is repayable by cash payments of $312,500 on August 31, 1997 and $234,367 on August 31, 1998.
Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1997 to issue common shares in lieu of the aforesaid payments as follows:
49,097 shares on August 31, 1997 and 36,821 shares on August 31, 1998. Should the Company not elect to deliver common shares, the noteholder has the right, exercisable between July 1, 1997 and July 31, 1997 to require the Company to issue the common shares as described.

Also pursuant to the share purchase agreement, the Company and the noteholders have entered into separate option agreements which provide for the repurchase of the shares received by the noteholders under the terms of the notes, should the term of employment of the employee not be extended beyond August 31, 1999. The repurchase price will be 90% of the average closing price of the common shares during the 20 days prior to the exercise of a put option by the noteholders, should the Company not wish to extend the term of employment. The repurchase price will be 110% of the average closing price of the common shares during the 20 days prior to the exercise of a call option by the Company should the employee not wish to extend the term of employment.

                                                                               6
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996

This acquisition will be accounted for as purchase in fiscal 1997. The allocation of the purchase price has not been determined.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                          1996                                   1995
                             --------------------------------      -------------------------------
                                                          Net                                 Net
                                       Accumulated       book                Accumulated     book
                             Cost     depreciation       value       Cost   depreciation     value
                               $            $              $           $          $            $
--------------------------------------------------------------------------------------------------
Land                         238,500         --         238,500     238,500         --     238,500
Building                     355,371     24,634         330,737     355,371     10,419     344,952
Rental equipment           1,978,263    365,931       1,612,332   1,037,432    167,211     870,221
Equipment                    316,592    130,218         186,374     255,434     94,025     161,409
Software                      53,249      5,916          47,333          --         --          --
Automobiles                   41,364      8,703          32,661       7,884      1,971       5,913
--------------------------------------------------------------------------------------------------
                           2,983,339    535,402       2,447,937   1,894,621    273,626   1,620,995
==================================================================================================

Depreciation on property and equipment was $344,907 [1995 - $192,916; 1994 - $69,209].

7. INCOME TAXES AND DEFERRED INCOME TAXES

The provision for income taxes consists of the following:

                                                        1996               1995               1994
                                                          $                  $                  $
--------------------------------------------------------------------------------------------------
Current
   Canadian federal                                  216,800             89,259             29,059
   Canadian provincial                               116,800             47,741             15,534
   Foreign                                           109,400                 --                 --
--------------------------------------------------------------------------------------------------
                                                     443,000            137,000             44,593
--------------------------------------------------------------------------------------------------
Deferred
   Canadian federal                                   13,000              1,400              5,100
   Canadian provincial                                 7,000                700              2,800
--------------------------------------------------------------------------------------------------
                                                      20,000              2,100              7,900
--------------------------------------------------------------------------------------------------
                                                     463,000            139,100             52,493
==================================================================================================


                                                                               7
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996


The difference between the provision for income taxes and the amount computed by applying the combined basic federal and provincial income tax rate of 44.6% [1995 - 44.5%; 1994 - 43.5%] to income before income taxes is as set out below:

                                                                1996           1995         1994
                                                                  $               $            $
-------------------------------------------------------------------------------------------------
Statutory rate applied to pre-tax income                      448,011        220,903       55,761
Benefit of prior years' losses not previously recognized      (11,632)       (83,680)          --
Expenses not deductible for tax purposes                        6,802          6,604        6,968
Other                                                          19,819        (4,727)      (10,236)
-------------------------------------------------------------------------------------------------
                                                              463,000        139,100       52,493
=================================================================================================

Deferred income taxes result substantially from timing differences related to fixed assets.

8. MORTGAGE PAYABLE

The mortgage payable relates to the land and building located in Etobicoke, Ontario which was purchased in October 1994. The mortgage bore interest at 8.25% with blended monthly payments of $2,186. The mortgage was retired on October 1, 1995. Interest on the mortgage for the year ended August 31, 1996 was $1,675 [1995 - $16,625; 1994 - nil].

9. COMMITMENTS

[a] Commissions expense to NTN Communications, Inc.

Commissions paid to NTN Communications, Inc. are recognized when the related revenues are earned and represent U.S. $2,000 per year per subscriber [note 11].

[b] Commissions expense

Commissions expense to sub-licensees is recognized when the related revenues are earned and are calculated as follows:

  [i] 30% of all fees received by Interactive under any Commercial User Agreement as then in effect if such agreement is executed through the efforts of the sub-licensee where the establishment subject to the Commercial User Agreement is located within the territory during the first term of any such agreement;

 [ii] 10% of all net fees received by Interactive from National Advertisers [sponsors] based on the number of Commercial User locations within the territory; and

                                                                               8
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996


[iii] 5% of all net fees received by Interactive under any Residential User Agreement within the territory, which may only be solicited by Interactive directly.

All commission payments are made to sub-licensees no later than the 15th of the month immediately following the month in which user fees and sponsor fees, from which said commissions are earned, are received and collected by Interactive.

[c] Lease commitments

The future annual lease payments under operating leases for vehicles are as follows:

                                                                    $
-----------------------------------------------------------------------
1997                                                             17,041
1998                                                             10,050
1999                                                              3,217
-----------------------------------------------------------------------
                                                                 30,308
=======================================================================

10. SHARE CAPITAL AND WARRANTS

[a] Authorized shares

The Company's authorized share capital comprises 20,000,000 common shares with a par value of $0.062 [U.S. $0.0467] per share and 1,500,000 preferred shares with a par value of $0.014 [U.S. $0.010] per share. The preferred shares are voting and convertible, such that 4.67 preferred shares are exchanged for 1 common share, at the option of the holders.

On September 30, 1994, the Company received formal approval to increase its authorized share capital from 1,714,286 common shares to 20,000,000 common shares.

[b] Issued and outstanding shares

950,000 preferred shares with a paid-up amount of $11,523 were issued and outstanding as at August 31, 1996, 1995, 1994 and 1993.


                                                                               9
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996


Effective August 15, 1996 the Company elected a three-for-two common shares stock split. This share split has been applied retroactively to all common share data presented in these consolidated financial statements.
Common shares issued and outstanding for accounting purposes are as follows:

                                               Common shares
                                         -----------------------     Capital in excess
                                         Number           Amount       of par value         Total
                                            #                $               $                 $
-------------------------------------------------------------------------------------------------
Issued and outstanding as at
   August 31, 1993                      1,009,896         59,546         2,257,561      2,317,107
Shares issued on acquisition of
   marketing right                          3,348            216            16,398         16,614
Exercise of 23,000 warrants [i]            34,500          2,207            92,393         94,600
Issue of common shares
   as employee stock bonus                  1,500             93             2,557          2,650
-------------------------------------------------------------------------------------------------
Balance as at August 31, 1994           1,049,244         62,062         2,368,909      2,430,971
Issue of common shares through
   private placement [ii]                 790,901         49,789         4,202,711      4,252,500
Exercise of 144,000 warrants [i]          216,000         13,722           574,377        588,099
-------------------------------------------------------------------------------------------------
Balance as at August 31, 1995           2,056,145        125,573         7,145,997      7,271,570
Issue of common shares through
   private placement [ii]                 134,886          8,615            (8,615)            --
Exercise of 167,000 warrants [i]          250,500         15,999           783,965        799,964
-------------------------------------------------------------------------------------------------
Balance as at August 31, 1996           2,441,531        150,187         7,921,347      8,071,534
=================================================================================================

[i] In July 1993, 167,000 common shares and two separate warrant options were issued by a private placement for $646,802 [U.S. $501,000] [note 10[c]].

[ii] On October 4, 1994, NetStar Communications, Inc. ["NetStar"] - formerly Labatt Communications Inc. - acquired a 35% equity interest [674,594 common shares] in the Company for U.S. $3,150,000. Additional common shares were issued to NetStar as follows:

                            August 31, 1995 - 116,307
                            March  31, 1996 -  22,617
                            August 31, 1996 - 112,269

These shares were issued in order to maintain NetStar's 35% equity position as the result of pre-existing warrants being exercised. NetStar also has the option, which expires April 1, 1998, to increase its equity interest to 51% at the then prevailing market price.

                                                                              10
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996


[c] Number of outstanding warrants

Pursuant to a private offering in July 1993, the Company issued 167,000 "A" and 167,000 "B" warrants. All of the "A" warrants were exercised prior to August 31, 1995. All of the "B" warrants were exercised prior to July 30, 1996.

[d] Long-Term Incentive Plan

The Company has adopted a Long-Term Incentive Plan [the "Plan"] designed to compensate key employees of the Company for the performance of their corporate responsibilities. The benefits to employees under the Plan are dependent upon improvement in market value of the Company's common shares. The Plan offers selected key employees the opportunity to purchase common shares through the exercise of a non-qualified stock option. An option entitles the employee to purchase common shares from the Company at a price determined on the date the option is granted. The option price on the grant date is the average trading price of the stock over the five days prior to the grant date. The Plan also provides that selected key employees may retrieve common shares as an award of Restricted Stock. Restricted Stock consists of common shares that are awarded subject to certain conditions, such as continued employment with the Company or an affiliate for a specified period. Up to 525,000 common shares may be issued under the Plan.

The following is a summary of outstanding stock options:

                                             Exercise price    Expiry date                   Total
--------------------------------------------------------------------------------------------------
                                                                                               #
--------------------------------------------------------------------------------------------------
Issued prior to year ended August 31, 1993
                                                U.S.$5.83      March 1996                   21,429
                                                U.S.$2.33      May 20, 1998                 30,000
--------------------------------------------------------------------------------------------------
Balance as at August 31, 1993                                                               51,429
Issued during year ended August 31, 1994
                                                U.S.$3.33      December 31, 1998             7,500
--------------------------------------------------------------------------------------------------
Balance as at August 31, 1994                                                               58,929
Issued during year ended August 31, 1995
                                                U.S.$5.33      October 5, 1999              75,000
                                                U.S.$5.33      November 23, 1999            37,500
                                                U.S.$4.33      April 4, 2000                15,000
--------------------------------------------------------------------------------------------------
Balance as at August 31, 1995                                                              186,429
Issued during year ended August 31, 1996
                                                U.S.$3.50      November 20, 2000           111,750
                                                U.S.$4.67      April 29, 2001                4,500
Expired during year ended August 31, 1996
                                                U.S.$5.83      March 1996                  (21,429)
--------------------------------------------------------------------------------------------------
Balance as at August 31, 1996                                                              281,250
==================================================================================================

                                                                              11
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996


As at August 31, 1996, 176,250 restricted common shares are issuable upon the exercise of the stock options outstanding in the above table. Non-restricted common shares are issuable for the remaining options outstanding.

On December 23, 1992, 3,525 restricted common shares were issued to employees of the Company under the Plan.

11. AGREEMENTS WITH NTN COMMUNICATIONS, INC.

Pursuant to an agreement dated March 23, 1990 and in consideration for the services granted to it, Interactive pays to NTN Communications, Inc. the amount of U.S. $2,000 per year per User Agreement executed by Interactive for every year of each User Agreement. Interactive also pays NTN Communications, Inc. a royalty fee equal to 25% of the net revenues as defined in the agreement derived from all services except for certain hospitality and Special Projects that existed at March 23, 1990; a royalty fee equal to the Production Quotation submitted by NTN Communications, Inc. plus 10% of the gross profit of Special Projects [special broadcasts for a non-continuous selective event]; and a one-time royalty fee equal to NTN Communications, Inc.'s production costs for any new programming developed by Interactive to be added to the existing programming schedule. The agreement expires on December 31, 2015.

Total amounts expensed in the year under these agreements were $1,339,263 [1995
- $1,082,634; 1994 - $758,870].

12. EARNINGS PER SHARE

Earnings per share were calculated based upon the weighted average number of common and equivalent shares and giving effect to the conversion of the preferred shares as follows:

                          1996              1995             1994
--------------------------------------------------------------------
                            #                #                 #
--------------------------------------------------------------------

Primary                2,392,548        2,146,226          1,517,348
Fully diluted          2,455,282               --                 --
====================================================================

13. CONTINGENT LIABILITY

On June 12, 1992, the Company filed a lawsuit against Interactive Network Inc. of Mountainview, California, U.S.A. and its president. The suit seeks a non-infringement with respect to a Canadian patent.


                                                                              12
________________________________________________________________________________

________________________________________________________________________________

NTN Canada Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         [Expressed in Canadian dollars]
________________________________________________________________________________
August 31, 1996


On June 18, 1992, Interactive Network Inc. instituted proceedings against NTN Communications, Inc., NTN Interactive Network Inc. and the Company in the Federal Court of Canada and in the California Supreme Court claiming patent infringement. It is the opinion of the Company's management and its legal representatives that this patent infringement claim will be successfully defended.

14. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The 1995 and 1994 comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 1996 consolidated financial statements.

15. RELATED PARTY TRANSACTIONS

During the year, the Company had sales of $168,000 to corporations controlled by a shareholder.



                                                                              13
================================================================================

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NTN CANADA, INC.

Date: November 27, 1996       By:                /s/ Peter Rona
                                  ----------------------------------------------
                                             Peter Rona, President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                        Capacity                        Date
   ---------                        --------                        ----
                       President, Chief Executive Officer,
                       Principal Financial and Accounting
                       Officer, Chairman of the Board and
  /s/ Peter Rona       Director                                November 27, 1996
-----------------------
     Peter Rona

 /s/ Douglas Connolly               Director                   November 27, 1996
-----------------------
  Douglas Connolly

 /s/ Daniel C. Downs                Director                   November 27, 1996
-----------------------
    Daniel C. Downs

 /s/ James Newell                   Director                   November 27, 1996
-----------------------
    James Newell

 /s/ Richard Peddie                 Director                   November 27, 1996
-----------------------
   Richard Peddie

 /s/ Dale G. Smith                  Director                   November 27, 1996
-----------------------
    Dale G. Smith

 /s/ Adrian P. Towning              Director                   November 27, 1996
-----------------------
  Adrian P. Towning

                                NTN CANADA, INC.
                           ANNUAL REPORT ON FORM 10-K
                      For Fiscal Year Ended August 31, 1996

                                  EXHIBIT INDEX

Exhibit
Number                  Description of Exhibit                          Location
------                  ----------------------                          --------

  2.1     Stock Purchase Agreement, dated October 1, 1996,
          among Connolly-Daw Holdings Inc., 1199846 Ontario
          Ltd., Douglas Connolly, Wendy Connolly and NTN
          Interactive Network Inc., minus Schedules thereto........+1, Exh. 10.1
  3.1     Articles of Incorporation, as amended to date....................p. 59
  3.2     By-Laws, as amended to date......................................p. 62
  4.1     Specimen Stock Certificate.......................................p. 71
 10.1     License Agreement, dated March 23, 1990, between
          NTN Communications, Inc. and NTN Interactive
          Network Inc..............................................+2, Exh. 10.9
 10.2     Stock Purchase Agreement, dated as of October 4, 1994,
          between NTN Canada and NetStar Enterprises Inc.
          (formerly, Labatt Communications Inc.)......................+3, Exh. A
 10.3     Option, dated as of October 4, 1994, registered in the
          name of NetStar Enterprises Inc. (formerly, Labatt
          Communications Inc).........................................+3, Exh. B
 10.4     Designation Agreement, dated as of October 4, 1994,
          among NTN Canada, Inc., NTN Interactive Network Inc.
          and NetStar Enterprises Inc. (formerly Labatt
          Communications Inc.)........................................+3, Exh. C
 10.5     Registration Rights Agreement, dated as of October 4,
          1994, between NTN Canada and NetStar Enterprises Inc.
          (formerly, Labatt Communications Inc.)......................+3, Exh. D
 10.6     Promissory Note of NTN Interactive Network Inc.
          registered in the name of Connolly-Daw Holdings, Inc.....+1, Exh. 10.2
 10.7     Promissory Note of NTN Interactive Network Inc.,
          registered in the name of 1199846 Ontario Ltd............+1, Exh. 10.3
 10.8     Option Agreement, dated October 1, 1996, among
          Connolly-Daw Holdings Inc., NTN Interactive Network
          Inc. and NTN Canada, Inc.................................+1, Exh. 10.5
 10.9     Option Agreement, dated October 1, 1996, among
          1199846 Ontario Ltd., NTN Interactive Network Inc. and
          NTN Canada, Inc..........................................+1, Exh. 10.6
 10.10    Registration Rights Agreement, dated October 1, 1996,
          among NTN Canada, Inc., Connolly-Daw Holdings Inc.
          and 1199846 Ontario Ltd..................................+1, Exh. 10.4
 10.11    Employment Agreement, dated as of August 31, 1994,
          between NTN Interactive Network Inc. and Peter Rona..............p. 73
 10.12    Management Agreement, dated October 1, 1996,
          between Magic Lantern Communications Ltd. and
          Connolly-Daw Holdings Inc........................................p. 81
 10.13    Employment Agreement, dated October 1, 1996, between
          Magic Lantern Communications Ltd. and Douglas
          Connolly.........................................................p. 90
 10.14    Employment Agreement, dated October 1, 1996, between
          Magic Lantern Communications Ltd. and Wendy
          Connolly........................................................p. 100
 22       List of Subsidiaries............................................p. 110
 27       Financial Data Schedule.............................................++
----------

 +1 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Current Report on Form 8-K (Date of Report: October 2, 1996) (File No. 0-18066), filed on October 17, 1996.

 +2 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Annual Report on Form 10-K of NTN Communications, Inc., for its fiscal year ended December 31, 1990) (File No. 2-91761-C), filed on April 1, 1991.

 +3 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Current Report on Form 8-K (Date of Report: October 4, 1994) (File No. 0-18066), filed on October 18, 1994.

 ++        Filed electronically pursuant to Item 401 of Regulation S-T.