Form 10-Q
period 1996-11-30
NTN CANADA INC
filed 1997-01-21
CIK 797313

                                    FORM 10-Q


                       Securities and Exchange Commission
                              Washington D.C. 20549


              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended: November 30, 1996
Commission file number: 0-18066



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
                                       Yes    X           No
                                            --------         --------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 13, 1997: 2,441,531 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION


                        NTN CANADA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                         PERIOD ENDED NOVEMBER 30, 1996


Item                                                                       Page
----                                                                       ----
Item 1.   Financial Statements:

       Consolidated Balance Sheets -
                November 30, 1996 and August 31, 1996.......................  3

       Consolidated Statements of Income -
                For the Three Months Ended November 30, 1996 and 1995.......  4

       Consolidated Statements of Cash Flows -
                For the Three Months Ended November 30, 1996 and 1995.......  5

       Notes to Consolidated Financial Statements...........................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  8

                                NTN CANADA, INC.
                           CONSOLIDATED BALANCE SHEETS
                      NOVEMBER 30, 1996 AND AUGUST 31, 1996
                   (Expressed in Canadian Dollars - Unaudited)

                                                                 November 30, 1996             August 31, 1996
                                                                 -----------------             ---------------
ASSETS:
Current -
Cash .....................................................          $  2,180,444              $  1,777,889
Short-term temporary investments .........................             2,866,125                 3,577,151
Accounts receivable, trade - net of allowance for doubtful
     accounts of  $46,500; August - $39,000 ..............             1,193,233                   563,601
Note receivable ..........................................                  --                     350,000
Inventory ................................................               862,864                   631,171
Prepaid expenses .........................................               435,850                   162,003
                                                                    ------------              ------------
Total current assets .....................................          $  7,538,516              $  7,061,815
                                                                    ============              ============

Note receivable ..........................................               160,000                      --
Property and equipment, net ..............................             3,978,811                 2,447,937
Goodwill and other intangibles ...........................             2,794,695                   373,341
                                                                    ------------              ------------
                                                                       6,933,506                 2,821,278
                                                                    ------------              ------------
                                                                    $ 14,472,022              $  9,883,093

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current -
Bank loan ................................................          $    360,000                      --
Accounts payable - trade .................................             1,717,189              $    715,651
Income taxes payable .....................................               283,143                   260,008
Current portion of long-term debt ........................               592,816                      --
                                                                    ------------              ------------
Total current liabilities ................................             2,953,148                   975,659

Long-term debt -
Debenture ................................................               652,407                      --
Loans payable ............................................             1,079,441                      --
Notes payable ............................................             1,381,100                      --
                                                                    ------------              ------------
                                                                       3,112,948                         0
Less current portion .....................................               592,816                      --
                                                                    ------------              ------------
                                                                       2,520,132                         0
Deferred income taxes payable ............................                68,404                    30,000
Minority interest ........................................               (98,414)                     --
                                                                    ------------              ------------
Total liabilities ........................................             5,443,270                 1,005,659

Shareholders' equity -
     Common Stock - 2,441,531 issued .....................               150,187                   150,187
     Preferred Stock - 950,000 issued ....................                11,523                    11,523
     Capital in excess of par value ......................             7,921,347                 7,921,347
 Retained earnings .......................................               945,695                   794,377
                                                                    ------------              ------------
Total shareholders' equity ...............................             9,028,752                 8,877,434
                                                                    ------------              ------------
                                                                    $ 14,472,022              $  9,883,093
                                                                    ============              ============

         The accompanying notes are an integral part of these statements

                                NTN CANADA, INC.
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                   (Expressed in Canadian Dollars - Unaudited)


                                                                  November 30, 1996        November 30, 1995
                                                                  -----------------        -----------------
Revenues....................................................           $2,222,524               $1,362,071
Cost of sales...............................................              744,165                  526,971
                                                                      -----------              -----------
                                                                        1,478,359                  835,100
General and administrative expenses.........................            1,192,763                  607,809
                                                                      -----------              -----------
Income before provision for income taxes and minority
     interest...............................................              285,596                  227,291
Provision for income taxes..................................              144,265                   35,500
                                                                      -----------              -----------
Income before minority interest.............................              141,331                  191,791
Minority interest...........................................                9,987                        -
                                                                      -----------              -----------
Net income..................................................          $   151,318              $   191,791
                                                                      -----------              -----------

Retained earnings, beginning of period......................              794,377                  253,318
                                                                      -----------              -----------
Retained earnings, end of period............................          $   945,695              $   445,109
                                                                      ===========              ===========

Earnings per share, primary.................................                  $0.06                    $0.09
                                                                              =====                    =====
Earnings per share, fully diluted...........................                  $0.06                    $0.09
                                                                              =====                    =====
Weighted average number of shares, primary and fully
     diluted................................................            2,715,514                2,157,005

         The accompanying notes are an integral part of these statements

                                NTN CANADA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                   (Expressed in Canadian Dollars - Unaudited)


                                                                   November 30, 1996            November 30, 1995
                                                                   -----------------            -----------------
OPERATING ACTIVITIES:
Net income for the three months ........................               $   151,318                $   191,791
Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation and amortization .....................                   136,015                     82,312
     Minority interest .................................                    (9,987)                      --
Changes in assets and liabilities
     Decrease (increase) in accounts receivable ........                    15,721                    (50,290)
     Decrease (increase) in inventory ..................                    82,824                   (149,786)
     Decrease (increase) in prepaid expenses ...........                   (29,563)                    12,016
     Increase (decrease) in accounts payable and accrued
         liabilities ...................................                    46,329                    208,634
     Increase in income taxes payable ..................                    48,411                     35,500
                                                                       -----------                -----------
Cash provided by operating activities ..................                   441,068                    330,177

FINANCING ACTIVITIES:
Mortgage payable .......................................                      --                     (244,223)
                                                                       -----------                -----------
Cash used in financing activities ......................                         0                   (244,223)

INVESTING ACTIVITIES:
Purchases of property and equipment ....................                  (235,074)                  (294,169)
Acquisition of Magic Lantern ...........................                  (514,465)                      --
                                                                       -----------                -----------
Cash used in investing activities ......................                  (749,539)                  (294,169)

Net increase (decrease) in cash and cash equivalents ...                  (308,471)                  (208,215)
Cash and cash equivalents, beginning of period .........                 5,355,040                  5,149,521
                                                                       -----------                -----------
Cash and cash equivalents, end of period ...............               $ 5,046,569                $ 4,941,306
                                                                       ===========                ===========

Cash and cash equivalents are represented by:
Cash ...................................................                 2,180,444                    466,253
Short-term temporary investments .......................                 2,866,125                  4,475,053
                                                                       -----------                -----------
                                                                       $ 5,046,569                $ 4,941,306
                                                                       ===========                ===========

         The accompanying notes are an integral part of these statements

                        NTN CANADA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         PERIOD ENDED NOVEMBER 30, 1996


Note 1.           Basis of Presentation.
                  ----------------------

                  The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of NTN Canada, Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on December 14, 1996. The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results for the full fiscal year ending August 31, 1997.


Note 2.           General.
                  --------

                  The financial statements of the Company for the three months ended November 30, 1997, include the operations of the Company's wholly owned subsidiary, NTN Interactive Network Inc. ("NTNIN"). On October 2, 1996, NTNIN acquired, effective October 1, 1996, all of the outstanding stock of Magic Lantern Communications Ltd. ("Magic"), pursuant to which Magic became a wholly-owned subsidiary of NTNIN. Magic conducts its operations directly and through its wholly owned subsidiaries, 745695 Ontario Ltd. ("Custom Video") and B.C. Learning Connection ("BCLC"), and its 75% ownership of the outstanding shares of Sonoptic Technologies Inc. ("Sonoptic"). On October 10, 1996, Magic acquired 50% of the outstanding shares of 1113659 Ontario Ltd. ("Viewer Services"), a joint venture operated with International Tele-Film Enterprises Ltd. (Magic, Custom Video, BCLC, Sonoptic and Viewer Services are referred to as the "Magic Lantern Group"). Reference is hereby made to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on October 17, 1996, as amended by Form 8-K/A No.1, filed with the Commission on December 16, 1996, for further information with respect to the Company's acquisition of Magic.

                  The acquisitions of Magic and Viewer Services were made effective October 1, 1996 and October 10, 1996, respectively. Both acquisitions were accounted for as purchases. Accordingly, the Company's results of operations for the quarter ended November 30, 1996 (the "1997 First Fiscal Quarter") reflect the operating results of the Magic Lantern Group, while the Company's results of operations for the quarter ended November 30, 1995 (the "1996 First Fiscal Quarter") do not reflect the operating results of the Magic Lantern Group.

Note 3.           Business Segment Data.
                  ----------------------


                                               Interactive TV       Educational Video
                                               Entertainment           Distribution             Total
                                               --------------       -----------------           -----

1996
----
Total Revenues.........................            $1,810,091            412,433             2,222,524
Operating Income (Loss)................               327,876           (42,280)               285,596
Net Earnings (Loss)....................               183,611           (32,293)               151,318
Total Assets...........................            11,114,691          3,357,331            14,472,022
Current Liabilities....................             1,016,788          1,936,360             2,953,148
Total Liabilities......................             1,954,288          3,587,396             5,541,684
1995
----
Total Revenues.........................             1,362,071                n/a             1,362,071
Operating Income (Loss)................               227,291                n/a               227,291
Net Earnings (Loss)....................               191,791                n/a               191,791
Total Assets...........................             8,544,372                n/a             8,544,372
Current Liabilities....................               806,170                n/a               806,170
Total Liabilities......................               816,170                n/a               816,170


Note 4.           Net income per Common Share.
                  ----------------------------

                  Primary and fully diluted net income per common share is computed using the weighted average number of common shares outstanding. The computation reduces the net income available per common share by the amount of preferred stock dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                  ------------------------------------------------------------

Introduction

                  The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars ("Cdn$"). For the convenience of the reader, in this Management's Discussion and Analysis, certain financial amounts are also given in U.S. dollars ("US$"), converted at the Noon Buying Rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified herein. The Noon Buying Rates for November 30, 1996 and 1995 were Cdn$1.3489 and Cdn$1.3587 per US$1.00, respectively. As the Noon Buying Rate fluctuates daily, financial comparisons between periods expressed in U.S. dollars do not accurately reflect the true difference in the Company's financial position or results of operations between periods. Accordingly, the comparisons between periods presented below, both in dollar amounts and as percentages from prior periods, are expressed in Canadian dollars only.

General

                  The Company, through its wholly owned subsidiary, NTNIN, currently provides its products and services through seven business units or subsidiaries. Of these seven, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group and the Corporate Events/Home Market Group. The other five units, collectively referred to as the "Magic Lantern Group," are (i) NTNIN's wholly-owned subsidiary Magic, which is involved in the marketing and distribution of educational video and media resources, (ii) Magic's wholly-owned subsidiary Custom Video, which is involved in the manufacturing of videotape copies, (iii) Custom Video's wholly-owned subsidiary BCLC, which is involved in the marketing and fulfilment services of educational video titles, (iv) Magic's 75%-owned subsidiary Sonoptic, which is involved in the conversion of analog video to digital video formats, and (v) Magic's 50%-owned subsidiary Viewer Services, which is involved in the inbound telemarketing and fulfilment services for television broadcasters and others.

                  The Company's acquisitions of Magic and Viewer Services were made effective October 1, 1996 and October 10, 1996, respectively. Both acquisitions were accounted for as purchases. Accordingly, the Company's results of operations for the 1997 First Fiscal Quarter reflect the operating results of the Magic Lantern Group, while the Company's results of operations for the 1996 First Fiscal Quarter do not reflect the operating results of the Magic Lantern Group.

Highlights of the Three Months Ended November 30, 1996

                  Three notable events took place during the 1997 First Fiscal
Quarter: the acquisition of the Magic Lantern Group, effective October 1, 1996; the signing of a contract with AOL Canada to provide Canadian content on AOL Canada's gateway service; and the signing of a contract with

Bell Canada which is expected to lead to the Company providing a variety of programming for Bell Canada's broadband implementation scheduled for September 1997.

Results of Operations

                  The Company's total revenues for the 1997 First Fiscal Quarter were Cdn$2,222,524 (US$1,647,657), compared to Cdn$1,362,071 (US$1,002,481) for the 1996 First Fiscal Quarter, an increase of Cdn$860,453 or 63.2%.

                  Total revenues, excluding Magic, for the 1997 First Fiscal Quarter were Cdn$1,810,091 (US$1,341,902), compared to Cdn$1,362,071
(US$1,002,481) for the 1996 First Fiscal Quarter, an increase of Cdn$448,020 or 32.9%. This increase is primarily the result of increased revenues from program content services and equipment rentals, both of which are attributable to a net increase of 89 Network locations during the year, and to increased revenues from event programming.

                  Total cost of sales for the 1997 First Fiscal Quarter was Cdn$744,165 (US$ 551,683), compared to Cdn$526,971 (US$ 387,849) for the 1996
First Fiscal Quarter, an increase of Cdn$217,194 or 41.2%. Total cost of sales excluding costs incurred by the Magic Lantern Group for the 1997 First Fiscal Quarter were Cdn$643,349 (US$476,943), compared to Cdn$526,971 (US$387,849) for the 1996 First Fiscal Quarter, an increase of Cdn$116,378 or 22.1%. This increase is primarily the result of increased equipment costs, operations costs and commissions, all of which are attributable to an increase in Network locations from the number of locations during the comparable prior period. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such costs of sales decreased to 35.5% for the 1997 First Fiscal Quarter from 38.7% for the 1996 First Fiscal Quarter.

                  Total expenses for the 1997 First Fiscal Quarter were Cdn$1,192,763 (US$884,249), compared to Cdn$607,809 (US$447,346) for the 1996
First Fiscal Quarter, an increase of Cdn$584,954 or 96.2%. Total expenses excluding expenses incurred by the Magic Lantern Group for the 1997 First Fiscal Quarter were Cdn$838,866 (US$621,889), compared to Cdn$607,809 (US$447,346) for the 1996 First Fiscal Quarter, an increase of Cdn$231,057 or 38.0%. This increase is primarily the result of a foreign exchange loss; increased costs of advertising and promotion, salaries, and bad debts; and a reduction in depreciation costs. As a percentage of the Company's total revenues, excluding expenses incurred by the Magic Lantern Group, such expenses increased to 46.3% for the 1997 First Fiscal Quarter from 44.6% for the 1996 First Fiscal Quarter.

                  As a result of all of the above, net income for the 1997 First Fiscal Quarter was Cdn$151,318 (US$112,179), compared to Cdn$191,791 (US$141,158) for the 1996 First Fiscal Quarter, a decrease of Cdn$40,473 or 21.1%.

                  Net income, excluding the results of the Magic Lantern Group, for the 1997 First Fiscal Quarter was Cdn$183,611 (US$136,119), compared to Cdn$191,791 (US$141,158) for the 1996 First Fiscal Quarter, a decrease of Cdn$8,180 or 4.3%. This decrease is primarily the result of the foreign exchange loss and costs associated with the acquisition of the Magic Lantern Group. As a percentage of the Company's total revenues, excluding the results of the Magic Lantern Group, net income decreased to 9.3% for the 1997 First Quarter from 14.1% for the 1996 First Fiscal Quarter.

Liquidity and Capital Resources

                  At November 30, 1996, the Company had working capital of Cdn$4,585,368 (US$3,399,339), a decrease of Cdn$1,500,788 from working capital of Cdn$6,086,156 (US$4,447,319) at August 31, 1996. This decrease is primarily due to the acquisition of the Magic Lantern Group which was made effective October 1, 1996.

                  For the 1997 First Fiscal Quarter, the Company had a net decrease in cash flow of Cdn$308,471, compared to a net decrease of Cdn$208,215 in the 1996 First Fiscal Quarter.

                  Cash provided by operating activities for the 1997 First Fiscal Quarter was Cdn$441,068 (US$326,983), an increase of Cdn$110,891 from cash provided by operating activities in the 1996 First Fiscal Quarter. The major factors contributing to this increase include a decrease in inventory of Cdn$82,824 resulting from the use of existing inventory for new system installations, an increase in accounts payable and accrued liabilities of Cdn$46,329 resulting from growth in the Company's operations and an increase in income taxes payable of Cdn$48,411 resulting from increased taxable income.

                  Cash used in investing activities in both the 1997 First Fiscal Quarter and 1996 First Fiscal Quarter was Cdn$749,539 (US$555,667) and Cdn$294,169 (US$216,508), respectively. Cash used in the 1997 First Fiscal Quarter was greater than in the comparable prior period primarily due to the purchase of the Magic Lantern Group.

                  Cash used in financing for the 1996 First Fiscal Quarter was Cdn$244,223 (US$181,053). This cash was primarily used to repay in full the outstanding mortgage loan on the land and building serving as the Company's headquarters. There were no financing activities transacted in the 1997 First Fiscal Quarter.

                  Management believes that the Company's working capital position provides the necessary liquidity, on both a short and long term basis, for the Company's planned activities and that the Company will not require additional external financing for its operating activities during the Company's fiscal year ending August 31, 1997 (the "1997 Fiscal Year"). However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

                  The rate of inflation has had little impact on the Company's operations or financial position during the three months ended November 30, 1996 and 1995 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1997 Fiscal Year.

                  The Company pays a number of its suppliers, including its licensor and principal supplier, NTN Communications, Inc., in US dollars. Therefore, fluctuations in the value of the Canadian dollar against the US dollar will have an impact on gross profit as well as the net income of the Company. If the value of the Canadian dollar falls against the US dollar, the cost of sales of the Company will increase thereby reducing the Company's gross profit and net income. Conversely, if the value of the Canadian dollar rises against the US dollar, gross profit and net income will increase.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.
                  ------------------

                  Reference is hereby made to Item 3. Legal Proceedings, on pages 16 and 17 of the Annual Report on Form 10-K, for the fiscal year ended August 31, 1996 (Commission No.: 0-18066), filed with the Securities and Exchange Commission on December 14, 1996, for information with respect to material legal proceedings to which the Company or any of its subsidiaries are, and may in the future become, parties. To the knowledge of the Company, no other proceedings of a material nature have been commenced or are contemplated by governmental authorities or others.


Item 2.           Changes in Securities.
                  ----------------------

                  None.


Item 3.           Defaults Upon Senior Securities.
                  --------------------------------

                  None.


Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

                  None.


Item 5.           Other Information.
                  ------------------

                  Effective November 29, 1996, Richard Peddie resigned as a director of the Company in connection with his resignation as an officer of NetStar Communications Inc. (formerly, Labatt Communications Inc.) ("NetStar"). Pursuant to a Designation Agreement, dated as of October 4, 1994 (the "Designation Agreement"), among the Company, NTNIN and NetStar, NetStar has the right to designate a specified number of directors of the Company, currently two directors. In connection with the resignation of Mr. Peddie, on November 29, 1996, NetStar designated James Thompson to fill the vacancy in the Board of Directors of the Company created by Mr. Peddie's resignation. The Board of Directors of the Company elected Mr. Thompson to the Board to fill such vacancy on January 13, 1997.

                  James Thompson is the President (since June 1994) of TSN The Sports Network ("TSN"), a cable network providing sports, news and entertainment programming throughout Canada and an affiliate of NetStar. Mr. Thompson also served as General Manager (July 1988 to January 1997), Vice-President (July 1988 to June 1994), Vice-President of Programming (January 1986 to

July 1988) and Program Director (July 1985 to January 1986) of TSN. Prior to joining TSN, Mr. Thompson was employed for over twenty years by the Canadian Broadcasting Corporation, serving in positions of increasing responsibility up to the level of Executive Producer.


Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

(a)       Exhibits.

                  The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:


          Exhibit
          Number                        Title
          -------                      -------

             3.1    Certificate of Incorporation, as amended to date.+

             3.2    By-Laws, as amended to date.+

            10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc.+

            10.2 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto.+

            10.3 Designation Agreement, dated as of October 4, 1994, among NTN Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.).+

             22     List of Subsidiaries.+

             27     Financial Data Schedule.

----------
+ Incorporated by reference. See Exhibit Index.

(b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K (Date of
Report: October 2, 1996) with the Commission on October 17, 1996, reporting the Company's acquisition of the Magic Lantern Group. The Form 8-K was thereafter amended, by the filing of Form 8-K/A No. 1, filed with the Commission on December 14, 1996, which provided the following financial statements and information:

         1. Financial Statements of Magic Lantern Communications Ltd. Report of Independent Chartered Accountants
         Consolidated Balance Sheets - August 31, 1996
         Consolidated Statement of Income - Eleven Months Ended August 31, 1996 Consolidated Statement of Deficit - Eleven Months Ended August 31, 1996 Consolidated Statement of Changes in Financial Position -
                  Eleven Months Ended August 31, 1996
         Notes to Consolidated Financial Statements

         2. Pro Forma Condensed Consolidated Financial Statements Introductory Comment
         Pro Forma Condensed Consolidated Balance Sheets - August 31, 1996 Pro Forma Condensed Statement of Operations - Year Ended August 31, 1996 Notes to Pro Forma Condensed Financial Statements

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 NTN CANADA, INC.



Dated: January 20, 1997          By:          /s/ Peter Rona
                                     -----------------------------------------
                                                   Peter Rona,
                                     President and Principal Financial Officer
                                             (Duly Authorized Officer)

                                NTN CANADA, INC.
                                   FORM 10-Q
                               NOVEMBER 30, 1996

                                 EXHIBIT INDEX

Exhibit
Number       Description of Exhibit                                                           Location
-------      ----------------------                                                           --------
  3.1        Certificate of Incorporation, as amended to date...........................    +1, Exh. 3.1
  3.2        By-Laws, as amended to date................................................    +1, Exh. 3.2
 10.1        License Agreement, dated March 23, 1990, between NTN
             Communications, Inc. and  NTN Interactive Network Inc......................   +2, Exh. 10.9
 10.2        Stock Purchase Agreement, dated October 1, 1996, among Connolly-
             Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy
             Connolly and NTN Interactive Network Inc., minus Schedules thereto.........   +3, Exh. 10.1
 10.3        Designation Agreement, dated as of October 4, 1994, among NTN
             Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises
             Inc. (formerly Labatt Communications Inc.).................................      +4, Exh. C
 22          List of Subsidiaries.......................................................     +1, Exh. 22
 27          Financial Data Schedule....................................................              ++

----------
+1 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Annual Report on Form 10-K of the Company, for its fiscal year ended August 31, 1996 (File No. 0-18066), filed on December 16, 1996.

+2 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Annual Report on Form 10-K of NTN Communications, Inc., for its fiscal year ended December 31, 1990 (File No. 2-91761-C), filed on April 1, 1991.

+3 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Current Report on Form 8-K of the Company (Date of Report: October 2, 1996) (File No. 0-18066), filed on October 17, 1996.

+4 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Current Report on Form 8-K of the Company (Date of Report: October 4, 1994) (File No. 0-18066), filed on October 18, 1994.

++       Filed electronically pursuant to Item 401 of Regulation S-T.