Form 10-Q
period 1997-02-28
NTN CANADA INC
filed 1997-04-14
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: February 28, 1997
Commission file number: 0-18066

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

                                  Yes [X]  No [_]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 10, 1997: 2,441,617 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION

                        NTN CANADA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                         PERIOD ENDED FEBRUARY 28, 1997

Item

Item 1. Financial Statements:

         Consolidated Balance Sheets -
               February 28, 1997 and August 31, 1996

         Consolidated Statement of Income -
               For the Six Months Ended February 28, 1997 and February 29, 1996

         Consolidated Statements of Income -
               For the Three Months Ended February 28, 1997 and February 29,
               1996

         Consolidated Statements of Cash Flows -
               For the Six Months Ended February 28, 1997 and February 29, 1996

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                NTN CANADA, INC.
                           CONSOLIDATED BALANCE SHEETS
                      FEBRUARY 28, 1997 AND AUGUST 31, 1996
                   (Expressed in Canadian Dollars - Unaudited)

                                                              February 28, 1997          August 31, 1996
                                                                  $                         $
                                                              -----------------          ----------------
ASSETS
Current
Cash and cash equivalents                                             680,002                1,777,889
Short-term temporary investments                                    3,615,703                3,577,151
Accounts receivable, trade - net of allowance for doubtful
accounts of  $46,500; August - $39,000                              1,780,907                  563,601
Note receivable                                                          --                    350,000
Inventory                                                             681,158                  631,171
Prepaid expenses                                                      513,667                  162,003
                                                                  -----------              -----------
Total current assets                                                7,271,437                7,061,815
                                                                  -----------              -----------

Note receivable                                                       160,000                     --
Property and equipment, net                                         4,085,842                2,447,937
Video Master Library                                                  262,000                     --
Distribution Rights                                                 1,200,000                     --
Goodwill and other intangibles                                      1,224,499                  373,341
                                                                  -----------              -----------
                                                                    6,932,341                2,821,278
                                                                  -----------              -----------
                                                                   14,203,778                9,883,093
                                                                  ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank loan                                                             150,000                     --
Accounts payable - trade                                            1,646,281                  715,651
Income taxes payable                                                  146,182                  260,008
Current portion of long-term debt                                     592,816                     --
                                                                  -----------              -----------
Total current liabilities                                           2,535,279                  975,659
                                                                  -----------              -----------

Debenture                                                             647,907                     --
Loans payable                                                       1,069,010                     --
Notes payable                                                       1,389,797                     --
                                                                  -----------              -----------
                                                                    3,106,714                        0
Less current portion                                                  592,816                     --
                                                                  -----------              -----------
                                                                    2,513,898                        0
                                                                  -----------              -----------
Deferred income taxes payable                                          68,404                   30,000
                                                                  -----------              -----------

Minority interest                                                    (116,202)                    --
                                                                  -----------              -----------

Shareholders' equity
Common Stock - 2,441,617 issued                                       150,187                  150,187
Preferred Stock - 950,000 issued                                       11,523                   11,523
Capital in excess of par value                                      7,921,347                7,921,347
Retained earnings                                                   1,119,342                  794,377
                                                                  -----------              -----------
Total shareholders' equity                                          9,202,399                8,877,434
                                                                  -----------              -----------
                                                                   14,203,778                9,883,093
                                                                  ===========              ===========

                                NTN CANADA, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND
                                FEBRUARY 29, 1996
                   (Expressed in Canadian Dollars - Unaudited)

                                                                February 28, 1997          February 29, 1996
                                                                     $                          $
                                                                -----------------          -----------------
Total Revenues                                                        4,978,813                  3,085,474
Cost of sales                                                         1,683,911                  1,127,600
                                                                      ---------                  ---------
                                                                      3,294,902                  1,957,874
General and administrative expenses                                   2,740,804                  1,367,382
                                                                      ---------                  ---------
Income before provision for income taxes and
  minority interest                                                     554,098                    590,492
Provision for income taxes                                              256,908                    200,000
                                                                      ---------                  ---------
Income before minority interest                                         297,190                    390,492
Minority interest                                                        27,775                          -
                                                                      ---------                  ---------
Net income                                                              324,965                    390,492

Retained earnings, beginning of period                                  794,377                    253,318
                                                                      ---------                  ---------
Retained earnings, end of period                                      1,119,342                    643,810
                                                                      =========                  =========

Earnings per share, primary                                               $0.12                      $0.16
                                                                      =========                  =========

Earnings per share, fully diluted                                         $0.12                      $0.16
                                                                      =========                  =========

Weighted average number of shares, primary                            2,704,765                  2,369,810

Weighted average number of shares, fully diluted                      2,710,060                  2,369,810

                                NTN CANADA, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND
                                FEBRUARY 29, 1996
                   (Expressed in Canadian Dollars - Unaudited)

                                                                February 28, 1997          February 29, 1996
                                                                   $                           $
                                                                -----------------          -----------------
Total Revenues                                                      2,756,289                   1,723,403
Cost of sales                                                         939,746                     600,629
                                                                  -----------                 -----------
                                                                    1,816,543                   1,122,774
General and administrative expenses                                 1,548,041                     759,573
                                                                  -----------                 -----------
Income before provision for income taxes and minority
interest                                                              268,502                     363,201
Provision for income taxes                                            112,643                     164,500
                                                                  -----------                 -----------
Income before minority interest                                       155,859                     198,701
Minority interest                                                      17,788                        --
                                                                  -----------                 -----------
Net Income                                                            173,647                     198,701

Retained earnings, beginning of period                                945,695                     445,109
                                                                  -----------                 -----------
Retained earnings, end of period                                    1,119,342                     643,810
                                                                  ===========                 ===========

Earnings per share                                                      $0.06                       $0.07
                                                                  ===========                 ===========

                                NTN CANADA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED FEBRUARY 28, 1997 AND
                                FEBRUARY 29, 1996

                                                                February 28, 1997          February 29, 1996
                                                                   $                           $
                                                                -----------------          -----------------
OPERATING ACTIVITIES:
Net income for the six months                                         324,965                     390,492
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization                                         362,406                     174,535
Minority interest                                                     (27,775)                       --
CHANGES IN ASSETS AND LIABILITIES
Increase in accounts receivable                                      (571,953)                   (101,941)
Decrease (increase) in inventory                                      264,530                    (293,674)
Decrease (increase) in prepaid expenses                              (107,380)                      2,995
Increase (decrease) in accounts payable and accrued
liabilities                                                           (24,579)                    (14,438)
Increase (decrease) in income taxes payable                           (88,550)                     80,473
                                                                  -----------                 -----------
Cash provided by operating activities                                 131,664                     238,442
                                                                  -----------                 -----------

FINANCING ACTIVITIES:
Bank Loan                                                            (210,000)                       --
Mortgage payable                                                            0                    (244,223)
Notes and Loans Payable                                                (1,734)                       --
Debenture                                                              (4,500)                       --
                                                                  -----------                 -----------
Cash used in financing activities                                    (216,234)                   (244,223)
                                                                  -----------                 -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                  (433,583)                   (429,523)
Acquisition of Magic Lantern                                         (541,182)                       --
                                                                  -----------                 -----------
Cash used for Investment Activities                                  (974,765)                   (429,523)
                                                                  -----------                 -----------

Net increase (decrease) in cash and cash equivalents               (1,059,335)                   (435,304)
Cash and cash equivalents, beginning of period
Cash and cash equivalents, end of period                            5,355,040                   5,149,521
                                                                  -----------                 -----------
                                                                    4,295,705                   4,714,217
                                                                  ===========                 ===========
Cash and cash equivalents are represented by:

Cash
Short-term temporary investments                                      680,002                     422,564
                                                                    3,615,703                   4,291,653
                                                                  -----------                 -----------
                                                                    4,295,705                   4,714,217

                        NTN CANADA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         PERIOD ENDED FEBRUARY 28, 1997

Note 1. Basis of Presentation.

          The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of NTN Canada, Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on December 14, 1996. The results of operations for the six months ended February 28, 1997 are not necessarily indicative of the results for the full fiscal year ending August 31, 1997.

Note 2. General.

          The financial statements of the Company for the six months ended February 28, 1997, include the operations of the Company's wholly owned subsidiary, NTN Interactive Network Inc. ("NTNIN"). On October 2, 1996, NTNIN acquired, effective October 1, 1996, all of the outstanding stock of Magic Lantern Communications Ltd. ("Magic"), pursuant to which Magic became a wholly-owned subsidiary of NTNIN. Magic conducts its operations directly and through its wholly owned subsidiaries, 745695 Ontario Ltd. ("Custom Video") and B.C. Learning Connection ("BCLC"), and its 75% ownership of the outstanding shares of Sonoptic Technologies Inc. ("Sonoptic"). On October 10, 1996, Magic acquired 50% of the outstanding shares of 1113659 Ontario Ltd. ("Viewer Services"), a joint venture operated with International Tele-Film Enterprises Ltd. (Magic, Custom Video, BCLC, Sonoptic and Viewer Services are referred to as the "Magic Lantern Group"). Reference is hereby made to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on October 17, 1996, as amended by Form 8-K/A No.1, filed with the Commission on December 16, 1996, for further information with respect to the Company's acquisition of Magic.

          The acquisitions of Magic and Viewer Services were made effective October 1, 1996 and October 10, 1996, respectively. Both acquisitions were accounted for as purchases. Accordingly, the Company's results of operations for the six months ended February 28, 1997 (the "1997 First Fiscal Half") reflect the operating results of the

Magic Lantern Group, while the Company's results of operations for the six months ended February 29, 1996 (the "1996 First Fiscal Half") do not reflect the operating results of the Magic Lantern Group.

Note 3. Business Segment Data for the six months ended February 28, 1997 and February 29, 1996

                                            Interactive TV           Educational Video
                                             Entertainment              Distribution                 Total
                                             -------------              ------------                 -----
1997
----
Total Revenues                                 3,685,869                 1,292,944                 4,978,813
Operating Income (Loss)                          614,438                  (60,340)                   554,098
Net Earnings (Loss)                              357,920                  (32,955)                   324,965
Total Assets                                  10,557,152                 3,646,626                14,203,778
Current Liabilities                            1,057,524                 1,477,755                 2,535,279
Total Liabilities                              1,087,524                 4,030,057                 5,117,581

1996
----
Total Revenues                                 3,085,474                        --                 3,085,474
Operating Income (Loss)                          590,492                        --                   590,492
Net Earnings (Loss)                              390,492                        --                   390,492
Total Assets                                   8,564,974                        --                 8,564,974
Current Liabilities                              628,071                        --                   628,071
Total Liabilities                                638,071                        --                   638,071

Note 4. Net income per Common Share.

          Primary and fully diluted net income per common share is computed using the weighted average number of common shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars ("Cdn$"). For the convenience of the reader, in this Management's Discussion and Analysis, certain financial amounts are also given in U.S. dollars ("US$"), converted at the Noon Buying Rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified herein. The Noon Buying Rates for February 28, 1997 and February 29, 1996 were Cdn$1.3665 and Cdn$1.3601 per US$1.00, respectively. As the Noon Buying Rate fluctuates daily, financial comparisons between periods expressed in U.S. dollars do not accurately reflect the true difference in the Company's financial position or results of operations between periods. Accordingly, the comparisons between periods presented below, both in dollar amounts and as percentages from prior periods, are expressed in Canadian dollars only.

General

The Company, through its wholly owned subsidiary, NTNIN, currently provides its products and services through seven business units or subsidiaries. Of these seven, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group and the Corporate Events/Home Market Group. The other five units, collectively referred to as the "Magic Lantern Group," are (i) NTNIN's wholly-owned subsidiary Magic, which is involved in the marketing and distribution of educational video and media resources, (ii) Magic's wholly-owned subsidiary Custom Video, which is involved in the manufacturing of videotape copies, (iii) Custom Video's wholly-owned subsidiary BCLC, which is involved in the marketing and fulfillment services of educational video titles, (iv) Magic's 75%-owned subsidiary Sonoptic, which is involved in the conversion of analog video to digital video formats, and (v) Magic's 50%-owned subsidiary Viewer Services, which is involved in the inbound telemarketing and fulfillment services for television broadcasters and others.

The Company's acquisitions of Magic and Viewer Services were made effective October 1, 1996 and October 10, 1996, respectively. Both acquisitions were accounted for as purchases. Accordingly, the Company's results of operations for the 1997 Second Fiscal Quarter reflect the operating results of the Magic Lantern Group, while the Company's results of operations for the 1996 Second Fiscal Quarter do not reflect the operating results of the Magic Lantern Group.

Highlights of the Three Months Ended February 28, 1997

During the 1997 Second Fiscal Quarter, programming licenses for Toronto Bluejays Trivia and Hockey Hall of Fame Trivia were renewed for the Network and expanded to include delivery of these branded programs to America OnLine Canada. The programming license for Players Raceworld Trivia was also renewed during the 1997 Second Fiscal Quarter.

Results of Operations

The Company's total revenues for the 1997 Second Fiscal Quarter were Cdn$2,756,289 (US$2,017,043), compared to Cdn$1,723,403 (US$1,267,115) for the
1996 Second Fiscal Quarter, an increase of Cdn$1,032,886 or 59.9%.

Total revenues, excluding Magic, for the 1997 Second Fiscal Quarter were Cdn$1,876,167 (US$1,372,973), compared to Cdn$1,723,403 (US$1,267,115) for the
1996 Second Fiscal Quarter, an increase of Cdn$152,764 or 8.90%. This increase is primarily the result of increased revenues from program content services and equipment rentals, both of which are attributable to a net increase of 69 Network locations from a year earlier; increased revenues from advertising and sponsorship; and increased revenues from internet program content services. These increases were offset, to some extent, by reductions in interest income and event programming revenues.

Total cost of sales for the 1997 Second Fiscal Quarter was Cdn$939,746 (US$ 687,703), compared to Cdn$600,629 (US$ 441,606) for the 1996 Second Fiscal Quarter, an increase of Cdn$339,117 or 56.5%. Total cost of sales excluding costs incurred by the Magic Lantern Group for the 1997 Second Fiscal Quarter were Cdn$688,646 (US$ 503,949), compared to Cdn$600,629 (US$441,606) for the
1996 Second Fiscal Quarter, an increase of Cdn$88,017 or 14.7%. This increase is primarily the result of increased equipment costs and commissions, both of which are attributable to an increase in Network locations from the number of locations during the comparable prior period. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such costs of sales increased to 36.7% for the 1997 Second Fiscal Quarter from 34.9% for the 1996 Second Fiscal Quarter.

Total expenses for the 1997 Second Fiscal Quarter were Cdn$1,548,041 (US$1,132,851), compared to Cdn$759,573 (US$558,468) for the 1996 Second Fiscal Quarter, an increase of Cdn$788,468 or 103.8%. Total expenses excluding expenses incurred by the Magic Lantern Group for the 1997 Second Fiscal Quarter were Cdn$900,570 (US$659,034), compared to Cdn$759,573 (US$558,468) for the 1996
Second Fiscal Quarter, an increase of Cdn$140,997 or 18.6%. This increase is primarily the result of increased salaries, repairs and maintenance costs, depreciation, professional expenses, and bad debts; and an increase in foreign exchange gain. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such expenses increased to 48.0% for the 1997 Second Fiscal Quarter from 44.1% for the 1996 Second Fiscal Quarter.

As a result of all of the above, net income for the 1997 Second Fiscal Quarter was Cdn$173,647 (US$127,074), compared to Cdn$198,701 (US$146,093) for the 1996
Second Fiscal Quarter, a decrease of Cdn$25,054 or 12.6%.

Net income, excluding the results of the Magic Lantern Group, for the 1997 Second Fiscal Quarter was Cdn$174,309 (US$127,559), compared to Cdn$198,701 (US$146,093) for the 1996 Second Fiscal Quarter, a decrease of Cdn$24,392 or 12.3%. This decrease is primarily the result of costs associated with the addition of staff, and slower than expected growth in revenues from program content services during the quarter. As a percentage of the Company's total revenues, excluding the results of the Magic Lantern Group, net income decreased to 9.3% for the 1997 Second Quarter from 11.5% for the 1996 Second Fiscal Quarter.

Results of Operations for the Six Months Ended February 28, 1997

The Company's total revenues for the six months ended February 28, 1997 (the "1997 First Fiscal Half") were Cdn$4,978,813 (US$3,643,478), compared to Cdn$3,085,474 (US$2,268,564) for the six months ended February 29, 1996 (the "1996 First Fiscal Half"), an increase of Cdn$1,893,339 or 61.4%.

Total revenues, excluding Magic, for the 1997 First Fiscal Half were Cdn$3,686,258 (US$2,697,591), compared to Cdn$3,085,474 (US$2,268,564) for the
1996 First Fiscal Half, an increase of Cdn$600,784 or 19.5%. This increase is primarily the result of increased revenues from program content services and equipment rentals, both of which are attributable to a net increase of 69 Network locations from a year earlier: and increased revenues from event programming and internet program content services. These increases were offset, to some extent, by reductions in interest income.

Total cost of sales for the 1997 First Fiscal Half was Cdn$1,683,911 (US$ 1,232,280), compared to Cdn$1,127,600 (US$829,057) for the 1996 First Fiscal
Half, an increase of Cdn$556,311 or 49.3%. Total cost of sales excluding costs incurred by the Magic Lantern Group for the 1997 First Fiscal Half were Cdn$1,331,995 (US$974,749), compared to Cdn$1,127,600 (US$829,057) for the 1996
First Fiscal Half, an increase of Cdn$204,395 or 18.1%. This increase is primarily the result of increased equipment costs and commissions, both of which are attributable to an increase in Network locations from the number of locations during the comparable prior period. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such costs of sales decreased to 36.1% for the 1997 First Fiscal Half from 36.5% for the 1996 First Fiscal Half.

Total expenses for the 1997 First Fiscal Half were Cdn$2,740,804 (US$2,005,711), compared to Cdn$1,367,382 (US$1,005,354) for the 1996 First Fiscal Half, an increase of Cdn$1,373,422 or 100.4%. Total expenses excluding expenses incurred by the Magic Lantern Group for the 1997 First Fiscal Half were Cdn$1,739,436 (US$1,272,913), compared to Cdn$1,367,382 (US$1,005,354) for the 1996 First
Fiscal Half, an increase of Cdn$372,054 or 27.2%. This increase is primarily the result of increased salaries and foreign exchange loss. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such expenses increased to 47.2% for the 1997 First Fiscal Half from 44.3% for the 1996 First Fiscal Half.

Provision for income taxes for the 1997 First Fiscal Half were Cdn$256,908 (US$188,004), compared to Cdn$200,000 (US$147,048) for the 1996 First Fiscal Half, an increase of Cdn$56,908 (US$41,645) or 28.5%. Provision for income taxes, excluding provision for income taxes for Magic for the 1997 First Fiscal Half were Cdn$271,892 (US$198,970), compared to Cdn$200,000 (US$147,048) for the
1996 First Fiscal Half, an increase of Cdn$71,892 (US$52,610) or 35.9%. This increase is primarily the result of there being no further tax loss carry forward provision available for the Company as there had been for the 1996 First Fiscal Half.

As a result of all of the above, net income for the 1997 First Fiscal Half was Cdn$324,965 (US$237,808), compared to Cdn$390,492 (US$287,105) for the 1996
First Fiscal Half, a decrease of Cdn$65,527 or 16.8%.

Net income, excluding the results of the Magic Lantern Group, for the 1997 First Fiscal Half was Cdn$342,936 (US$250,959), compared to Cdn$390,492 (US$287,105)
for the 1996 First Fiscal Half, a decrease of Cdn$47,556 or 12.2%. This decrease is primarily the result of costs associated with the addition of staff, and slower than expected growth in revenues from program content services during the quarter. As a percentage of the Company's total revenues, excluding the results of the Magic Lantern Group, net income decreased to 9.3% for the 1997 Second Quarter from 12.7% for the 1996 First Fiscal Half.

Liquidity and Capital Resources

At February 28, 1997, the Company had working capital of Cdn$4,736,158 (US$3,465,904), a decrease of Cdn$1,349,998 from working capital of Cdn$6,086,156 (US$4,447,319) at August 31, 1996. This decrease is primarily due to the acquisition of the Magic Lantern Communications Ltd. effective October 1, 1996.

For the 1997 First Fiscal Half, the Company had a net decrease in cash flow of Cdn$1,059,335, compared to a net decrease of Cdn$435,304 in the 1996 First Fiscal Half.

Cash provided by operating activities for the 1997 First Fiscal Half was Cdn$131,664 (US$96,351) a decrease of Cdn$106,778 from cash provided by operating activities in the 1996 First Fiscal Half. The major factors contributing to this decrease include an increase in accounts receivable of Cdn$571,953 due to the payment practices of the educational market in which Magic Lantern operates and a decrease in inventory of Cdn$264,530 resulting from the use of existing inventory for new system installations.

Cash used in investing activities in both the 1997 First Fiscal Half and 1996 First Fiscal Half was Cdn$974,765 (US$ 713,330) and CDN$429,523 (US$315,803),
respectively.

Cash used in the 1997 First Fiscal Half was greater than in the comparable prior period primarily due to the purchase of the Magic Lantern Group. The purchase equation for the Magic Lantern Group has been refined as of February 28, 1997 to reflect the value of certain assets previously classified as intangible.

Cash used in financing for the 1997 First Fiscal Half was Cdn$216,234 (US$158,239). This cash was used to reduce Magic Lantern Group bank loans. Cash used in financing for the 1996 First Fiscal Half was Cdn$244,223 (US$179,563). This cash was used to repay in full the outstanding mortgage on the Company's land and building.

Management believes that the Company's working capital position provides the necessary liquidity, on both a short and long term basis, for the Company's planned activities and that the Company will not require additional external financing for its operating activities during the Company's year ending August 31, 1997 (the "1997 Fiscal Year"). However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the three months ended February 28, 1997 and 1996 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1997 Fiscal Year.

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

Item 2. Changes in Securities.

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Shareholders of the Company was held on Friday, February 28, 1997. At the meeting the existing Directors of the Company were re-elected by 1,629,943 votes cast in favor of all the nominees for Director, being in excess of a majority of the shares present in person or by proxy, and holders of shares of the Company possessing 1,477 votes withheld their votes from all the nominees for Director. The holders of shares of the Company possessing 1,630,578 votes, being in excess of a majority of the shares present in person or by proxy, voted in favor of ratifying Ernst & Young as independent auditors of the Company for the fiscal year ending August 31, 1997.

Item 5. Other Information.

          Effective November 29, 1996, Richard Peddie resigned as a director of the Company in connection with his resignation as an officer of NetStar Enterprises Inc. ("NetStar"), (an assignee of Labatt Communications Inc. (LCI)). Pursuant to a Designation Agreement, dated as of October 4, 1994 (the "Designation Agreement"), among the Company, NTNIN and LCI, NetStar has the right to designate a specified number of directors of the Company, currently two directors. In connection with the resignation of Mr. Peddie, on November 29, 1996, NetStar designated James Thompson to fill the vacancy in the Board of Directors of the Company created by Mr. Peddie's resignation. The Board of Directors of the Company elected Mr. Thompson to the Board to fill such vacancy on January 13, 1997.

          James Thompson is the President (since January, 1997) of NetStar, President (since June 1994) of TSN The Sports Network ("TSN"), a cable network providing sports, news and entertainment programming throughout Canada and an affiliate of NetStar. Mr. Thompson also served as General Manager (July 1988 to January 1997), Vice-President (July 1988 to June 1994), Vice-President of Programming (January 1986 to July 1988) and Program Director (July 1985 to January 1986) of TSN. Prior to joining TSN, Mr. Thompson was employed for over twenty years by the Canadian Broadcasting Corporation, serving in positions of increasing responsibility up to the level of Executive Producer.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

          The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:

Exhibit
Number                         Title
------                         -----

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


                                              NTN CANADA, INC.


Dated: April 10, 1997             By:
                                       -----------------------------------------
                                                Peter Rona,
                                       President and Principal Financial Officer
                                           (Duly Authorized Officer)

                                NTN CANADA, INC.
                                    FORM 10-Q
                                NOVEMBER 30, 1996

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit                      Location
------   ----------------------                      --------

     3.1  Certificate of Incorporation, as amended to date +1, Exh. 3.1

     3.2  By-Laws, as amended to date +1, Exh. 3.2

     10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc. +2, Exh. 10.9

     10.2 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto +3, Exh. 10.1

     10.3 Designation Agreement, dated as of October 4, 1994, among NTN Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.) +4, Exh. C

     22   List of Subsidiaries +1, Exh. 22

     27   Financial Data Schedule ++

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