Form 10-Q
period 1997-05-31
NTN CANADA INC
filed 1997-07-15
CIK 797313

FORM 10-Q


                       Securities and Exchange Commission
                              Washington D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: May 31, 1997
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

                                Yes |X|   No|_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 15, 1997: 2,441,617 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION

                        NTN CANADA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                            PERIOD ENDED MAY 31, 1997

Item
Item 1.  Financial Statements:

         Consolidated Balance Sheets -
            May 31, 1997 and August 31, 1996

         Consolidated Statements of Income -
            For the Nine Months Ended May 31, 1997 and May 31, 1996

         Consolidated Statements of Income -
             For the Three Months Ended May 31, 1997 and May 31, 1996

         Consolidated Statements of Cash Flows -
             For the Nine Months Ended May 31, 1997 and May 31, 1996

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                NTN CANADA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MAY 31, 1997 AND AUGUST 31, 1996
                  (Expressed in Canadian dollars - unaudited)

================================================================================
                                                May 31, 1997     August 31, 1996
                                                     $                 $
--------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                        2,655,839         1,777,889
Short-term temporary investments                 2,046,936         3,577,151
Accounts receivable, trade - net of allowance
     for doubtful accounts of $46,500;
     August - $39,000                            1,520,945           563,601
Note receivable                                         --           350,000
Inventory                                          552,554           631,171
Prepaid expenses                                   511,268           162,003
--------------------------------------------------------------------------------
Total current assets                             7,287,542         7,061,815
--------------------------------------------------------------------------------

Note receivable                                    160,000                --
Property and equipment, net                      4,088,298         2,447,937
Video master library                               257,633                --
Distribution rights                              1,180,000                --
Goodwill and other intangibles                   1,209,445           373,341
--------------------------------------------------------------------------------
                                                 6,895,376         2,821,278
--------------------------------------------------------------------------------
                                                14,182,918         9,883,093
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable - trade                         1,735,976           715,651
Income taxes payable                               170,971           260,008
Current portion of long-term debt                  592,816                --
--------------------------------------------------------------------------------
Total current liabilities                        2,499,763           975,659
--------------------------------------------------------------------------------

Debenture                                          642,899                --
Loans payable                                    1,057,010                --
Notes payable                                    1,376,371                --
--------------------------------------------------------------------------------
                                                 3,076,280                --
Less: current portion                              592,816                --
--------------------------------------------------------------------------------
                                                 2,483,464                --
--------------------------------------------------------------------------------
Deferred income taxes payable                       68,404            30,000
--------------------------------------------------------------------------------
Minority interest                                 (130,851)               --
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock - 2,441,617 issued                    150,187           150,187
Preferred stock - 950,000 issued                    11,523            11,523
Capital in excess of par value                   7,921,347         7,921,347
Retained earnings                                1,179,081           794,377
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                       9,262,138         8,877,434
--------------------------------------------------------------------------------
                                                14,182,918         9,883,093
================================================================================

                                NTN CANADA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
             FOR THE NINE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996
                   (Expressed in Canadian dollars - unaudited)

================================================================================
                                              May 31, 1997          May 31, 1996
                                                    $                     $
--------------------------------------------------------------------------------

Total revenue                                  7,589,014             4,732,916

Cost of sales                                  2,343,003             1,638,426
--------------------------------------------------------------------------------
                                               5,246,011             3,094,490

General and administrative expenses            3,961,509             2,011,046
--------------------------------------------------------------------------------

Income before interest, income taxes,
   depreciation and amortization and
   minority interest                           1,284,502             1,083,444

Interest                                          84,460                 7,741
Depreciation and amortization                    583,312               269,670
--------------------------------------------------------------------------------

Income before income taxes and minority
   interest                                      616,730               806,033

Provision for income taxes                       274,450               295,100
--------------------------------------------------------------------------------

Income before minority interest                  342,280               510,933

Minority interest                                 42,424                    --
--------------------------------------------------------------------------------

Net income                                       384,704               510,933

Retained earnings, beginning of period           794,377               253,318
--------------------------------------------------------------------------------

Retained earnings, end of period               1,179,081               764,251
================================================================================

Earnings per share:
Primary                                             0.14                  0.21
Fully diluted                                       0.14                  0.21

Weighted average number of shares, primary     2,691,232             2,387,696
Weighted average number of shares, fully
   diluted                                     2,698,021             2,387,696

================================================================================

                                NTN CANADA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
            FOR THE THREE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996
                   (Expressed in Canadian dollars - unaudited)

================================================================================
                                              May 31, 1997          May 31, 1996
                                                    $                     $
--------------------------------------------------------------------------------

Total revenues                                 2,610,201             1,647,442

Cost of sales                                    870,560               639,747
--------------------------------------------------------------------------------
                                               1,739,641             1,007,695

General and administrative expenses            1,431,679               693,720
--------------------------------------------------------------------------------

Income before interest, income taxes,
   depreciation and amortization and
   minority interest                             307,962               313,975

Interest                                          24,424                 1,328
Depreciation and amortization                    220,906                97,106
--------------------------------------------------------------------------------

Income before income taxes and minority
   interest                                       62,632               215,541

Provision for income taxes                        17,542                95,100
--------------------------------------------------------------------------------

Income before minority interest                   45,090               120,441

Minority interest                                 14,649                    --
--------------------------------------------------------------------------------

Net income                                        59,739               120,441

Retained earnings, beginning of period         1,119,342               643,810
--------------------------------------------------------------------------------

Retained earnings, end of period               1,179,081               764,251
================================================================================
Earnings per share                                  0.02                  0.05
================================================================================

                                NTN CANADA, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 NINE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996
                   (Expressed in Canadian dollars - unaudited)

================================================================================
                                              May 31, 1997          May 31, 1996
                                                    $                     $
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income for the nine months                    384,704              510,933
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation and amortization                   583,312              239,821
  Minority interest                               (42,424)                  --
Changes in assets and liabilities
  Increase in accounts receivable                (311,991)            (114,993)
  Decrease (increase) in inventory                393,134             (254,566)
  Decrease (increase) in prepaid expenses        (104,981)               7,195
  Increase in accounts payable and
    accrued liabilities                            65,116               92,570
  Increase (decrease) in income taxes
    payable                                       (63,761)              78,328
--------------------------------------------------------------------------------
Cash provided by operating activities             903,109              559,288
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuing common shares                    --              125,548
Bank loan                                        (360,000)                  --
Mortgage payable                                       --             (244,223)
Notes and loans payable                           (27,160)                  --
Debenture                                          (9,508)                  --
--------------------------------------------------------------------------------
Cash used in financing activities                (396,668)            (118,675)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment              (617,524)            (608,878)
Acquisition of Magic Lantern                     (541,182)                  --
--------------------------------------------------------------------------------
Cash used in investing activities              (1,158,706)            (608,878)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                    (652,265)            (168,265)
Cash and cash equivalents, beginning of
  period                                        5,355,040            5,149,521
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period        4,702,775            4,981,256
================================================================================

Cash and cash equivalents are represented by
Cash                                            2,655,839              459,727
Short-term temporary investments                2,046,936            4,521,529
--------------------------------------------------------------------------------
                                                4,702,775            4,981,256
================================================================================

                        NTN CANADA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PERIOD ENDED MAY 31, 1997

Note 1.  Basis of Presentation.

            The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of NTN Canada, Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on December 14, 1996. The results of operations for the nine months ended May 31, 1997 are not necessarily indicative of the results for the full fiscal year ending August 31, 1997.

Note 2.  General.

            The financial statements of the Company for the nine months ended May 31, 1997, include the operations of the Company's wholly owned subsidiary, NTN Interactive Network Inc. ("NTNIN"). On October 2, 1996, NTNIN acquired, effective October 1, 1996, all of the outstanding stock of Magic Lantern Communications Ltd. ("Magic"), pursuant to which Magic became a wholly owned subsidiary of NTNIN. Magic conducts its operations directly and through its wholly owned subsidiaries, 745695 Ontario Ltd. ("Custom Video") and B.C. Learning Connection ("BCLC"), and its 75% ownership of the outstanding shares of Sonoptic Technologies Inc. ("Sonoptic"). On October 10, 1996, Magic acquired 50% of the outstanding shares of 1113659 Ontario Ltd. ("Viewer Services"), a joint venture operated with International Tele-Film Enterprises Ltd. (Magic, Custom Video, BCLC, Sonoptic and Viewer Services are referred to as the "Magic Lantern Group"). Reference is hereby made to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on October 17, 1996, as amended by Form 8-K/A No.1, filed with the Commission on December 16, 1996, for further information with respect to the Company's acquisition of Magic.

            The acquisitions of Magic and Viewer Services were made effective October 1, 1996 and October 10, 1996, respectively. Both acquisitions were accounted for as purchases. Accordingly, the Company's results of operations for the nine months ended May 31, 1997 (the"1997 First Three Fiscal Quarters") reflect the operating results of the

Magic Lantern Group, while the Company's results of operations for the nine months ended May 31, 1996 (the "1996 First Three Fiscal Quarters") do not reflect the operating results of the Magic Lantern Group.

Note 3. Business Segment Data for the nine months ended May 31, 1997 and May 31, 1996

                                Interactive TV   Educational Video
                                 Entertainment      Distribution         Total
                                 -------------      ------------         -----

1997
Total Revenues                     5,431,303         2,157,711         7,589,014
Operating Income (Loss)              633,181          (16,451)           616,730
Net Earnings (Loss)                  358,731            25,973           384,704
Total Assets                      11,261,695         2,921,223        14,182,918
Current Liabilities                1,103,295         1,396,468         2,499,763
Total Liabilities                  2,070,795         2,980,836         5,051,631

1996
Total Revenues                     4,732,916                --         4,732,916
Operating Income (Loss)              806,033                --           806,033
Net Earnings (Loss)                  510,933                --           510,933
Total Assets                       8,915,826                --         8,915,826
Current Liabilities                  732,934                --           732,934
Total Liabilities                    742,934                --           742,934


Note 4.  Net income per Common Share.

            Primary and fully diluted net income per common share is computed using the weighted average number of common shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars ("Cdn$"). For the convenience of the reader, in this Management's Discussion and Analysis, certain financial amounts are also given in U.S. dollars ("US$"), converted at the Noon Buying Rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified herein. The Noon Buying Rates for May 31, 1997 and May 31, 1996 were Cdn$1.3809 and Cdn$1.3616 per US$1.00, respectively. As the Noon Buying Rate fluctuates daily, financial comparisons between periods expressed in U.S. dollars do not accurately reflect the true difference in the Company's financial position or results of operations between periods. Accordingly, the comparisons between periods presented below, both in dollar amounts and as percentages from prior periods, are expressed in Canadian dollars only.

General

The Company, through its wholly owned subsidiary, NTNIN, currently provides its products and services through seven business units or subsidiaries. Of these seven, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group and the Corporate Events/Home Market Group. The other five units, collectively referred to as the "Magic Lantern Group," are (i) NTNIN's wholly owned subsidiary Magic, which is involved in the marketing and distribution of educational video and media resources, (ii) Magic's wholly owned subsidiary Custom Video, which is involved in the manufacturing of videotape copies, (iii) Custom Video's wholly owned subsidiary BCLC, which is involved in the marketing and fulfilment services of educational video titles, (iv) Magic's 75% owned subsidiary Sonoptic, which is involved in the conversion of analog video to digital video formats, and (v) Magic's 50% owned subsidiary Viewer Services, which is involved in the inbound telemarketing and fulfilment services for television broadcasters and others.

The Company's acquisitions of Magic and Viewer Services were made effective October 1, 1996 and October 10, 1996, respectively. Both acquisitions were accounted for as purchases. Accordingly, the Company's results of operations for the 1997 Third Fiscal Quarter reflect the operating results of the Magic Lantern Group, while the Company's results of operations for the 1996 Third Fiscal Quarter do not reflect the operating results of the Magic Lantern Group.

Highlights of the Three Months Ended May 31, 1997

During the 1997 Third Fiscal Quarter, an agreement was entered with the Canadian Olympic Association whereby NTNIN is the official interactive trivia provider for the Association. In addition, a programming license with Earth Day Canada was signed for the Network and ECO Trivia was launched with IDC Canada as the sponsor.

The Company's Corporate Products group provided interactive programs during the quarter for the Canadian Tire Tour across Canada, the Air Canada Challenge for the fifth year and TD Asset Management for the fourth year.

The Home Market group beta-tested an interactive hockey game on TSN's Web Site, TSN.CA, and introduced five Canadian content games on AOL Canada. In addition, two games were successfully completed for Videoway's two-way interactive television network.

Results of Operations for the Three Months Ended May 31, 1997

The Company's total revenues for the 1997 Third Fiscal Quarter were Cdn$2,610,201 (US$1,890,217), compared to Cdn$1,647,442 (US$1,209,931) for the
1996 Third Fiscal Quarter, an increase of Cdn$962,759 or 58.4%. Total revenues, excluding those of the Magic Lantern Group, for the 1997 Third Fiscal Quarter were Cdn$1,745,434 (US$1,263,983), compared to Cdn$1,647,442 (US$1,209,931) for the 1996 Third Fiscal Quarter, an increase of Cdn$97,992 or 5.9%. This increase is primarily the result of increased revenues from program content services and equipment rentals, both of which are attributable to a net increase of 30 Network locations from a year earlier, and increased revenues from internet program content services. These increases were offset, to some extent, by reductions in interest income, advertising sponsorship and event programming revenues.

Total cost of sales for the 1997 Third Fiscal Quarter was Cdn$870,560 (US$630,429), compared to Cdn$639,747 (US$469,849) for the 1996 Third Fiscal Quarter, an increase of Cdn$230,813 or 36.1%. Total cost of sales, excluding costs incurred by the Magic Lantern Group for the 1997 Third Fiscal Quarter, was Cdn$637,000 (US$461,293), compared to Cdn$639,747 (US$469,849) for the 1996
Third Fiscal Quarter, a slight decrease of Cdn$2,747 or 0.4%. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such costs of sales decreased to 36.5% for the 1997 Third Fiscal Quarter from 38.8% for the 1996 Third Fiscal Quarter.

Total general and administrative expenses for the 1997 Third Fiscal Quarter were Cdn$1,431,679 (US$1,036,772), compared to Cdn$693,720 (US$509,489) for the 1996
Third Fiscal Quarter, an increase of Cdn$737,959 or 106.4%. Total general and administrative expenses, excluding those incurred by the Magic Lantern Group for the 1997 Third Fiscal Quarter, were Cdn$917,199 (US$664,204), compared to Cdn$693,720 (US$509,489) for the 1996 Third Fiscal Quarter, an increase of Cdn$223,479 or 32.2%. This increase is primarily the result of increased salaries, professional fees and advertising and promotion expenses. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such expenses increased to 52.5% for the 1997 Third Fiscal Quarter from 42.1% for the 1996 Third Fiscal Quarter.

Interest expenses for the 1997 Third Fiscal Quarter were Cdn$24,424 (US$17,687), compared to Cdn$1,328 (US$975) for the 1996 Third Fiscal Quarter, an increase of Cdn$23,096. This is the result of the increased debt load acquired upon the Magic Lantern Group acquisition. Interest expenses, excluding those incurred by the Magic Lantern Group for the 1997 Third

Fiscal Quarter, were Cdn$4,246 (US$3,075), compared to Cdn$1,328 (US$975) for the 1996 Third Fiscal Quarter, an increase of Cdn$2,918 or 219.7%. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such expenses increased to 0.2% for the 1997 Third Fiscal Quarter from 0.1% for the 1996 Third Fiscal Quarter.

Depreciation and amortization expenses for the 1997 Third Fiscal Quarter were Cdn$220,906 (US$159,972), compared to Cdn$97,106 (US$71,318) for the 1996 Third
Fiscal Quarter, an increase of Cdn$123,800 or 127.5%. Depreciation and amortization expenses, excluding those incurred by the Magic Lantern Group for the 1997 Third Fiscal Quarter, were Cdn$168,246 (US$121,838), compared to Cdn$97,106 (US$71,318) for the 1996 Third Fiscal Quarter, an increase of Cdn$71,140 or 73.3%. This increase is the result of both depreciation on the increased amount of rental equipment, attributable to an increased number of Network locations from the number of locations during the comparable prior period, and amortization of goodwill associated with the purchase of the Magic Lantern Group. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such expenses increased to 9.6% for the 1997 Third Fiscal Quarter from 5.9% for the 1996 First Third Fiscal Quarter.

As a result of all of the above, net income for the 1997 Third Fiscal Quarter was Cdn$59,739 (US$43,261), compared to Cdn$120,441 (US$88,455) for the 1996
Third Fiscal Quarter, a decrease of Cdn$60,702 or 50.4%. Net income, excluding the results of the Magic Lantern Group, for the 1997 Third Fiscal Quarter was Cdn$16,185 (US$11,721), compared to Cdn$120,441 (US$88,455) for the 1996 Third
Fiscal Quarter, a decrease of Cdn$104,256 or 86.6%. This decrease is primarily the result of costs associated with the addition of staff, and slower than expected growth in revenues from program content services during the quarter. As a percentage of the Company's total revenues, excluding the results of the Magic Lantern Group, net income decreased to 0.9% for the 1997 Third Fiscal Quarter from 7.3% for the 1996 Third Fiscal Quarter.

Results of Operations for the Nine Months Ended May 31, 1997

The Company's total revenues for the nine months ended May 31, 1997 (the "1997 First Three Fiscal Quarters") were Cdn$7,589,014 (US$5,495,701), compared to Cdn$4,732,916 (US$3,475,996) for the nine months ended May 31, 1996 (the "1996
First Three Fiscal Quarters"), an increase of Cdn$2,856,098 or 60.3%. Total revenues, excluding those of the Magic Lantern Group, for the 1997 First Three Fiscal Quarters were Cdn$5,431,303 (US$3,933,162), compared to Cdn$4,732,916 (US$3,475,996) for the 1996 First Three Fiscal Quarters, an increase of Cdn$698,387 or 14.8%. This increase is primarily the result of increased revenues from program content services and equipment rentals, both of which are attributable to a net increase of 30 Network locations from a year earlier: and increased revenues from event programming and internet program content services. These increases were offset, to some extent, by reductions in interest income.

Total cost of sales for the 1997 First Three Fiscal Quarters was Cdn$2,343,003 (US$1,696,722), compared to Cdn$1,638,426 (US$1,203,309) for the 1996 First
Three Fiscal

Quarters, an increase of Cdn$704,577 or 43.0%. Total cost of sales, excluding costs incurred by the Magic Lantern Group for the 1997 First Three Fiscal Quarters, was Cdn$1,757,527 (US$1,272,740), compared to Cdn$1,638,426
(US$1,203,309) for the 1996 First Three Fiscal Quarters, an increase of Cdn$119,101 or 7.3%. This increase is primarily the result of increased equipment costs and commissions, both of which are attributable to an increase in Network locations from the number of locations during the comparable prior period. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such costs of sales decreased to 32.4% for the 1997 First Three Fiscal Quarters from 34.6% for the 1996 First Three Fiscal Quarters.

Total general and administrative expenses for the 1997 First Three Fiscal Quarters were Cdn$3,961,509 (US$2,868,788), compared to Cdn$2,011,046
(US$1,476,973) for the 1996 First Three Fiscal Quarters, an increase of Cdn$1,950,463 or 97.0%. Total general and administrative expenses, excluding those expenses incurred by the Magic Lantern Group for the 1997 First Three Fiscal Quarters, were Cdn$2,588,550 (US$1,874,538), compared to Cdn$2,011,046 (US$1,476,973) for the 1996 First Three Fiscal Quarters, an increase of Cdn$577,505 or 28.7%. This increase is primarily the result of increased salaries and foreign exchange loss. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such expenses increased to 47.7% for the 1997 First Three Fiscal Quarters from 42.5% for the 1996 First Three Fiscal Quarters.

Interest expenses for the 1997 First Three Fiscal Quarters were Cdn$84,460 (US$61,163), compared to Cdn$7,741 (US$5,685) for the 1996 First Three Fiscal Quarters, an increase of Cdn$76,719. This increase is the result of the increased debt load upon the acquisition of the Magic Lantern Group. Interest expenses, excluding those incurred by the Magic Lantern Group for the 1997 First Three Fiscal Quarters, were Cdn$8,889 (US$6,437), compared to Cdn$7,741 (US$5,685) for the 1996 First Three Fiscal Quarters, an increase of Cdn$1,148 or 14.8%. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such expenses remained at 0.2% for the 1997 First Three Fiscal Quarters when compared to the 1996 First Three Fiscal Quarters.

Depreciation and amortization expenses for the 1997 First Three Fiscal Quarters were Cdn$583,312 (US$422,414), compared to Cdn$269,670 (US$198,054) for the 1996
First Three Fiscal Quarters, an increase of Cdn$313,642 or 116.3%. Depreciation and amortization expenses, excluding those incurred by the Magic Lantern Group for the 1997 First Three Fiscal Quarters, were Cdn$443,155 (US$320,918), compared to Cdn$269,670 (US$198,054) for the 1996 First Three Fiscal Quarters, an increase of Cdn$173,485 or 64.3%. This increase is primarily the result of both amortization on the increased amount of rental equipment, attributable to an increased number of Network locations from the number of locations during the comparable prior period, and amortization of goodwill associated with the purchase of the Magic Lantern Group. As a percentage of the Company's total revenues, excluding revenues derived by the Magic Lantern Group, such expenses increased to 8.2% for the 1997 First Three Fiscal Quarters from 5.7% for the 1996 First Three Fiscal Quarters.

Provision for income taxes for the 1997 First Three Fiscal Quarters was Cdn$274,450 (US$198,747), compared to Cdn$295,100 (US$216,730) for the 1996
First Three Fiscal Quarters, a decrease of Cdn$20,650 or 7.0%. Provision for income taxes, excluding the provision for income taxes for the Magic Lantern Group for the 1997 First Three Fiscal Quarters, was Cdn$274,450 (US$198,747), compared to Cdn$295,100 (US$216,730) for the 1996 First Three Fiscal Quarters, an decrease of Cdn$20,650 or 7.0%. The effective tax rate is greater in 1997 due to there being no further tax loss carry forward available as there had been in fiscal 1996.

As a result of all of the above, net income for the 1997 First Three Fiscal Quarters was Cdn$384,704 (US$278,589), compared to Cdn$510,933 (US$375,244) for the 1996 First Three Fiscal Quarters, a decrease of Cdn$126,229 or 24.7%. Net income, excluding the results of the Magic Lantern Group, for the 1997 First Three Fiscal Quarters was Cdn$358,731 (US$259,781), compared to Cdn$510,933 (US$375,244) for the 1996 First Three Fiscal Quarters, a decrease of Cdn$152,202 or 29.8%. This decrease is primarily the result of costs associated with the addition of staff, and slower than expected growth in revenues from program content services during the period. As a percentage of the Company's total revenues, excluding the results of the Magic Lantern Group, net income decreased to 6.6% for the 1997 First Three Fiscal Quarters from 10.8% for the 1996 First Three Fiscal Quarters.

Liquidity and Capital Resources

At May 31, 1997, the Company had working capital of Cdn$4,787,779
(US$3,467,144), a decrease of Cdn$1,298,377, or 21.3%, from working capital of Cdn$6,086,156 (US$4,447,319) at August 31, 1996. This decrease is primarily due to the acquisition of Magic Lantern Communications Ltd. effective October 1, 1996.

For the 1997 First Three Fiscal Quarters , the Company had a net decrease in cash flow of Cdn$652,265, compared to a net decrease of Cdn$168,265 in the 1996 First Three Fiscal Quarters.

Cash provided by operating activities for the 1997 First Three Fiscal Quarters was Cdn$903,109 (US$654,000) an increase of Cdn$343,821, or 61.5%, from cash provided by operating activities in the 1996 First Three Fiscal Quarters. The major factors contributing to this increase include an increase in net income before depreciation and amortization of Cdn$217,262, a decrease in inventory of Cdn$393,134 resulting from the use of existing inventory for new system installations and an increase in accounts receivable of Cdn$311,991 due to the payment practices of the educational market in which Magic Lantern operates.

Cash used in investing activities in both the 1997 First Three Fiscal Quarters and 1996 First Three Fiscal Quarters was Cdn$1,158,706 (US$839,095) and Cdn$608,878 (US$447,178), respectively. Cash used in the 1997 First Three Fiscal Quarters was greater than in the comparable prior period primarily due to the purchase of the Magic Lantern Group.

Cash used in financing for the 1997 First Three Fiscal Quarters was Cdn$396,668 (US$287,253). This cash was used to reduce Magic Lantern Group bank loans. Cash used in financing for the 1996 First Three Fiscal Quarters was Cdn$118,675 (US$87,158). This cash was used to repay in full the outstanding mortgage on the Company's land and building.

Management believes that the Company's working capital position provides the necessary liquidity, on both a short and long term basis, for the Company's planned activities and that the Company will not require additional external financing for its operating activities during the Company's year ending August 31, 1997 (the"1997 Fiscal Year"). However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the three months ended May 28, 1997 and 1996 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1997 Fiscal Year.

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

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NTN CANADA, INC.


Dated: July 11, 1997          By:
                                  ---------------------------------------------
                                        Peter Rona,
                                    President and Principal Financial Officer
                                         (Duly Authorized Officer)

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