Form 10-K
period 1997-08-31
NTN CANADA INC
filed 1997-11-28
CIK 797313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                               For the fiscal year ended: August 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         For the transition period from _________ to __________

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

                                 Yes |x| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

      Aggregate market value (i.e., last price) of voting stock held by
non-affiliates of the Registrant, as of November 10, 1997     US$6,708,195

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 10, 1997 2,535,359 shares of common
stock, par value     US$.0467 per share

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

                                 EXCHANGE RATES

      The currency amounts in this Annual Report on Form 10-K, including the financial statements, are, unless otherwise indicated, expressed in Canadian dollars ("Cdn$"). This Form 10-K contains translations of certain amounts in Canadian dollars into United States dollars ("US$") based upon the exchange rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified. For such purposes, the exchange rate means the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that Canadian dollars could be converted into U.S. dollars at the rate indicated or at any other rate. The Noon Buying Rate at the end of each of the five years ended August 31, 1997, the average of the Noon Buying Rates on the last day of each month during each of such fiscal years and the high and low Noon Buying Rate for each of such fiscal year's were as follows:

                                                       August 31,
                           ----------------------------------------------------------------
                              1997          1996          1995         1994         1993
                              ----          ----          ----         ----         ----
At end of period.........  Cdn$1.3885    Cdn$1.3685    Cdn$1.3432   Cdn$1.3712   Cdn$1.3208
Average for period.......      1.3676        1.3634        1.3742       1.3573       1.2718
High for period..........      1.3942        1.3815        1.4193       1.3890       1.3208
Low for period...........      1.3381        1.3401        1.3410       1.3095       1.1943

            On November 19, 1997 the Noon Buying Rate was Cdn$1.3876.

Item 1. Business.

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

Recent Developments

      Magic entered into an agreement dated August 18, 1997 to acquire certain of the business assets of Image Media Ltd. and 802117 Ontario Inc., trading as Pilot Software ("Image Media"). The agreement was completed on August 31, 1997.

      On August 20, 1997, NTNIN signed a licensing agreement, through its Hospitality Group, with the Canadian Olympic Association, in which the Company will broadcast a weekly, half-hour interactive game called the Olympic Trivia Challenge.

      On September 10, 1997 and effective September 1, 1997, NTNIN acquired 51% of the outstanding stock of Interlynx Multimedia, Inc., a Toronto corporation ("Interlynx"). This acquisition will be accounted for as a purchase in fiscal 1998.

Financial Information About Industry Segments

      Reference is hereby made to the Business Sector Data for the years ended August 31 1997 and 1996 in Exhibit 23 below.

General Description of Business

      The Company, through NTNIN, currently provides its products and services through eight business units or subsidiaries. Of these eight, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group and the Corporate Events/Home Market Group. Five units, collectively referred to as the "Magic Lantern Group," are
(i) NTNIN's wholly-owned subsidiary Magic, which is involved in the marketing and distribution of Educational video and media resources, (ii) Magic's wholly-owned subsidiary Custom Video, which is involved in the manufacturing of videotape copies, (iii) Custom Video's wholly-owned subsidiary BCLC, which is involved in the marketing and fulfilment services of educational video titles,
(iv) Magic's 75%-owned subsidiary Sonoptic, which is involved in the conversion of analog video to digital video formats, and (v) Magic's 50%-owned subsidiary Viewer Services, which is involved in the inbound telemarketing and fulfilment services for television broadcasters and others. The eighth unit, Interlynx, is a leader in the design and development of educational and corporate multimedia, programming for CD-ROMs and web-sites, animation and 3-D rendering.

      The Hospitality Group is engaged in the marketing and distribution of NTN Entertainment Network services (the "Network") throughout Canada. These activities are being conducted through an exclusive license covering Canada granted to the Company by NTN Communications, Inc. of Carlsbad, California ("Communications"). The license grants NTNIN the right to market the products and programs of Communications throughout Canada for a 25 year term ending December 31, 2015. Communications does not have an equity position in the Company or in NTNIN. The former President of Communications (Daniel C. Downs) is a director of the Company.

      The Network is designed to capitalize on the growing trend for more leisure activities through two-way interactive television ("IATV") communications. Programming can be offered 24 hours a day and consists of two-way interactive games. The Network features a wide variety of sports and game programs permitting viewer interaction and participation for 16 hours each day. It is currently available to over 3,100 subscriber sites (each a "Group Subscriber") across North America which are primarily hotels, restaurants, taverns, colleges, military bases and other group viewing locations. Over 500 Group Subscribers are located in Canada. Designed to be hardware independent, the Network can be transmitted through a variety of techniques: direct satellite, cable, gateway service, FM sideband, Internet, TV vertical blanking interval, and telephone.

      The Company's revenues have traditionally been primarily derived from the delivery of Network programming to customer sites, typically by satellite ("broadcast services"), the rental and sale of equipment used in the reception of broadcast services and on-subscriber-site interactive participation in broadcasts over the Network, maintenance services, and event programming for corporate clients. Revenue from broadcast services was Cdn$3,932,912 (US$2,832,489) for the Company's fiscal year ended August 31, 1997 (the "1997 Fiscal Year").

      Over the past two years, revenue from equipment sales has gradually decreased, while revenue from equipment rental has risen. These changes reflect the success of the system rental program introduced over two years ago. Revenue from equipment sales was Cdn$144,748 (US$104,248), while revenue from equipment rental was Cdn$1,642,305 (US$1,182,791) for the 1997 Fiscal Year.

      Revenues from maintenance services grows in proportion to the number of Hospitality Network customers, which pay a monthly fee based on the size of their system. These revenues were Cdn$539,349 (US$388,440) for the 1997 Fiscal Year.

      The Corporate Events/Home Market Group is engaged in developing and delivering interactive programs for corporate clients for use at sales and training meetings, trade shows, and special events. Revenues from the Corporate Events/Home Market Group's activities for the 1997 Fiscal Year were Cdn$434,965 (US$313,263).

      The Magic Lantern Group is involved in marketing and distributing Educational video and media resources, the manufacturing of videotape copies, the marketing and fulfilment services of educational video titles, the conversion of analog video to digital video formats and the inbound telemarketing and fulfilment services for television broadcasters and others. Revenues from the Magic Lantern Group for the 1997 Fiscal Year were $2,816,152 (US$2,028,197).

      The expanding revenue base from Hospitality system clients in the 1997 Fiscal Year was the major contributor to net profit of Cdn$609,387 (US$438,882).

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

Network Programming

      The two-way interactive programming currently featured over the Network includes a variety of interactive sports and trivia games. The broadcast schedule includes between 14 and 17 hours of interactive programs per day. All present Network programming is structured to provide time for national, regional and local advertisements, as well as for local inserts, which permit each Group Subscriber to display announcements of promotional prices or other events at its business location. Communications holds licenses with major sports leagues which enable it to produce and deliver interactive games played in conjunction with live broadcasts of sporting events. Licenses are in place with the National Football League, National Hockey League, Major League Baseball, as well as the Canadian Olympic Association.

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

            The Company launched a new interactive trivia game on August 20, 1997, in which every Wednesday night, between 8:00 PM and 8:30 PM, players are asked trivia questions pertaining to the past 100 years of Olympic history.

            Other trivia programs include Topix, half hour programs featuring new themes each day; Retroactive, featuring pop-culture trivia with 60s, 70s and 80s content; Football Trivia; and Football Weekend Roundup, a late evening football trivia game featured on Mondays.

Hospitality Market

      The Hospitality market remained the Company's largest traditional core business in the 1997 Fiscal Year. The Company positions the Network to prospects and clients as a means of attracting patrons (to play the games), retaining their patronage (as they return to play again), and increasing the length of time patrons stay in their establishment. As the number of repeat customers and their length of stay increases, the hospitality establishment has an increased opportunity to sell additional food and beverage.

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

      Advertising and sponsorship revenues for the 1997 Fiscal Year were Cdn$246,090 (US$177,234). Canadian Network sponsors also contributed prizes for Network game winners, with a total retail value in excess of Cdn$150,000 (US$108,030).

Corporate Market

      The Corporate Events/Home Market Group continues to market, develop, and deliver a variety of corporate training, testing, and entertainment programs to a blue chip clientele across Canada and abroad. The Company promotes its products and services to this market through a direct sales staff, as well as through event agencies whose sales forces sell NTNIN services as part of a full service offering. These agencies generated a number of events at national sales meetings and conferences during the 1997 Fiscal Year. Agents which sell or resell these services do not operate under contract to the Company or NTNIN and they are compensated, on a commission basis, when payment is received for their "sales". None of these firms have "exclusive" arrangements with the Company or NTNIN.

      The marketing focus changed in the 1997 Fiscal Year in order to attract more extended and repeat corporate events. The Corporate Events/Home Market Group is targeting vertical markets, including the pharmaceutical, automotive, banking, and insurance industries. These industries have diversified workforces spread throughout the country, requiring effective and compelling communications tools, which Management believes the Company provides.

      The Group also introduced a new product in the 1997 Fiscal Year which targeted the human resources departments of large corporations. This product will enable corporate trainers to develop interactive programs and operate the interactive systems on their own. A monthly license fee will be charged to such clients and will be set at an affordable rate to attract volume sales.

      The Company has permanent systems installed at several high profile venues, including one in the exhibit area of the Hockey Hall of Fame in Toronto. Another system, located in a large kiosk at GM Place in Vancouver, quizzes passersby about the General Motors products being promoted. These popular installations support the Company's efforts to put its systems and programs into interesting, involving and profitable use in a variety of Corporate and Retail venues.

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

      The Company has recently entered into a contract with AOL Canada which is intended to lead to providing AOL Canada with a selection of Canadian oriented interactive game content for use by subscribers of this gateway service. AOL Canada has approximately 200,000 subscribers.

      The Company has also entered into agreements, together with Communications, to provide interactive game content for "tsn.ca", the World Wide Web site of TSN The Sports Network, the leading sports television specialty service in Canada, Discovery Channel exn.net (Canada) and to provide interactive game content for Bell Canada's broadband interactive television trials in London, Ontario and Repentigny, Quebec. Consumer trials are expected to be launched later in January 1998. The Company is also providing interactive game content for N.B. Tel's internet service, called VIBE.

The Company's games are currently being utilized by VIBE subscribers.

      The Company has also entered into an agreement with Videoway Communications ("Videoway"), a cable service provider in Canada, pursuant to which the Company is providing a selection of interactive games for use by Videoway's cable subscribers.

      Communications has considerable experience in providing interactive entertainment programming to the home market through its affiliation with GTE MainStreet, America OnLine, GEnie, and others. Communication's sizable catalogue of interactive games, exclusive licenses for the delivery of major league interactive sports, over twelve years of continuous development, programming, and broadcasting of IATV programs leads the Company to believe that both Communications and the Company are well positioned for the future in this market.

Sales and Marketing

      The marketing of the Network in Canada is conducted by the Company's direct sales force and through a regional sublicensee. This sublicensee, in turn, is expected to market the system to end-users, primarily Group Subscribers.

      A sublicense agreement exists for the Province of British Columbia. The sublicensee receives a commission based solely upon its ability to market the Network within its exclusive territory. During the year ended August 31, 1997, commissions of Cdn$190,107 (US$136,915) were paid to the British Columbia sublicensee.

      The sublicensee is responsible for marketing the Network to end-user establishments in its assigned territory in a manner consistent with the Company's policies and directives. The sublicense agreement is generally for a ten-year term and provides for the payment of a one-time sublicense fee and for the payment of commissions by the Company based upon Company Group Subscriber revenues derived from the sublicensee's exclusive region. In areas where the Company does not have an exclusive sublicensee, the Company markets the Network directly.

      At present, Communications has distribution arrangements with gateway services, systems which operate in conjunction with home personal computers through telephone lines. These services currently have in excess of 15,070,000 subscribers worldwide, of which America OnLine (AOL) has approximately 10 million worldwide, and AOL Canada has approximately 200,000 in Canada. As of the end of the 1997 Fiscal Year, the Company had only one direct agreement or arrangement with any provider of gateway services. The Company's revenues will include the Canadian portion of revenues received by Communications from other gateway services.

Education

      Communications has been active for several years in bringing interactive systems and services to the education field. Through its subsidiary LearnStar Corp. ("LearnStar"), Communications developed LearnStar, a system and curriculum software for distance learning and in-class use. LearnStar's products and services were introduced to the education market in the United States in early 1995 and has been licensed to approximately 170 schools to date.

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

      The Company has continued to investigate market opportunities for LearnStar in Canada. Management believes the education market could become a growth area for the Company in the coming years. Following the acquisition of the Magic Lantern Group in October 1996, the Company determined that plans for the introduction of LearnStar in Canada should be developed in concert with Magic and this process is presently underway. LearnStar has granted to the Company the exclusive license to market its products and services for educational applications throughout Canada.

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

Dependency Upon NTN Communications, Inc.

      All programming for the Network is furnished by Communications and is supplied through independent transmission companies. In addition, Communications is the Company's sole supplier of selected components of Network subscriber systems including Playmakers. The Company has no equity interest in Communications and the long term viability of the Company's Network business is dependent upon the continued availability of broadcast services originating at Communications' Broadcast Center. If Communications ceases operations or terminates broadcast services, the Company believes, but cannot assure, that services of the nature, quantity, and quality currently provided by Communications would become available from others. Any interruption in broadcast services would result in an interruption in those broadcast services normally delivered to Group Subscriber. Other Company services would continue, including the availability of interactive programs and games. The Company has not formulated plans for action which would be taken should Communications cease operations or alter the availability or terms of continued availability of broadcast services.

      Accordingly, the Company is substantially dependent upon the continued existence of Communications. Based upon its Annual Report on Form 10-K for its fiscal year ended December 31, 1996, Communications reported a net income (loss) of approximately US$(22,952,000), US$(3,948,000) and US$707,000 for the years ended December 31, 1996, 1995 and 1994, respectively. According to its latest Quarterly Report on Forms 10-Q, Communications reported a net loss of approximately US$9,709,000 for the nine months ended September 30, 1997, and had shareholders' equity of US$4,344,000 and a working capital deficiency of US$5,838,000 at September 30, 1997.

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

      Viewer Services, a new joint venture company 50% owned by Magic, was created to assume the inbound telemarketing and product fulfilment business previously operated by TVOntario, the provincial educational television broadcaster in Ontario. Viewer Services began operations in November 1996 and focuses on assuming and building the fulfilment services associated with TVOntario programming. It has expanded its base of broadcast clients and now provides similar services for VISION TV and the Knowledge Network. In either of these regards, it has no direct competition.

Interlynx Multimedia

The Company, effective as of September 1, 1997, acquired 51% of the shares of Interlynx Multimedia, Inc. of Toronto ("Interlynx"). The acquisition was paid for with a combination of cash and issuance of shares.

Interlynx is a leader in designing and developing educational and corporate multimedia, programming for CD-ROMs and Web Sites and animation and 3-D rendering. Their sales are targeted for both local and international markets. The acquisition is designed to bolster the Company's production capabilities and assist in the development of high-speed broadband contracts.

Interlynx also owns 60% of Interlynx International, Inc., the marketing and sales arm of Interlynx responsible for the international distribution of all CD-ROM products, licensing and partnerships in other countries.

Employees

      The Company has 99 employees in the 8 subsidiaries, consisting of 10 executives, 19 salespersons, 30 persons involved in technical and warehouse services, 12 involved in graphic development, 12 clerical staff, 7 in marketing and 9 individuals involved in finance and administration. During the 1997 Fiscal Year, the Company anticipates hiring an additional 5 persons in various capacities to assist in the Company's growth and development. Employee relationships are solid and the Company believes its planned staff to be adequate for its anticipated needs.

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

Magic owns three office units, comprising an aggregate 8,000 square feet of office space, in a building located in Oakville, Ontario, Canada. These properties, which collectively serve as Magic's principal executive offices, are pledged as security for a demand instalment loan, from the Royal Bank of Canada, with an outstanding principal amount of Cdn$641,000 (US$461,649) as of August 31, 1997. Magic and its subsidiaries also lease (or are negotiating leases for) additional properties as follows:

                                                                  Lease
                                                      Square   Expiration
       Location                   Purpose              Feet       Date              Annual Rent
       --------                   -------              ----       ----              -----------

Saint John, New Brunswick    Offices                   2,342    06/30/00     Cdn$35,130       US$25,670
Langley, British Columbia    Offices                   1,048    12/31/97          8,400           6,138
Oakville, Ontario            Offices and warehouse     4,000    12/01/98         15,970          11,742
Vancouver, British Columbia  Offices and warehouse     8,451    08/31/00         78,171          57,119

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

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of its security holders during the quarter ended August 31, 1997.

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

                                                        Bid Prices
                                             --------------------------------
Quarters Ended                                    High                   Low
--------------                                    ----                   ---

November 30, 1995........................    US$4-5/12                  3-1/4
February 29, 1996........................       5-1/12                 3-1/12
May 31, 1996.............................        6-1/2                 4-7/12
August 31, 1996..........................        7-1/8                  4-1/4

November 30, 1996........................            8                  4-7/8
February 28, 1997........................        5-1/4                  3-7/8
May 31, 1997.............................        4-5/8                  2-7/8
August 31, 1997..........................        6-5/8                 3-7/16

Holders

      As of the close of business on August 31, 1997, there were 379 holders of record of Common Stock. The Company believes that there are approximately 600 beneficial holders of Common Stock.

Dividends

      Since its inception in 1987, the Company has not paid any cash dividends on its Common Stock. However, the Company has, in the past, declared certain stock dividends and stock splits. The Company intends to retain earnings, if any, to finance operations and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future.

Item 6. Selected Financial Data.

      The following table sets forth a summary of selected financial information regarding the Company and its subsidiaries, consolidated, for each of the five fiscal years ended August 31, 1997. For the convenience of the reader, the selected financial information is also given in U.S. dollars, converted at the Noon Buying Rate in effect at the end of the period to which the amount relates. (For applicable Noon Buying Rates, see "Exchange Rates" preceding Item 1 above.) In the 1997 Fiscal Year, depreciation expense has been reclassified and is no longer included in cost of sales. Previous years' comparatives have been restated to be consistent.

Statement of Operations Data (Canadian Dollars):

                                                               Year Ended August 31,
                                -----------------------------------------------------------------------------------
                                     1997               1996             1995            1994              1993
                                     ----               ----             ----            ----              ----
Operating revenues...........   Cdn$10,351,689     Cdn$6,318,251    Cdn$4,559,382   Cdn$3,147,980     Cdn$2,770,479
Cost of sales................        3,395,898         2,223,916        1,701,629       1,244,462         1,268,250
Gross profit.................        6,955,791         4,094,335        2,857,753       1,903,518         1,502,229
Net income...................          609,387           541,059          357,535          75,694            55,811
Net income per share.........              .23               .23              .17             .05               .07
Weighted average number of
 shares outstanding..........        2,694,734         2,392,548        2,146,226       1,517,348           779,097
--------------------------------------------------------------------------------------------------------------------

Balance Sheet Data (Canadian Dollars):

                                                                    August 31,
                                -----------------------------------------------------------------------------------
                                     1997               1996             1995            1994              1993
                                     ----               ----             ----            ----              ----
Total assets.................   Cdn$14,287,602     Cdn$9,883,093    Cdn$8,352,670   Cdn$3,575,115     Cdn$3,043,832
Long-term obligations........        2,185,249              -0 -              -0-            -0 -            18,804
Shareholders' equity.........        9,488,648         8,877,434        7,536,411       2,338,277         2,148,719

Statement of Operations Data  (United States Dollars):

                                                               Year Ended August 31,
                                -----------------------------------------------------------------------------------
                                     1997               1996             1995            1994              1993
                                     ----               ----             ----            ----              ----
Operating revenues...........   US$7,455,304       US$4,616,917     US$3,394,418    US$2,295,785      US$2,097,576
Cost of sales................      2,445,731          1,830,963        1,266,847         907,571           960,214
Gross profit.................      5,009,573          2,785,954        2,127,571       1,388,214         1,137,363
Net income...................        438,882            395,366          266,182          55,203            42,255
Net income per share.........            .16                .17              .12             .04               .05
Weighted average number of
 shares outstanding..........      2,694,734          2,392,548        2,146,226       1,517,348           779,097

Balance Sheet Data (United States Dollars):

                                                                    August 31,
                                -----------------------------------------------------------------------------------
                                     1997               1996             1995            1994              1993
                                     ----               ----             ----            ----              ----
Total assets.................    US$10,289,955     US$7,221,844     US$6,218,486     US$2,607,289      US$2,304,537
Long-term obligations........        1,573,820              -0-              -0-              -0-            14,237
Shareholders' equity.........        6,833,740        6,486,981        5,610,788        1,705,278         1,626,831
--------------------------------------------------------------------------------------------------------------------

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

Results of Operations

Year Ended August 31, 1997 Compared to Year Ended August 31, 1996

      Revenues. Revenues from program content services for the 1997 Fiscal Year were Cdn$3,932,912 (US$2,832,490), compared to Cdn$3,520,814 (US$2,572,754) for the Company's fiscal year ended August 31, 1996 (the "1996 Fiscal Year"), an increase of Cdn$412,098 or 11.7%. This increase is primarily the result of an increase in the average number of sites outstanding in 1997 when compared to the average number of sites outstanding in 1996.

      Revenues from equipment rental were Cdn$1,642,305 (US$1,182,791), compared to Cdn$959,153 (US$700,879) for the 1996 Fiscal Year, an increase of Cdn$683,152 or 71.2%. This increase is primarily the result of an increase in the average number of rental systems outstanding in 1997 when compared to the average number of rental systems outstanding in 1996. Revenues from event programming for the 1997 Fiscal Year were Cdn$434,965 (US$313,263), compared to Cdn$409,722 (US$299,395) for the 1996 Fiscal Year, an increase of Cdn$25,243 or 6.2%. This increase is due primarily to increased initiatives in this area in 1997.

      Revenues from maintenance services were Cdn$539,349 (US$388,440) for the 1997 Fiscal Year, compared to Cdn$476,533 (US$348,216) for the 1996 Fiscal Year, an increase of Cdn$62,816 or 13.2%. This increase is primarily the result of an increase in the average number of systems and rental Playmakers outstanding in 1997 when compared to the average number outstanding in 1996.

      Revenues from equipment sales, which were Cdn$144,748 (US$104,248), remained relatively constant when compared to Cdn$148,330 (US$108,389) for the 1996 Fiscal Year, a decrease of Cdn$3,582 or 2.4%. This decrease is reflective of the Company's initiatives in introducing a rental equipment program over 2 years ago.

      Revenues from ad sponsorship were Cdn$246,090 (US$177,234) for the 1997 Fiscal Year, compared to Cdn$198,989 (US$145,407) for the 1996 Fiscal Year, an increase of Cdn$47,101 or 23.7%. This increase is primarily the result of increased initiatives in this area.

      Revenues from video sales and video dubbing, as earned by the Magic Lantern Group, were

Cdn$2,277,768 (US$1,640,452) and Cdn$399,082 (US$287,420) respectively, for the
1997 Fiscal Year, the first year of ownership by the Company.

      Other revenues, as earned by NTNIN and NTN Canada Inc., which consist primarily of revenue from internet services and interest income, were Cdn$595,168 (US$428,641), compared to Cdn$604,710 (US$441,878) for the 1996
Fiscal Year, a decrease of Cdn$9,542 or 1.6%. Other revenues, as earned by the Magic Lantern Group, consist primarily of revenue from video conversion services. Revenues in this area were Cdn$139,302 (US$100,326) for the 1997 Fiscal Year, the first year of ownership by the Company.

      As a result of the foregoing, the Company's total revenues were Cdn$10,351,689 (US$7,455,304), compared to Cdn$6,318,251 (US$4,616,917) for the
1996 Fiscal Year, an increase of Cdn$4,033,438 or 63.8%. Excluding total revenues from the Magic Lantern Group of Cdn$2,816,152 (US$2,028,197), revenues were Cdn$7,535,537 (US$5,427,106) for the 1997 Fiscal Year, compared to revenues of Cdn$6,318,251 (US$4,616,917) from the 1996 Fiscal Year, an increase of Cdn$1,217,286 or 19.3%.

      Cost of Sales. Commissions for the 1997 Fiscal Year were Cdn$1,757,922 (US$1,266,058), compared to Cdn$1,549,729 (US$1,132,429) for the 1996 Fiscal
Year, an increase of Cdn$208,193 or 13.4%. This increase is primarily the result of an increase in the average number of sites outstanding in 1997 compared to the average number outstanding in 1996. Since the amount the Company is billed by Communications is a direct function of the number of sites, an increase in the number of average sites outstanding in 1997 would result in higher commissions payable to Communications in 1997, than the level experienced in 1996. As a percentage of the Company's total revenues, such costs decreased to 17.0% for the 1997 Fiscal Year from 24.5% for the 1996 Fiscal Year. This decrease is primarily the result of an increase in sales which are not commissionable, including sales made by the Company's direct sales force who do not receive commission, and revenues from the Magic Lantern Group for the year.

      Equipment costs were Cdn$258,701 (US$186,317), compared to Cdn$298,243 (US$217,934) for the 1996 Fiscal Year, a decrease of Cdn$39,542 or 13.2%. As a percentage of the Company's total revenues, such costs decreased to 2.5% for the 1997 Fiscal Year from 4.7% for the 1996 Fiscal Year. This decrease, both in total amount and as a percentage of total revenue, is primarily the result of a decreased level of equipment sales, in 1997 when compared to the level of equipment sales in 1996, resulting from the continued success of the rental program.

      Video and video dubbing costs, originating from the Magic Lantern Group, were Cdn$797,636 (US$574,459) and Cdn$212,072 (US$152,735), for the 1997 Fiscal
Year. As a percentage of the Company's total revenues, these costs were 7.7% and 2.0%.

      Other costs, originating from activities of NTNIN, were Cdn$359,886 (US$259,190), compared to Cdn$375,944 (US$274,712) for the 1996 Fiscal Year, a decrease of Cdn$16,058 or 4.3%. As a percentage of the Company's total revenues, such costs decreased to 3.5% for the 1997 Fiscal Year from 6.0% for the 1996 Fiscal Year. Other costs, originating from the activities of the Magic Lantern Group, were Cdn$9,681 (US$6,972) for the 1997 Fiscal Year, which were 0.1% of the Company's total revenues.

      As a result of the foregoing, the Company's total cost of sales was Cdn$3,395,898

(US$2,445,731), compared to Cdn$2,223,916 (US$1,625,076) for the 1996 Fiscal
Year, an increase of Cdn$1,171,982 or 52.7%. Excluding the Magic Lantern Group's cost of sales of Cdn$1,019,389 (US$734,166), cost of sales were Cdn$2,376,509 (US$1,711,566) in the 1997 Fiscal Year, compared to Cdn$2,223,916 (US$1,625,076)
in the prior year, an increase of $152,593 or 6.9%. Total gross margins improved to 67.2% in the 1997 Fiscal Year from 64.8% in the 1996 Fiscal Year, and excluding the Magic Lantern Group, the gross margin improved to 68.5% in the 1997 Fiscal Year.

      Expenses. Selling, general and administrative expenses for the 1997 Fiscal Year were Cdn$4,786,519 (US$3,447,259), compared to Cdn$2,642,853 (US$1,931,204)
for the 1996 Fiscal Year, an increase of Cdn$2,143,666 or 81.1%. These expenses for the 1997 Fiscal Year, excluding those of the Magic Lantern Group of Cdn$1,394,541 (US$1,004,351), totaled Cdn$3,391,978 (US$2,442,908), compared to
Cdn$2,642,853 (US$1,931,204) for the 1996 Fiscal Year, an increase of Cdn$749,125 or 28.3%. As a percentage of the Company's total revenues, total selling, general and administrative expenses increased to 46.2% for the 1997 Fiscal Year from 41.8% for the 1996 Fiscal Year. This increase in percentage is primarily the result of the addition of staff and rising salaries in 1997, when compared to 1996.

      Bad debts expense was Cdn$48,284 (US$34,774), compared to Cdn$54,990 (US$40,183) for the 1996 Fiscal Year, a decrease of Cdn$6,706 or 12.2%. As a percentage of the Company's total revenues, such costs decreased to 0.5% for the 1997 Fiscal Year from 0.9% for the 1996 Fiscal Year. This decrease is primarily the result of an overall improvement in the management of the Company's accounts receivable.

      Interest and bank charges for the 1997 Fiscal Year were Cdn$109,834 (US$79,103), compared to Cdn$8,657 (US$6,326) for the 1996 Fiscal Year, an increase of Cdn$101,177 or 1168.7%. As a percentage of the Company's total revenues, such costs increased to 1.1% for the 1997 Fiscal Year from 0.1% for the 1996 Fiscal Year. This increase is the result of the increased debt load assumed upon the Magic Lantern Group Acquisition.

      Depreciation and amortization for the 1997 Fiscal Year were Cdn$952,145 (US$685,736), compared to Cdn$383,776 (US$280,436) for the 1996 Fiscal Year, an increase of Cdn$568,369 or 148.1%. As a percentage of the Company's total revenues, such costs increased to 9.2% for the 1997 Fiscal Year from 6.1% for the 1996 Fiscal Year. This increase is the result of both depreciation on the increased amount of rental equipment in the field, attributable to an increased number of average rental sites outstanding in 1997, and amortization of goodwill associated with the purchase of the Magic Lantern Group.

      Income Taxes. Provision for income taxes was Cdn$433,900 (US$312,495) for the 1997 Fiscal Year, compared to Cdn$463,000 (US$338,327) for the 1996 Fiscal Year, a decrease of Cdn$29,100 or 6.3%. The provision for taxes is lower in 1997 when compared to the 1996 provision due to a lower level of taxable income experienced in 1997.

      Net Income. As a result of all of the above, the Company's net income for the 1997 Fiscal Year was Cdn$609,387 (US$438,882), compared to Cdn$541,059 (US$395,366) for the 1996 Fiscal Year, an increase of Cdn$68,328 or 12.6%. This represents a decrease in net income as a percentage of total revenues to 5.9% in the 1997 Fiscal Year from 8.6% in the 1996 Fiscal Year.

Year Ended August 31, 1996 Compared to Year Ended August 31, 1995

      Revenues. Revenues from program content services for the 1996 Fiscal Year were Cdn$3,520,814 (US$2,572,754), compared to Cdn$2,772,319 (US$2,063,966) for the Company's fiscal year ended August 31, 1995 (the "1995 Fiscal Year"), an increase of Cdn$748,495 or 27%. This increase was primarily the result of a net increase of 100 Network locations during the year.

      Revenues from equipment rental were Cdn$959,153 (US$700,879), compared to Cdn$517,950 (US$385,609) for the 1995 Fiscal Year, an increase of Cdn$441,203 or 85.2%. This increase was primarily the result of an increase in the number of rental systems and an increase in the number of Playmakers per system installed in Group Subscriber locations.

      Revenues from event programming for the 1996 Fiscal Year were Cdn$409,722 (US$299,395), compared to Cdn$373,477 (US$278,050) for the 1995 Fiscal Year, an increase of Cdn$36,245 or 9.7%. This increase was primarily the result of sales efforts leading to a greater number of higher revenue-producing events.

      Revenues from maintenance services were Cdn$476,533 (US$348,216), compared to Cdn$381,008 (US$283,657) for the 1995 Fiscal Year, an increase of Cdn$95,525 or 25.1%. This increase was primarily the result of an increase in the number of systems and rental Playmakers installed in Group Subscriber locations.

      Revenues from equipment sales were Cdn$148,330 (US$108,389), compared to Cdn$215,152 (US$160,179) for the 1995 Fiscal Year, a decrease of Cdn$66,822 or 31.1%. This decrease was primarily the result of a majority of Group Subscribers preferring the system rental program which was begun two years earlier, as evidenced by the increase in revenues from equipment rental.

      Ad sponsorship revenues increased to Cdn$198,989 (US$145,407) in Fiscal Year 1996 from Cdn$18,414 (US$13,709) in the prior year, an increase of Cdn$180,575 or 980.6%. this increase was primarily due to increased advertising and sponsorship revenues from a larger number of advertisers.

      Other revenues, consisting primarily of interest income and revenues from internet services, were Cdn$604,710 (US$441,878), compared to Cdn$281,062 (US$209,248) for the 1995 Fiscal Year, an increase of Cdn$323,648 or 115.2%. This increase is primarily the result of increased revenues from internet services, which were new in 1996.

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

      As a result of the foregoing, the Company's total costs of sales were Cdn$2,223,916 (US$1,625,076), compared to Cdn$1,701,629 (US$1,266,847) for the
1995 Fiscal Year, an increase of Cdn$522,287 or 30.7%, and total gross margins improved to 64.8% in the 1996 Fiscal Year from 62.7% in the 1995 Fiscal Year.

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

      Depreciation and amortization for the 1996 Fiscal Year were Cdn$383,776 (US$280,436), compared to Cdn$231,785 (US$172,562) for the 1995 Fiscal Year, an increase of Cdn$151,991 or 65.6%. As a percentage of the Company's total revenues, such costs increased to 6.1% for the 1996 Fiscal Year from 5.1% for the 1995 Fiscal Year.

      Income Taxes. Provision for income taxes were Cdn$463,000 (US$338,327) for the 1996 Fiscal Year, compared to Cdn$139,100 (US$103,559) for the 1995 Fiscal Year, an increase of Cdn$323,900 or 232.9%. The provision for taxes is higher in 1996 when compared to the 1995 provision due to a higher level of taxable income experienced in 1996.

      Net Income. As a result of all of the above, the Company's net income for the 1996 Fiscal Year was Cdn$541,059 (US$395,366), compared to Cdn$357,535 (US$266,182) for the 1995 Fiscal Year, an increase of Cdn$183,524 or 51.3%. This represents an increase in net income as a percentage of total revenues to 8.6% in the 1996 Fiscal Year from 7.8% in the 1995 Fiscal Year.

Liquidity and Capital Resources

      At August 31, 1997, the Company had working capital of Cdn$3,499,862 (US$2,520,606), a decrease of Cdn$2,586,294 from working capital of Cdn$6,086,156 (US$4,447,319) at August 31, 1996. This decrease is primarily due to the increased debt load assumed on the acquisition of the Magic Lantern Group.

      For the 1997 Fiscal Year, the Company had a net increase in cash flow of Cdn$643,908 (US$463,744), an increase from its net decrease in cash flow of Cdn$1,320,251 (US$964,743) for the 1996 Fiscal Year. Net positive cash flow for the 1995 Fiscal Year was Cdn$1,486,036 (US$1,106,340). The increase in net cash flow for the 1997 Fiscal Year was primarily due to cash provided from operations.

      Cash provided by operating activities for the 1997 Fiscal Year was Cdn$3,814,770 (US$2,747,404), an increase of Cdn$4,168,913 from cash used by operating activities for the 1996 Fiscal Year. The major factors contributing to this increase from the 1996 Fiscal Year include: an increase in net income before depreciation and amortization of Cdn$636,697 (US$458,550); a decrease in short-term investments of Cdn$1,872,137 (US$1,348,316); a decrease in inventory of Cdn$180,134 (US$129,733), due to an increased level of inventory converted to rental equipment during the year; a decrease in prepaid expenses of Cdn$253,487 (US$182,562); and increases in accounts payable and accrued liabilities and income taxes payable of Cdn$92,744 (US$66,794) and Cdn$108,197 (US$77,924) respectively, due mainly to expanding operations, higher debt load, and higher effective tax rates in 1997, respectively. These sources of operating cash were mitigated by the use of cash resulting from the increase in accounts receivable of Cdn$286,008 (US$205,983), which resulted from increased sales levels in 1997. Cash used by operations for the 1996 Fiscal Year decreased by Cdn$1,626,179 from the cash used in operations in the 1995 Fiscal Year, primarily due to an increase in net income before depreciation and amortization of Cdn$335,515 (US$245,170), as well as increases in accounts payable and accrued liabilities of Cdn$251,329 (US$183,653) resulting from growth in the Company's operations. Income taxes payable increased Cdn$162,294 (US$118,593) from the prior year as a result of increased taxable income. These sources of operating cash were offset by the use of cash in increasing short-term investments by Cdn$1,525,770 (US$1,114,921). Also, inventory increased by Cdn$75,915 (US$55,473), as required to service the increase in Group Subscriber locations, prepaid expenses increased by Cdn$11,732 (US$8,573), and accounts receivable increased by Cdn$99,184 (US$72,476) in the 1996 Fiscal Year, primarily due to increased sales levels.

      Cash used in investing activities in both the 1997 Fiscal Year and 1996 Fiscal Year was Cdn$3,092,057 (US$2,226,905) and Cdn$1,521,849 (US$1,112,056),
respectively. Cash used in the 1997 Fiscal Year was greater than in the prior fiscal year primarily due to the Company's purchase of the Magic Lantern Group totaling Cdn$1,644,497 (US$1,184,369), the investment in Viewer Services of Cdn$38,305 (US$27,587) by Magic and the purchase of certain of the business assets and the resulting goodwill of Image Media by Magic for Cdn$590,000 (US$424,919). The above uses of cash were somewhat offset by the decrease in notes receivable in the 1997 Fiscal Year of Cdn$221,510 (US$159,532).

      Cash used in financing activities in the 1997 Fiscal Year was Cdn$78,805 (US$56,755) which decreased by Cdn$634,546 from the amount provided by financing activities of Cdn$555,741

(US$406,095) in the 1996 Fiscal Year. This decrease was primarily due to the fact that in the 1996 Fiscal Year, the Company received net proceeds of Cdn$799,964 (US$584,555) on the issuance of 385,386 shares of its Common Stock compared to only Cdn$1,827 (US$1,316) of net proceeds received on 375 shares issued in the 1997 Fiscal Year.

      The Company believes that its working capital position provides the required liquidity on both a short and long term basis and that its will not require external financing for its operating activities during the 1998 Fiscal Year, as based upon the Company's present plans for the 1998 Fiscal Year. However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

      The rate of inflation has had little impact on the Company's operations or financial position during the three fiscal years ended August 31, 1997, and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1998 Fiscal Year.

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

Financial Statement                                                    Location*
-------------------                                                    --------

Report of Independent Auditors........................................  F - 1
Consolidated Balance Sheets...........................................  F - 2
Consolidated Statements of Operations and Retained Earnings (Deficit).  F - 3
Consolidated Statements of Cash Flows.................................  F - 4
Notes to Consolidated Financial Statements............................  F - 5

----------
*     Page F-1 follows page 38 to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                                                                        Director
Name                 Age    Principal Positions with the Company          Since
----                 ---    ------------------------------------          -----

Peter Rona            51   President, Chief Executive Officer,            1987
                           Principal Financial and Accounting
                           Officer and Chairman of the Board
                           of Directors of the Company

Douglas R. Connolly   44   President of Magic Lantern Communications      1996
                           Ltd.; Director of the Company
Daniel C. Downs       58   Director of the Company                        1993
James R. Newell       40   Director of the Company                        1994
James Thompson        55   Director of the Company                        1997
Dale G. Smith         48   Director of the Company                        1993
Adrian P. Towning     53   Director of the Company                        1994
Mark Truman           42   Acting Secretary of the Company                N/A

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

      Daniel C. Downs has been Executive Vice-President (1983 to April 1994), Chief Operating Officer (1983 to October 1996), President (April 1994 to March
1997) and a Director (1985 to June 1997) of NTN Communications, Inc., a developer and distributor of interactive programs. Under a License Agreement, dated March 23, 1990 (the "License Agreement"), between Communications and NTNIN, the Company, through NTNIN, holds the exclusive license to market the products and programs of Communications throughout Canada through December 31, 2015. Mr. Downs was an independent marketing consultant from 1981 to 1983, during which time he also worked on the development of the interactive game QB1. From 1979 to 1981, he served as Executive Vice-President and General Manager of Hollywood Park Race Course. From 1974 to 1979, he served as Executive and General Manager for the Southern California Racing Association at Los Alamitos Race Course.

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

      James Thompson is the President (since January 1997) of Netstar Communications, Inc. (formerly Labatt Communications, Inc.), President (since June 1994) of TSN The Sports Network ("TSN"), a cable network providing sports, news and entertainment programming throughout Canada and an affiliate of Netstar. Mr. Thompson also served as General Manager (July 1988 to January
1997), Vice-President (July 1988 to June 1994), Vice-President of Programming (January 1986 to July 1988) and Program Director (July 1985 to January 1986) of TSN. Prior to joining TSN, Mr. Thompson was employed for over twenty years by the Canadian Broadcasting Corporation, serving in positions of increasing responsibility up to the level of Executive Producer.

      Dale G. Smith has been an officer and part owner of Montebello Farms Inc., the world's second largest breeders of Straight Egyptian Arabian Horses, since 1990. From 1988 to 1990, he was the President of Oden Capital Corporation, a privately owned venture capital company. From 1969 to 1988, he was a member of Deloitte & Touche, chartered accountants, having been elected a partner in 1980.

      Adrian P. Towning is a private, independent investor in several companies involved in the communications industry. As a result of his investments, he has served as a director of some of these companies, including Medical Communications Corporation ("MCC") (1994 to July 1996). On May 14, 1996, MCC filed a petition under Chapter 7 of the United States Bankruptcy Code and the Bankruptcy Court appointed a Trustee of MCC on July 11, 1996. On July 16, 1996, MCC was dissolved. From 1983 to 1989, he established and managed Anglo-Massachusetts Investments Incorporated, with offices in Boston and London, which was involved in providing financial advice to Europeans.

      Mark Truman has been the Controller of the Company since December of 1994.

      Pursuant to a Designation Agreement, dated as of October 4, 1994, among the Company, NTNIN and NetStar, the Company has granted NetStar the right to designate one-third (1/3) of the members of the Company's Board of Directors so long as NetStar is the owner of at least 20% and not greater than 50% of the outstanding Common Stock. Should NetStar's ownership be at least 10% and less than 20% of the outstanding Common Stock, NetStar would be entitled to designate one-sixth (1/6) of the members of the Company's Board. Further, should NetStar's ownership exceed 50% of the outstanding Common Stock, NetStar shall be entitled to designate one-half (1/2) of the members of the Company's Board. In accordance with the terms of the Designation Agreement, James R. Newell and James Thompson have been designated by NetStar as directors of the Company.

Item 11. Executive Compensation.

Summary Compensation Table

      The following table sets forth information concerning the compensation paid or accrued by the Company during the three years ended August 31, 1997 to those individuals who served as Chief

Executive Officer of the Company during the 1997 Fiscal Year and all other executive officers of the Company or any of its subsidiaries at August 31, 1997 who received total annual salary and bonuses in excess of $100,000 during the 1997 Fiscal Year (collectively, the "Named Executive Officers").

                                                                                              Long-Term
                                                                                             Compensation
                                                                                             ------------
                                                      Annual Compensation                       Awards
                                              ------------------------------------------     ------------
                                                                                              Securities
                                 Year Ended                                 Other Annual      Underlying
  Name and Principal Position    August 31,     Salary         Bonus        Compensation       Options
  ---------------------------    ----------     ------         -----        ------------       -------
Peter Rona, President and           1997      US$119,103     US$34,030          $-0-            25,000
Chief Executive Officer             1996         115,090        10,961         3,483            37,500
                                    1995         111,674        11,167           -0-            75,000

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

Option Grants Table

      The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during the 1997 Fiscal Year, (b) the percentage the grant represents of the total number of options granted to all Company employees during the 1997 Fiscal Year, (c) the per share exercise price of each option, (d) the expiration date of each option, and (e) the potential realized value of each option based on: (i) the assumption of a five (5%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term, and (ii) the assumption of a ten (10%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term.

                                 Percentage of                              Potential Realizable Value at
                                 Total Options                              Assumed Rates of Stock Price
             Number of Shares     Granted to                                Appreciation for Option Term
                Underlying       Employees in    Exercise     Expiration    ------------------------------
Name          Options Granted     Fiscal Year     Price          Date            5%              10%
----          ---------------     -----------     -----          ----            --              ---
Peter Rona        25,000             30.0%       US$4.875      11/25/01       US$33,672       US$74,406

Options Exercised and Remaining Outstanding

      Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during the 1997 Fiscal Year upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price),
(iii) the total number of unexercised options held on August 31, 1997, separately identified between those exercisable and those not exercisable, and
(iv) the aggregate value of in-the-money, unexercised options held on August 31, 1997, separately identified between those exercisable and those not exercisable.

                                                                                 Value of Unexercised
                                            Number of Unexercised Options      In-the-Money Options at
                 Shares                          At August 31, 1997                August 31, 1997
              Acquired on                   -----------------------------    ----------------------------
Name            Exercise    Value Realized  Exercisable    Unexercisable     Exercisable    Unexercisable
----            --------    --------------  -----------    -------------     -----------    -------------
Peter Rona          -0-           -0-         167,500           -0-           US$162,600         -0-

Director's Remuneration

      Each director not otherwise a full time employee of the Company is eligible to receive Cdn$500 for each meeting of the Board of Directors or committee thereof which they attend, along with the reimbursement of their reasonable expenses incurred on the Company's behalf. The NetStar designees on the Company's Board have declined such compensation in the 1997 Fiscal Year and in previous fiscal years.

      On April 7, 1997, the following directors were awarded five-year options to purchase 1,500 shares of Common Stock each, at $3.875 per share: Daniel C. Downs, Dale G. Smith and Adrian P. Towning.

Employment Contracts with Named Executive Officers

      As of September 1, 1997, NTNIN extended by two years its employment agreement (the "Rona Employment Agreement") with Peter Rona, its President and Chief Executive Officer, originally dated as of September 1, 1994. Mr. Rona is also the President, Chief Executive Officer, Chief Financial and Accounting Officer and Chairman of the Board of Directors of the Company. NTNIN's obligations under the Rona Employment Agreement have been guaranteed by the Company. Mr. Rona does not receive any compensation from the Company other than pursuant to the Rona Employment Agreement.

      The Rona Employment Agreement provides for an initial base compensation of Cdn$165,375 with annual increases to be subject to review by the Board of Directors, but in no event less than the proportional increase in the Consumer Price Index as published by Statistics Canada, plus a bonus equal to a percentage of the annual base compensation paid to Mr. Rona determined by reference to the excess of NTNIN's actual net income before taxes over specified amounts set forth in the Rona Employment Agreement. The Rona Employment Agreement further provides for the granting to Mr. Rona of stock options at the discretion of the Board of Directors. The Board awarded Mr. Rona stock options to purchase 25,000 shares of Common Stock as of November 26, 1996. In all other respects, the basic provisions of the Rona Employment Agreement remains the same.

      Magic has entered into two separate Employment Agreements, each dated October 1, 1996, with Douglas Connolly and Wendy Connolly. These Employment Agreements each have two year terms commencing on September 1, 1997 and terminating on August 31, 1999, and pursuant to which Mr. and Ms. Connolly shall receive annual base salaries of Cdn$125,000 (US$90,025 at August 31, 1997) and Cdn$70,000 (US$50,414), respectively, together with automotive expenses of Cdn$12,000 (US$8,624) and Cdn$8,400 (US$6,050), respectively. There is a provision in each Employment Agreement for a cost-of-living adjustment to their base salaries for the second year of the term. In addition, under their respective Employment Agreements, Mr. and Ms. Connolly shall each be entitled to a bonus, not to exceed Cdn$50,000 (US$36,010) and Cdn$28,000(US$20,166), respectively (subject to a cost-of living adjustment for the second year of their respective terms), to be based upon the actual net income before taxes, if any, of Magic during each year of the terms of the Employment Agreements. The D. Connolly Employment Agreement further provides for Mr. Connolly to serve as President and Chief Operating Officer of Magic during its term.

      NTNIN has entered into an Employment Agreement, dated August 15, 1997, with Don Pagnutti. This employment agreement has a two-year term, commencing on September 15, 1997 and terminating on September 14, 1999, with a revolving term to be reviewed annually at the anniversary of the commencement date. The agreement provides for an initial base compensation of $Cdn137,500 with annual reviews, together with automobile expenses of Cdn$9,000 plus a bonus equal to a percentage of the annual base compensation paid to Mr. Pagnutti determined by reference to the excess of NTNIN's actual net income before taxes over specified amounts set forth in the agreement. This agreement further provides for the granting to Mr. Pagnutti of stock options at the discretion of the Board of Directors. This agreement also provides for Mr. Pagnutti to serve as Executive Vice President and Chief Operating Officer of NTNIN during its term.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Set forth in the table below is information concerning the ownership, as of the close of business on August 31, 1997, of the Common Stock by each person who is known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock, the Company's directors and Named Executive Officers, and all directors and executive officers as a group.

                                             Amount and Nature of     Percent of
Name and Address                             Beneficial Ownership      Class (1)
----------------                             --------------------      ---------

NetStar Enterprises Inc. (2)..............         1,578,091  (3)         51.0%
James R. Newell (4).......................         1,578,091  (5)         51.0
James Thompson (4)........................         1,578,091  (5)         51.0
Peter Rona (6)............................           360,357  (7)         12.9
Anor Management Ltd. (8)..................           192,857  (8)          7.3
Douglas Connolly..........................            38,158  (9)          0.1
Adrian P. Towning.........................             5,250 (10)          0.0
Daniel C. Downs...........................               750 (10)          0.0
Dale G. Smith.............................               750 (10)          0.0

All directors and executive officers as a
     group (7 persons)....................         1,983,356 (11)        57.8%

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

(2) The address for NetStar Enterprises Inc. (formerly, Labatt Communications Inc.) ("NetStar") is 2225 Sheppard Avenue East - Suite 100, North York, Ontario, Canada M2J 5C2.

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

(4) The address for Messrs. Newell and Thompson is c/o NetStar Communications Inc., 2225 Sheppard Avenue East - Suite 100, North York, Ontario, Canada M2J 5C2.

(5) Includes the 1,578,091 shares of Common Stock beneficially owned by NetStar, of which Mr. Newell is Senor Vice President of Finance and Chief Financial Officer and Mr. Thompson is President and Chief Operating Officer.

(6) The address for Mr. Rona is c/o NTN Canada, Inc., 14 Meteor Drive, Etobicoke, Ontario,

      Canada M9W 1A4.

(7) Includes (a) 192,857 shares of Common Stock issuable upon conversion of the 900,000 shares of Convertible Preferred Stock held of record by Anor Management, Ltd. ("Anor") and (b) 167,500 shares issuable upon exercise of options granted to Mr. Rona which are currently exercisable. Mr. Rona is the President, sole director and sole shareholder of Anor.

(8) The address for Anor is c/o Peter Rona, NTN Canada, Inc., 14 Meteor Drive, Etobicoke, Ontario, Canada M9W 1A4. Includes 192,857 shares of Common Stock issuable upon conversion of the 900,000 shares of Convertible Preferred Stock held of record by Anor. The 900,000 shares of Convertible Preferred Stock have the equivalent voting power to 192,857 shares of Common Stock.

(9) Represents the first payment of stock in lieu of cash based upon two promissory notes controlled by Mr. Connolly. The stock certificate representing the 38,158 shares of Common Stock are beneficially owned by 1199846 Ontario, Ltd., of which Mr. Connolly is the President. The remaining stock payments due under the promissory notes are not due within the next 60 days.

(10) Includes 750 shares of common stock issuable upon exercise of options, which vested on 4/29/97, granted to each of Messrs. Towning, Downs and Smith. Does not include an additional 750 shares of Common Stock issuable upon exercise of options granted to each of Messrs. Towning, Downs and Smith, which are not exercisable within the next 60 days.

(11) Includes 968,521 shares issuable upon conversion of the Convertible Preferred Stock and the exercise of the options and rights referred to in notes (5) and (7) above.

Item 13. Certain Relationships and Related Transactions.

      Set forth below is a description of certain transactions between the Company and its directors, executive officers, beneficial owners of five percent or more of the outstanding Common Stock, or member of the immediate family of any of the foregoing persons, as well as certain business relationships between the Company and its directors, which occurred or existed during the 1997 Fiscal Year.

            (a) During the 1997 Fiscal Year, both pursuant to the License Agreement and otherwise, the Company paid Communications an aggregate Cdn$1,757,922 (US$1,266,058) as commissions. Under the License Agreement, the Company, through NTNIN, holds the exclusive license to market the products and programs of Communications throughout Canada through December
      31. 2015. Daniel C. Downs, a director of the Company, is a former President, Chief Operating Officer of Communications.

            (b) On October 2, 1996, pursuant to a Stock Purchase Agreement, dated October 1, 1996 (the "Magic Lantern Purchase Agreement"), the Company, through NTNIN, acquired all of the outstanding stock of Magic. As consideration for the purchase of such stock the Company delivered Cdn$200,000 (US$146,800 on October 1, 1996) and a Non-Negotiable Promissory Note (the "Connolly-Daw Note") in the principal amount of Cdn$703,133

      (US$516,099) to Connolly-Daw Holdings Inc.("Connolly-Daw") and a Non-Negotiable Promissory Note (the "1199846 Note") in the principal amount of Cdn$546,867 (US$401,400) to 1199846 Ontario Ltd ("1199846"). The
      Connolly Note requires principal payments of Cdn$78,133 (US$57,350), Cdn$312,500 (US$229,375) and Cdn$312,500 (US$229,375) on August 31, 1998,
      1999, and 2000, respectively. In lieu of such cash payments, the Company has the option to tender payment to Connolly-Daw, and Connolly-Daw has the option to demand payment, in the form of 12,276, 49,097 and 49,096 shares of Common Stock (collectively, the "Connolly-Daw Shares"), respectively. The 1199846 Note requires principal payments of Cdn$312,500 (US$229,375) and Cdn$234,367 (US$172,025) on August 31, 1997 and 1998, respectively. In lieu of such cash payments, the Company has the option to tender payment to 1199846, and 1199846 has the option to demand payment, in the form of 49,097 and 36,821 shares of Common Stock (collectively, the "1199846 Shares"), respectively. Also pursuant to the Magic Lantern Purchase Agreement, Connolly-Daw, NTNIN and the Company entered into an Option Agreement, dated October 1, 1996, and 1199846, NTNIN and the Company entered into an Option Agreement, dated October 1, 1996 (together, the "Option Agreements"). Under the terms of the Option Agreements, in the event that either Magic or Mr. Connolly chooses not to extend the term of the D. Connolly Employment Agreement beyond its initial term expiring on August 31, 1999, on or after September 1, 1999 and on or before September 30, 1999, Connolly-Daw and 1199846 shall each have the right to cause the Company to purchase any of the Connolly-Daw Shares or 1199846 Shares, as the case may be, then held by Connolly-Daw or 1199846 at a price equal to 90% of the market value (as defined in the Option Agreements) of such shares (Connolly-Daw having been granted the right in this event to cause acceleration of the September 1, 2000 payment under the Connolly-Daw Note to August 31, 1999) and the Company shall have the right to cause the Connolly-Daw and 1199846 to sell to the Company any of the Connolly-Daw Shares or 1199846 Shares, as the case may be, then held by Connolly-Daw or 1199846 at a price equal to 110% of the market value (as defined in the Option Agreements) of such shares (Connolly-Daw having been granted the right in this event to cause acceleration of the September 1, 2000 payment under the Connolly-Daw Note to August 31, 1999). Douglas Connolly, a director of the Company and President of Magic, is the President and a principal shareholder of both Connolly-Daw and 1199846.

            On September 5, 1997, the Company issued 38,158 shares of the Common Stock of the Company and Cdn$65,000 to 1199846 in lieu of the August 31, 1997 payment pursuant to the 1199846 Note.

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

            (d) The Company purchased 51% of the outstanding shares of Interlynx Multimedia, Inc. effective September 1, 1997. Cross reference is made to
      Item 1, page 16 in this Form 10-K for further information on Interlynx Multimedia, Inc.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-K:

Financial Documents                                               Location*
-------------------                                               --------

1.  Financial Statements of the Company
    Report of Independent Auditors........................          F - 1
    Consolidated Balance Sheets...........................          F - 2
    Consolidated Statements of Operations.................          F - 3
    Consolidated Statement of Cash Flows..................          F - 4
    Notes to Consolidated Financial Statements............          F - 5

----------
*     Page F-1 follows page 38 to this Annual Report on Form 10-K.

      There are no financial statement schedules either applicable or required to be filed by the Company in this Annual Report on Form 10-K pursuant to the instructions to Item 14 of Form 10-K.


      (b) The Company did not file any Current Reports on Form 8-K during its fourth fiscal quarter ended August 31, 1997.

      (c) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Annual Report on Form 10-K:

Exhibit
Number                                  Title
------                                  -----

    2.1     Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw
            Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy
            Connolly and NTN Interactive Network Inc., minus Schedules thereto.+
    3.1     Certificate of Incorporation, as amended to date.
    3.2     By-Laws, as amended to date.
    4.1     Specimen Stock Certificate.
    10.1    License Agreement, dated March 23, 1990, between NTN Communications,
            Inc. and NTN Interactive Network Inc.+
    10.2    Stock Purchase Agreement, dated as of October 4, 1994, between NTN
            Canada and NetStar Enterprises Inc. (formerly, Labatt Communications
            Inc.).+
    10.3    Option, dated as of October 4, 1994, registered in the name of
            NetStar Enterprises Inc. (formerly, Labatt Communications Inc).+
    10.4    Designation Agreement, dated as of October 4, 1994, among NTN
            Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises
            Inc. (formerly Labatt Communications Inc.).+
    10.5    Registration Rights Agreement, dated as of October 4, 1994, between
            NTN Canada and NetStar Enterprises Inc. (formerly, Labatt
            Communications Inc.).+
    10.6    Promissory Note of NTN Interactive Network Inc. registered in the name of Connolly-Daw Holdings, Inc.+
    10.7    Promissory Note of NTN Interactive Network Inc., registered in the name of 1199846 Ontario Ltd.+
    10.8    Option Agreement, dated October 1, 1996, among Connolly-Daw Holdings
            Inc., NTN Interactive Network Inc. and NTN Canada, Inc.+
    10.9    Option Agreement, dated October 1, 1996, among 1199846 Ontario Ltd.,
            NTN Interactive Network Inc. and NTN Canada, Inc.+
    10.10   Registration Rights Agreement, dated October 1, 1996, among NTN
            Canada, Inc., Connolly-Daw Holdings Inc. and 1199846 Ontario Ltd.+
    10.11   Employment Agreement, dated as of August 31, 1994, between NTN
            Interactive Network Inc. and Peter Rona. +
    10.12   Management Agreement, dated October 1, 1996, between Magic Lantern
            Communications Ltd. and Connolly-Daw Holdings Inc. +
    10.13   Employment Agreement, dated October 1, 1996, between Magic Lantern
            Communications Ltd. and Douglas Connolly. +
    10.14   Employment Agreement, dated October 1, 1996, between Magic Lantern
            Communications Ltd. and Wendy Connolly. +
       22   List of Subsidiaries.
       23   Business Sector Data
       27   Financial Data Schedule.

+ Incorporated by reference.  See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NTN CANADA, INC.


Date: November 27, 1997                By:        /s/ Peter Rona
                                           -------------------------------------
                                                Peter Rona, President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Capacity                  Date
         ---------                         --------                  ----

      /s/ Peter Rona      President, Chief Executive Officer,  November 27, 1997
                          Principal Financial and Accounting
                          Officer, Chairman of the Board and
                          Director
-------------------------
        Peter Rona


   /s/ Douglas Connolly                    Director            November 27, 1997
-------------------------
     Douglas Connolly


    /s/ Daniel C. Downs                    Director            November 27, 1997
-------------------------
      Daniel C. Downs


     /s/ James Newell                      Director            November 27, 1997
-------------------------
       James Newell


    /s/ James Thompson                     Director            November 27, 1997
-------------------------
      James Thompson


     /s/ Dale G. Smith                     Director            November 27, 1997
-------------------------
       Dale G. Smith


   /s/ Adrian P. Towning                   Director            November 27, 1997
-------------------------
     Adrian P. Towning

 2.1 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto +1, Exh. 10.1
 3.1        Articles of Incorporation, as amended to date..................p. 59
 3.2        By-Laws, as amended to date....................................p. 62
 4.1        Specimen Stock Certificate.....................................p. 71
10.1        License Agreement, dated March 23, 1990, between NTN
            Communications, Inc. and NTN Interactive Network Inc. .+2, Exh. 10.9
10.2        Stock Purchase Agreement, dated as of October 4, 1994,
            between NTN Canada and NetStar Enterprises Inc. (formerly,
            Labatt Communications Inc.) ..............................+3, Exh. A
10.3        Option, dated as of October 4, 1994, registered in the name of NetStar Enterprises Inc. (formerly, Labatt Communications
            Inc) .....................................................+3, Exh. B
10.4 Designation Agreement, dated as of October 4, 1994, among NTN Canada, Inc., NTN Interactive Network Inc. and NetStar
            Enterprises Inc. (formerly Labatt Communications Inc.)....+3, Exh. C
10.5        Registration Rights Agreement, dated as of October 4, 1994, between NTN Canada and NetStar Enterprises Inc. (formerly,
            Labatt Communications Inc.) ..............................+3, Exh. D

10.6        Promissory Note of NTN Interactive Network Inc. registered in the name of Connolly-Daw Holdings, Inc..............+1, Exh. 10.2

10.7        Promissory Note of NTN Interactive Network Inc., registered in the name of 1199846 Ontario Ltd. ...................+1, Exh. 10.3

10.8        Option Agreement, dated October 1, 1996, among Connolly-Daw
            Holdings Inc., NTN Interactive Network Inc. and NTN Canada,
            Inc. ..................................................+1, Exh. 10.5

10.9        Option Agreement, dated October 1, 1996, among 1199846
            Ontario Ltd., NTN Interactive Network Inc. and NTN Canada,
            Inc. ..................................................+1, Exh. 10.6

10.10       Registration Rights Agreement, dated October 1, 1996, among
            NTN Canada, Inc., Connolly-Daw Holdings Inc. and 1199846
            Ontario Ltd. ..........................................+1, Exh. 10.4

10.11       Employment Agreement, dated as of August 31, 1994, between
            NTN Interactive Network Inc. and Peter Rona...........+4, Exh. 10.11

10.12       Management Agreement, dated October 1, 1996, between Magic
            Lantern Communications Ltd. and Connolly-Daw Holdings
            Inc. .................................................+4, Exh. 10.12

10.13       Employment Agreement, dated October 1, 1996, between Magic
            Lantern Communications Ltd. and Douglas Connolly .....+4, Exh. 10.13

10.14       Employment Agreement, dated October 1, 1996, between
            Magic Lantern Communications Ltd. and Wendy Connolly .+4, Exh. 10.14

22          List of Subsidiaries..........................................p. 110

23          Business Sector Data..........................................p. 111

27          Financial Data Schedule...........................................++

--------

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

+4 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Annual Report on Form 10-K (Date of
      Report: November 27, 1996) (File No. 0-18066), filed on December 16, 1996.

++    Filed electronically pursuant to Item 401 of Regulation S-T.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of NTN Canada Inc.

We have audited the accompanying consolidated balance sheets of NTN Canada Inc. as at August 31, 1997 and 1996 and the related consolidated statements of operations and retained earnings (deficit) and cash flows for each of the years in the three-year period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Magic Lantern Communications Ltd., a wholly-owned subsidiary, acquired in 1997, which statements reflect total assets constituting 27% in 1997, and total revenues constituting 29% in 1997 of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us and, our opinion, insofar as it relates to data included for Magic Lantern Communications Ltd., is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Canada Inc. at August 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended August 31, 1997 in conformity with accounting principles generally accepted in the United States.


                                       /s/ Ernst & Young LLP

Thornhill, Canada,
October 31, 1997.                                          Chartered Accountants

NTN Canada Inc.

                           CONSOLIDATED BALANCE SHEETS
                         [Expressed in Canadian dollars]
As at August 31

                                                          1997          1996
                                                           $             $
-------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                               2,421,797     1,777,889
Short-term investments [note 4]                         1,705,014     3,577,151
Accounts receivable - trade [net of allowance for
   doubtful accounts of $51,000; 1996 - $39,000]        1,547,395       563,601
Note receivable [note 5]                                       --       350,000
Inventory                                                 624,828       631,171
Prepaid expenses                                          419,843       162,003
--------------------------------------------------------------------------------
Total current assets                                    6,718,877     7,061,815
--------------------------------------------------------------------------------
Investment in Viewer Services                               5,758            --
Property and equipment, net [note 6]                    4,754,173     2,447,937
License, net of accumulated amortization                  225,046       237,549
Goodwill, net of accumulated amortization               2,273,748       135,792
--------------------------------------------------------------------------------
Notes receivable [note 5]                                 310,000            --
--------------------------------------------------------------------------------
                                                       14,287,602     9,883,093
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness [note 7]                                641,000            --
Accounts payable - trade                                1,165,434       574,590
Accrued liabilities                                       455,110       141,061
Income taxes payable [note 8]                             352,161       260,008
Current portion of long-term debt [note 9]                605,310            --
--------------------------------------------------------------------------------
Total current liabilities                               3,219,015       975,659
--------------------------------------------------------------------------------
Long-term debt [note 9]                                 2,126,076            --
Less current portion                                     (605,310)           --
--------------------------------------------------------------------------------
                                                        1,520,766            --
--------------------------------------------------------------------------------
Deferred income taxes [note 8]                             59,173        30,000
--------------------------------------------------------------------------------
Total liabilities                                       4,798,954     1,005,659
--------------------------------------------------------------------------------
Commitments and contingent liability [notes 10 and 14]
Shareholders' equity
Share capital [note 11]
   950,000 preferred shares                                11,523        11,523
   2,441,992 common shares [1996 - 2,441,617]             150,211       150,187
   Capital in excess of par value                       7,923,150     7,921,347
Retained earnings                                       1,403,764       794,377
--------------------------------------------------------------------------------
Total shareholders' equity                              9,488,648     8,877,434
--------------------------------------------------------------------------------
                                                       14,287,602     9,883,093
================================================================================

See accompanying notes


On behalf of the Board:
                                    Director                Director

NTN Canada Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)
                         [Expressed in Canadian dollars]

Years ended August 31

                                                       1997        1996        1995
                                                        $           $           $
--------------------------------------------------------------------------------------
REVENUE
Program content services                             3,932,912   3,520,814   2,772,319
Equipment rental                                     1,642,305     959,153     517,950
Event programming                                      434,965     409,722     373,477
Maintenance                                            539,349     476,533     381,008
Equipment sales                                        144,748     148,330     215,152
Ad sponsorship                                         246,090     198,989      18,414
Video sales                                          2,277,768          --          --
Video dubbing                                          399,082          --          --
Other                                                  734,470     604,710     281,062
--------------------------------------------------------------------------------------
                                                    10,351,689   6,318,251   4,559,382
--------------------------------------------------------------------------------------

COST OF SALES [does not include depreciation]
Equipment                                              258,701     298,243     198,344
Commissions [note 10]                                1,757,922   1,549,729   1,340,196
Video                                                  797,636          --          --
Video dubbing                                          212,072          --          --
Other                                                  369,567     375,944     163,089
--------------------------------------------------------------------------------------
                                                     3,395,898   2,223,916   1,701,629
--------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                  4,786,519   2,642,853   2,043,369
Bad debts                                               48,284      54,990      57,653
--------------------------------------------------------------------------------------
                                                     4,834,803   2,697,843   2,101,022
--------------------------------------------------------------------------------------
Income before interest, depreciation and
  amortization, income taxes, loss from investment
  and minority interest                              2,120,988   1,396,492     756,731
Interest and bank charges                              109,834       8,657      28,311
Loss from investment in Viewer Services                 32,547          --          --
Depreciation and amortization                          952,145     383,776     231,785
--------------------------------------------------------------------------------------
Income before income taxes and minority interest     1,026,462   1,004,059     496,635
Provision for income taxes [note 8]                    433,900     463,000     139,100
--------------------------------------------------------------------------------------
Income before minority interest                        592,562     541,059     357,535
Minority interest                                       16,825          --          --
--------------------------------------------------------------------------------------
Net income for the year                                609,387     541,059     357,535

Retained earnings (deficit), beginning of year         794,377     253,318    (104,217)
--------------------------------------------------------------------------------------
Retained earnings, end of year                       1,403,764     794,377     253,318
======================================================================================

Earnings per share [note 13]
Primary                                             $     0.23  $     0.23  $     0.17
Fully diluted                                       $     0.21  $     0.22          --
======================================================================================

See accompanying notes

NTN Canada Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         [Expressed in Canadian dollars]

Years ended August 31

                                                         1997         1996         1995
                                                          $            $            $
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income for the year                                  609,387      541,059      357,535
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
   Depreciation and amortization                         952,145      383,776      231,785
   Deferred income taxes                                      --       20,000        2,100
   Loss from investment in Viewer Services                32,547           --           --
Changes in assets and liabilities
   Decrease (increase) in short-term investments       1,872,137   (1,525,770)  (2,051,381)
   Increase in accounts receivable                      (286,008)     (99,184)    (136,856)
   Decrease (increase) in inventory                      180,134      (75,915)      34,318
   Decrease (increase) in prepaid expenses               253,487      (11,732)    (100,921)
   Increase (decrease) in accounts payable and
     accrued liabilities                                  92,744      251,329     (389,667)
   Increase in income taxes payable                      108,197      162,294       72,765
------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities        3,814,770     (354,143)  (1,980,322)
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                    (1,040,765)  (1,171,849)  (1,291,247)
Acquisition of Magic Lantern Communications
  Ltd. [note 15]                                      (1,644,497)          --           --
Decrease (increase) in notes receivable [note 5]         221,510     (350,000)          --
Investment in Viewer Services                            (38,305)          --           --
Image Media Ltd. [note 15[c]]                           (590,000)          --           --
Deposit                                                       --           --       22,783
------------------------------------------------------------------------------------------
Cash used in investing activities                     (3,092,057)  (1,521,849)  (1,268,464)
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                       (270,489)          --     (350,000)
Notes and loans payable                                  189,857           --           --
Mortgage payable                                              --     (244,223)     244,223
Proceeds from sale of common shares, net of
  issuing costs                                               --           --    4,252,500
Proceeds from exercise of options and warrants             1,827      799,964      588,099
------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities          (78,805)     555,741    4,734,822
------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
    during the year                                      643,908   (1,320,251)   1,486,036
Cash and cash equivalents, beginning of year           1,777,889    3,098,140    1,612,104
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                 2,421,797    1,777,889    3,098,140
==========================================================================================

Income taxes paid                                        343,608      277,334       81,764
==========================================================================================

Promissory notes issued in connection with
  acquisition of Magic                                 1,250,000           --           --
==========================================================================================

See accompanying notes

1.    DESCRIPTION OF BUSINESS

NTN Canada Inc. [the "Company"] was incorporated originally under the name Triosearch Inc. under the laws of the State of New York on May 12, 1986. On June 9, 1988, the Company changed its name to NTN Canada Inc. The Company is the holding company for NTN Interactive Network Inc. ["Interactive"] which is a wholly-owned operating company.

Interactive is incorporated under the Canada Business Corporations Act and has signed with NTN Communications, Inc., an unrelated Delaware company, an agreement for exclusive representation of their interactive communications for all industry sectors in Canada. This interactive entertainment network allows viewers to participate actively in a variety of television programs, videotext services, trivia games, etc. Present subscribers to the Company's networks are hotels, restaurants, bars and university clubs. In addition, there are subscribers through a number of gateway services.

Each subscriber either purchases the system hardware directly or leases it, or rents the system from Interactive. Interactive purchases the subscriber system from NTN Communications, Inc. and various other suppliers. Following the installation, each subscriber pays a monthly fee to Interactive for the program content and maintenance services, which range from $650 to $750. The monthly fees for rental systems range from approximately $255 to $290.

On October 2, 1996, Interactive acquired, effective October 1, 1996, all of the outstanding stock of Magic Lantern Communications Ltd. ["Magic"], pursuant to which Magic became a wholly-owned subsidiary of Interactive [note 15]. Magic, which is involved in the marketing and distribution of educational video and media resources, conducts its operations directly and through its wholly-owned subsidiaries, 745695 Ontario Ltd. ["Custom Video"] and B.C. Learning Connection ["BCLC"], and its 75% ownership of Sonoptic Technologies Inc. ["STI"]. On October 10, 1996, Magic acquired 50% of the outstanding shares of 1113659 Ontario Ltd. ["Viewer Services"], a joint venture operated with International Tele-Film Enterprises Ltd. [note 15[b]].

2.    ECONOMIC DEPENDENCE

Interactive is dependent upon NTN Communications, Inc. as its sole supplier for the transmission of program content to the Company's subscribers. In the event that NTN Communications, Inc., which operates under the going-concern assumption, terminates the transmission of program content, the Company believes, but cannot assure, that such services are likely to be continued by others. As of September 30, 1997, NTN Communications, Inc. had shareholders' equity of $4,344,000 and a working capital deficiency of $5,838,000 according to its unaudited balance sheet included in its quarterly report. NTN Communications, Inc. has reported a quarterly net loss for September 1997 of $1,134,000, a quarterly net loss for June 1997 of $2,228,000 and a quarterly net loss for March 1997 of $6,347,000. It reported a net loss for the year ended December 31, 1996 of $22,952,000. All such amounts are quoted in U. S. dollars [notes 10 and 12].

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

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Interactive and Magic. Viewer Services, the joint venture in which Magic has a 50% interest, has been recorded as an equity investment.

There are no differences between the carrying amount of the investment and the underlying equity in the net assets of Viewer Services. All significant intercompany transactions have been eliminated.

Foreign exchange translation

U.S. dollar accounts in these consolidated financial statements are translated into Canadian dollars on the following bases:

[a] The assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect at the consolidated balance sheet dates.

[b] Revenue and expenses are translated at a rate approximating the rates of exchange prevailing on the dates of the transactions.

[c] Gains and losses on translation of foreign currencies are included in operations.

Revenues

Revenue from the sale of program content services is recognized on a monthly basis beginning when the systems are installed on the purchasers' premises. The payment terms are on a monthly basis.

Revenue from equipment rentals and maintenance is recognized on a monthly basis over the term of the contract.

Revenue from event programming is recognized upon completion of the contract.

Revenue from equipment sales is recognized upon the installation of the equipment.

Revenue from video sales is recognized upon delivery of the goods sold.

Revenue from video dubbing is recognized upon shipment of the video tapes.

Revenue from advertising sponsorship is recognized on a monthly basis over the term of the contract.

Cash and cash equivalents

Cash and cash equivalents include cash, term deposits and government securities which mature in less than three months from the date of issue. The carrying value of term deposits and government securities approximates their fair values.

Short-term investments

Investments at August 31, 1997 and 1996 consist of money market funds, debt securities and marketable equity securities. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ["SFAS 115"]. Pursuant to the provisions of SFAS 115, the Company has classified its portfolio as "trading". Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net income. The fair value of these securities represent current quoted market offer prices.

Inventory

Inventory consists of finished goods held for sale or rent, which are valued at the lower of cost, using the first-in, first-out method, and net realizable value.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated using a declining balance rate of 20%. Computer equipment as well as masters and libraries are depreciated using a declining balance rate of 30%.

Automobiles are depreciated on a straight-line basis over 3 years, buildings and additions on a straight-line basis over 25 years, software on a straight-line basis over 3 years and rental equipment and leasehold improvements both on a straight-line basis over 5 years.

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

License and goodwill

The license is stated at cost less accumulated amortization. Amortization is provided over a 24-year period using the straight-line basis to 2016. Accumulated amortization amounted to $87,503 [1996 - $75,001].

Goodwill is stated at cost less accumulated amortization. Amortization is provided using the straight-line basis over a period varying from 10 to 20 years, depending on the transaction which generated the goodwill. Accumulated amortization amounted to $269,628 [1996 - $142,960].

On an ongoing basis, management reviews the valuation and amortization of the license and goodwill, taking into consideration any events and circumstances which might have impaired the fair value. The Company assumes there is an impairment if the carrying amount is greater than the recoverable amount. The amount of impairment, if any, is measured based on projected discounted future cash flows, using a discount rate that reflects the Company's average cost of funds.

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

Recent pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ["SFAS 130"], and No. 131 "Disclosures about Segments of an Enterprise and Related Information" ["SFAS 131"]. SFAS 130 and SFAS 131 will be effective for the Company's August 31, 1999 year end. The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements

4. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

                                               1997               1996
                                                 $                  $
--------------------------------------------------------------------------

Money market funds                             236,668          1,182,328
--------------------------------------------------------------------------
Debt securities
   U.S. treasury securities                    574,645            402,823
   Corporate debt securities                   879,026          2,129,849
--------------------------------------------------------------------------
Total debt securities                        1,453,671          2,532,672
--------------------------------------------------------------------------
Margin account                                  34,030           (137,849)
Unrealized loss on margin account              (19,355)                --
--------------------------------------------------------------------------
Net margin account                              14,675                  --
--------------------------------------------------------------------------
                                             1,705,014          3,577,151
==========================================================================

All investments are held in United States dollars except for $1,992,860 of corporate debt securities held in Canadian dollars in 1996.

At August 31, 1997, the Company held ten September 1997 Canadian dollar futures contracts as a hedge on the U.S. dollar denominated short-term investments. Each contract represents the right to purchase $100,000 Canadian at an exchange rate of 0.7334 and therefore short-term investments of US$733,400 were hedged at August 31, 1997. The unrealized loss on this hedge was $19,355 at August 31, 1997.

5. NOTES RECEIVABLE AND SUBSEQUENT EVENT

Notes receivable consist of the following:

                                               1997                1996
                                                $                   $
-------------------------------------------------------------------------

Current
Magic Lantern Communications Ltd.                  --            350,000
=========================================================================

Long-term
Connolly-Daw Holdings Inc. [note 15[c]]       160,000                 --
Interlynx Multimedia Inc.                     150,000                 --
-------------------------------------------------------------------------
                                              310,000                 --
=========================================================================

The note receivable from Magic was eliminated upon consolidation resulting from the acquisition of Magic in 1997 [note 15[a]].

The unsecured note receivable from Connolly-Daw Holdings Inc. ["Connolly-Daw"] bears interest at the bank's prime rate, calculated and payable monthly, not in advance. The note is payable on demand, however, the Company does not intend to call the note within the next fiscal period. The President and Secretary of Connolly-Daw are the Controller and Chief Executive Officer of Magic.

The note receivable from Interlynx Multimedia Inc. ["Interlynx"] is due June 30, 1999. The note bears interest at 6.5% per annum, calculated and payable monthly, not in advance.

The note was made available to Interlynx as part of an arrangement concluded September 10, 1997, whereunder the Company acquired 51% of Interlynx and its subsidiary for a purchase price of $622,000 effective September 1, 1997. The purchase price was satisfied by $357,000 in cash and the issue of 55,209 shares with a value of $4.80.

The acquisition will be accounted for as a purchase in fiscal 1998. The allocation of the purchase price has not been determined.

6.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           1997                                 1996
                           -----------------------------------    --------------------------------
                                                         Net                                 Net
                                       Accumulated      book                 Accumulated    book
                             Cost     depreciation      value        Cost   depreciation    value
                               $            $             $            $          $           $
-------------------------------------------------------------------------------------------------
Land                         520,500           --      520,500      238,500        --     238,500
Buildings                  1,069,828       67,012    1,002,816      355,371    24,634     330,737
Rental equipment           2,662,200      826,940    1,835,260    1,978,263   365,931   1,612,332
Equipment                  1,088,875      220,728      868,147      316,592   130,218     186,374
Software                      54,948       24,185       30,763       53,249     5,916      47,333
Automobiles                   51,173       24,777       26,396       41,364     8,703      32,661
Computer equipment           284,694       73,534      211,160           --        --          --
Masters and libraries        268,729       63,509      205,220           --        --          --
Leasehold improvements        55,433        1,522       53,911           --        --          --
-------------------------------------------------------------------------------------------------
                           6,056,380    1,302,207    4,754,173    2,983,339   535,402   2,447,937
=================================================================================================

During the year, depreciation of property and equipment was $782,568 [1996 - $344,908; 1995 - $192,916].

7.    BANK INDEBTEDNESS

Bank indebtedness consists of two demand loans as follows:

[a] The Company has a demand operating loan facility with a maximum amount of $500,000 bearing interest at the bank's prime rate. The Company has not used this facility. The Bank's prime rate was 4.75% at August 31, 1997.

[b] The Company also has a demand instalment loan which was initially established to acquire Magic's land and building and is due on demand from the Royal Bank of Canada. The debt bears interest at the bank's prime rate plus 0.5% [5.25% at August 31, 1997] and is repayable in monthly principal amounts of $1,500 plus interest. The weighted average interest rate for fiscal 1997 was 5.07%. Fair value of the demand instalment loan approximates carrying value of $641,000.

Bank indebtedness is secured by a fixed debenture of $1,000,000, hypothecated to Magic's land and buildings, a guarantee and postponement of claim of $650,000 signed by Magic and a general security agreement covering all the assets of Interactive other than real property.

8.    INCOME TAXES AND DEFERRED INCOME TAXES

The provision for income taxes consists of the following:

                             1997             1996               1995
                               $                $                  $
-------------------------------------------------------------------------

Current
   Federal                   282,000          216,800             89,259
   Provincial                151,900          116,800             47,741
   Foreign                        --          109,400                 --
-------------------------------------------------------------------------
                             433,900          443,000            137,000
-------------------------------------------------------------------------
Deferred
   Federal                        --           13,000              1,400
   Provincial                     --            7,000                700
-------------------------------------------------------------------------
                                  --           20,000              2,100
-------------------------------------------------------------------------

                             433,900          463,000            139,100
========================================================================

The difference between the provision for income taxes and the amount computed by applying the combined basic federal and provincial income tax rate of 44.6% [1996 - 44.6%; 1995 - 44.48%] to income before income taxes is as set out below:

                                                       1997        1996        1995
                                                         $           $           $
-------------------------------------------------------------------------------------
Statutory rate applied to pre-tax income              472,318     448,011     220,903
Benefit of prior year's losses not previously
recognized                                            (87,086)    (11,632)    (83,680)
Expenses not deductible for tax purposes               44,735       6,802       6,604
Other                                                   3,933      19,819      (4,727)
-------------------------------------------------------------------------------------
                                                      433,900     463,000     139,100
=====================================================================================

Deferred income taxes result substantially from timing differences related to fixed assets. Goodwill resulting from the purchase of Magic is not deductible for tax purposes.

At October 1, 1996, Magic and its subsidiaries had aggregate operating losses of $676,000. The purchase price of Magic has not been allocated to the operating losses since a valuation allowance has been charged against the entire amount.

9. LONG-TERM DEBT

Long-term debt consists of the following:

                                                             1997        1996
                                                              $           $
-------------------------------------------------------------------------------

Loans payable
Provincial Holdings Ltd. ["PHL"] [i]                        750,000         --
Less unamortized discount                                   (43,980)        --
-------------------------------------------------------------------------------
                                                            706,020         --
Business Development Bank of Canada [ii]                    144,000         --
Province of New Brunswick ["PNB"] [iii]                      52,381         --
Atlantic Canada Opportunities Agency ["ACOA"] [iv]           51,010         --
-------------------------------------------------------------------------------
                                                            953,411         --
-------------------------------------------------------------------------------

Notes payable
Promissory notes - unsecured principal amount [note 15]   1,250,000         --
Less unamortized discount                                  (146,685)        --
-------------------------------------------------------------------------------
                                                          1,103,315         --
Lien notes [v]                                               69,350         --
-------------------------------------------------------------------------------
                                                          1,172,665         --
-------------------------------------------------------------------------------
                                                          2,126,076         --
===============================================================================

[i] In June 1995, PHL advanced $750,000 to STI. This loan is secured by a demand promissory note signed by STI and bears interest at 6% per annum, compounded annually, commencing October 1995. Interest has been forgiven by PHL for the period from October 1, 1995 to September 30, 1998. The loan has been discounted to $706,020 at August 31, 1997 to reflect the interest-free period from September 1, 1997 to September 30, 1998. The carrying value of the loan approximates its fair value. Subsequent to September 1998, the loan will bear interest at 6.75% compounded annually.

The loan is subject to an agreement dated March 15, 1995 which, inter alia, provides for repayment in full of principal plus interest at the earlier of [a] the commencement of redemption of shares pursuant to a redemption agreement [note 10[d]] or [b] September 30, 2002 subject to any extension agreed to, or [c] on any breach of STI's obligations under the loan agreement or any other agreement with PHL.

[ii] The Business Development Bank of Canada's loan bears interest at 9.75% and is repayable in monthly principal amounts of $4,000 plus interest. The interest rate is fixed until March 2000. The loan is secured by a charge over the assets of the Company. It is subject to priority and subordination agreements between the Company, the Business Development Bank of Canada and the Royal Bank of Canada [note 7]. The fair value of this loan at August 31, 1997 is $152,304.

[iii] In June 1995, PNB advanced $100,000 to STI. The loan is subject to a loan agreement dated May 25, 1995 and is secured by a demand promissory note which bears interest at 9.7% per annum, calculated half period, not in advance. Subject to a forgiveness agreement outlined below, the principal plus interest is repayable at the earlier of [a] January 31, 1998 or earlier at the option of STI or [b] any breach of STI's obligations under the loan agreement.

A forgiveness agreement dated May 24, 1995 provides that the principal plus interest may be forgiven in part or in whole, the amount dependent upon STI's number of full time employees the 1997 calendar year. An amount of $47,619 is included as forgiven in these consolidated financial statements, being a proportionate amount for the period from January to August 1997. No interest has been accrued on the balance of the advance as it is likely that future forgiveness will exceed any interest to be paid. The recorded loan approximates the fair value of the debt at August 31, 1997.

[iv] ACOA advanced this unsecured non-interest bearing loan to STI in April 1995. The loan is repayable in fifteen equal quarterly instalments commencing April 2000. Fair value of the advance approximates carrying value.

[v] The lien notes are secured by charges against certain capital assets held by Magic and are repayable in monthly blended payments of principal and interest. Interest rates on the lien notes vary between 13% and 15%. The carrying value of the lien notes approximates the fair value of the debt at August 31, 1997. Approximate annual principal payments required pursuant to these obligations are as follows:

                                                                        $
      ---------------------------------------------------------------------

      1998                                                           38,058
      1999                                                           22,209
      2000                                                           24,328
      ---------------------------------------------------------------------
                                                                     84,595
      Less deferred interest                                         15,245
      ---------------------------------------------------------------------
                                                                     69,350
      =====================================================================

      Approximate annual principal payments for long-term debt, exclusive of the above lien notes, are as follows:

                                                                       $
      ---------------------------------------------------------------------

      1998                                                          673,000
      1999                                                          360,500
      2000                                                          367,301
      2001                                                           13,603
      2002 and thereafter                                           763,603
      =====================================================================

10.   COMMITMENTS

[a]   Commissions expense to NTN Communications, Inc.

      Commissions paid to NTN Communications, Inc. are recognized when the related revenues are earned at the rate of U.S. $2,100 per year per subscriber [note 12].

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

[c]   Lease commitments

      The future minimum annual lease payments under operating leases are as follows:

      Vehicles                                                         $
      ---------------------------------------------------------------------

      1998                                                           24,587
      1999                                                           18,678
      ---------------------------------------------------------------------
                                                                     43,265
      =====================================================================

      Office equipment                                                 $
      ---------------------------------------------------------------------

      1998                                                           19,000
      1999                                                            9,000
      2000                                                            3,000
      ---------------------------------------------------------------------
                                                                     31,000
      =====================================================================

      Premises                                                         $
      ---------------------------------------------------------------------

      1998                                                          125,000
      1999                                                          117,000
      2000                                                          107,000
      ---------------------------------------------------------------------
                                                                    349,000
      =====================================================================

      Operating lease expenses were $82,525 for 1997, $17,808 for 1996, and $26,629 for 1995.

[d]   Redemption of shares of subsidiary

      STI, a subsidiary, has entered into a redemption agreement dated March 15, 1995 with its minority shareholder [25% of common shares held], PHL. Shares held by PHL may be redeemed by STI in minimum numbers of five after December 31, 1997 provided STI has repaid all indebtedness to PHL and PNB, or the PNB indebtedness has been forgiven, and must be redeemed in full on or before September 20, 2002.

      The redemption price is calculated at the higher of [a] the purchase price per share [$0.04], or [b] the purchase price per share plus the increase per share in retained earnings of the corporation to the date of redemption, calculated by adding back to the retained earnings, the pro rata share applicable to the number of shares being redeemed, of all interest paid or accrued on the loan by PHL and to the corporation in the amount of $750,000 and deducting therefrom the interest actually paid, pro rata to the number of shares being redeemed.

      As at August 31, 1997, the value of the shares, if redeemed, totalled a nominal amount.

11.   SHARE CAPITAL AND WARRANTS

[a]   Authorized shares

      The Company's authorized share capital comprises 20,000,000 common shares with a par value of $0.062 [U.S. $0.0467] per share and 1,500,000 preferred shares with a par value of $0.014 [U.S. $0.010] per share. The preferred shares are voting and convertible, such that 4.67 preferred shares are exchanged for 1 common share, at the option of the holders.

[b]   Issued and outstanding shares

      As at August 31, 1997, 1996 and 1995, 950,000 preferred shares with a paid-up amount of $11,523 were issued and outstanding.

      Effective August 15, 1996, the Company elected a three for two common shares stock split. This share split has been applied retroactively to all common share data presented in these consolidated financial statements. Common shares issued and outstanding for accounting purposes are as follows:

                                            Common shares
                                       ----------------------   Capital in excess
                                         Number        Amount     of par value       Total
                                           #             $             $               $
--------------------------------------------------------------------------------------------
Issued and outstanding as at
  August 31, 1994                      1,049,244       62,062       2,368,909      2,430,971
Issue of common shares through
  private placement [ii]                 790,901       49,789       4,202,711      4,252,500
Exercise of 144,000 warrants [i]         216,000       13,722         574,377        588,099
--------------------------------------------------------------------------------------------
Balance as at August 31, 1995          2,056,145      125,573       7,145,997      7,271,570
Issue of common shares through
  private placement [ii]                 134,886        8,615          (8,615)            --
Exercise of 167,000 warrants [i]         250,500       15,999         783,965        799,964
--------------------------------------------------------------------------------------------
Balance as at August 31, 1996          2,441,617      150,187       7,921,347      8,071,534
Exercise of 375 stock options                375           24           1,803          1,827
--------------------------------------------------------------------------------------------
Balance as at August 31, 1997          2,441,992      150,211       7,923,150      8,073,361
============================================================================================

[i] In July 1993, 167,000 common shares and two separate warrant options were issued by a private placement for $646,802 [U.S. $501,000] [note 11 [c]].

[ii] On October 4, 1994, NetStar Communications, Inc. ["NetStar"], formerly Labatt Communications Inc., acquired a 35% equity interest [674,594 common shares] in the Company for U.S. $3,150,000. Additional common shares were issued to NetStar as follows:

                                                                     $
      -------------------------------------------------------------------

      August 31, 1995                                             116,307
      March 31, 1996                                               22,617
      August 31, 1996                                             112,269
      ===================================================================

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

[d]   Long-Term Incentive Plan

      The Company has adopted a Long-Term Incentive Plan [the "Plan"] designed to compensate key employees of the Company for the performance of their corporate responsibilities. The benefits to employees under the Plan are dependent upon improvement in market value of the Company's common shares. The Plan offers selected key employees the opportunity to purchase common shares through the exercise of a non-qualified stock option. An option entitles the employee to purchase common shares from the Company at a price determined on the date the option is granted. The option price on the grant date is the average trading price of the stock over the five days prior to the grant date. The options vest over a two-year period from the grant date, 50% after one year and 50% at the end of the second year. The options must expire five years after the grant date. The Plan also provides that selected key employees may retrieve common shares as an award of Restricted Stock. Restricted Stock consists of common shares that are awarded subject to certain conditions, such as continued employment with the Company or an affiliate for a specified period. Up to 525,000 common shares may be issued under the Plan.

      The following is a summary of outstanding stock options:

                                                  Exercise price       Expiry date            Total
                                                     U.S. $                                     #
-----------------------------------------------------------------------------------------------------
Issued and outstanding as at August 31, 1994                                                  58,929
Issued during year ended August 31, 1995
                                                    U.S.$5.33        October 5, 1999          75,000
                                                    U.S.$5.33        November 23, 1999        37,500
                                                    U.S.$4.33        April 4, 2000            15,000
-----------------------------------------------------------------------------------------------------
Balance as at August 31, 1995                                                                186,429
Issued during the year ended August 31, 1996
                                                    3.50             November 20, 2000       111,750
                                                    4.67             April 29, 2001            4,500
Expired during the year ended August 31, 1996
-----------------------------------------------------------------------------------------------------
                                                    5.83             March 1996              (21,429)
Balance as at August 31, 1996                                                                281,250
Issued during the year ended August 31, 1997
                                                    4.875            November 25, 2001        81,000
                                                    3.875            April 7, 2002             4,500
Forfeited during the year ended August 31, 1997
                                                    3.50             November 20, 2000        (3,375)
Exercised during the year ended August 31, 1997
                                                    3.50             November 20, 2000          (375)
-----------------------------------------------------------------------------------------------------
Balance as at August 31, 1997                                                                363,000
=====================================================================================================

Of the 363,000 outstanding stock options, 253,500 [1996 - 176,250] restricted common shares are issuable upon the exercise of the stock options outstanding in the above table. Non-restricted common shares are issuable for the remaining options outstanding.

The fair value of options granted during 1997 was U.S. $2.56 [1996 - U.S.$1.34].

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of APB 25. Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the consolidated financial statements for these plans.

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 3.0%; dividend yield of 0%; volatility factor of 0.522; and a weighted-average expected life of the options of 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company's pro forma net income and earnings per share follows:

                                                1997               1996
                                                  $                  $
      -------------------------------------------------------------------

      Pro forma net income                     428,657            459,463
      ===================================================================

      Pro forma earnings per share
      Primary                                     0.16               0.19
      Diluted                                     0.15               0.19
      ===================================================================

      The pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation expense for options under FAS 123 is not reflected in the pro forma net income since compensation expense is reflected over the option vesting periods and compensation expense for options granted prior to September 1, 1995 is not considered.

12.   AGREEMENTS WITH NTN COMMUNICATIONS, INC.

Pursuant to an agreement dated March 23, 1990 and in consideration for the services granted to it, Interactive pays to NTN Communications, Inc. the amount of U.S. $2,100 per year per User Agreement executed by Interactive for every year of each User Agreement. Interactive also pays NTN Communications, Inc. a royalty fee equal to 25% of the net revenues as defined in the agreement derived from all services except for certain hospitality and Special Projects that existed at March 23, 1990; a royalty fee equal to the Production Quotation submitted by NTN Communications, Inc. plus 10% of the gross profit of Special Projects [special broadcasts for a non-continuous selective event]; and a one-time royalty fee equal to NTN Communications, Inc.'s production costs for any new programming developed by Interactive to be added to the existing programming schedule. The agreement expires on December 31, 2015.

Total amounts expensed in the year under these agreements were $1,757,718 [1996
- $1,339,263; 1995 - $1,082,634].

13.   EARNINGS PER SHARE

Earnings per share were calculated based upon the weighted average number of common and equivalent shares and giving effect to the conversion of the preferred shares and settlement of the two promissory notes [note 15[a]] as follows:

                               1997             1996               1995
--------------------------------------------------------------------------
                                 #                #                 #
--------------------------------------------------------------------------

Primary                      2,694,734        2,392,548          2,146,226
Fully diluted                2,895,200        2,455,282                 --
==========================================================================

14.   CONTINGENT LIABILITY

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

15.   BUSINESS ACQUISITIONS

[a]   Magic Lantern Communications Ltd.

      Effective October 1, 1996, the Company acquired 100% of Magic and its subsidiaries for a purchase price of $1,553,315 on a discounted basis. Magic is a Canadian corporation which distributes educational videos and provides related services. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                                          $
      --------------------------------------------------------------------------

      Goodwill                                                        2,219,623
      Net assets purchased                                             (575,126)
      Acquisition costs capitalized                                     (91,182)
      --------------------------------------------------------------------------
      Purchase price on a discounted basis                            1,553,315
      ==========================================================================

      The excess cost over tangible assets acquired of $2,219,623 was allocated to goodwill and will be amortized over twenty years.

      The purchase price was satisfied by $450,000 in cash and the issue of two non-interest bearing promissory notes with a maturity value of $1,250,000. The first promissory note of $703,133 is repayable by cash payments of $78,133 on August 31, 1998, $312,500 on August 31, 1999 and $312,500 on
      August 31, 2000. Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1998 to issue common shares in lieu of the aforesaid payments as follows: 12,276 shares on August 31, 1998, 49,097 shares on August 31, 1999 and 49,096 shares on August 31, 2000. Should the Company not elect to deliver common shares, the noteholder has the right, exercisable between July 1, 1998 and July 31, 1998, to require the Company to issue the common shares as described.

      The August 31, 1999 and 2000 payments may be accelerated at the option of the noteholder if certain arrangements pursuant to an employment agreement with a shareholder of the noteholder [the "employee"] do not extend beyond September 1, 1998.

      The second promissory note of $546,867 is payable by cash payments of $312,500 on August 31, 1997 and $234,367 on August 31, 1998.
      Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1997 to issue common shares in lieu of the aforesaid payments as follows: 49,097 shares on August 31, 1997 and 36,821 shares on August 31, 1998. The August 31, 1997 balance due of $312,500 was satisfied by the payment of $65,000 and the issuance of 38,158 common shares on September 5, 1997. Should the Company not elect to deliver common shares, the noteholder has the right, exercisable between July 1, 1997 and July 31, 1997 to require the Company to issue the common shares as described.

      Also pursuant to the share purchase agreement, the Company and noteholders have entered into separate option agreements which provide for the repurchase of the shares received by the noteholders under the terms of the notes, should the term of employment of the employee not be extended beyond August 31, 1999. The repurchase price will be 90% of the average closing price of the common shares during the 20 days prior to the exercise of a put option by the noteholders should the Company not wish to extend the term of employment. The repurchase price will be 110% of the average closing price of the common shares during the 20 days prior to the exercise of a call option by the Company should the employee not wish to extend the term of employment.

      The operating results of Magic are included in the Company's consolidated financial statements of operations and retained earnings (deficit) from the date of acquisition.

      The following unaudited pro forma information for the acquisition of Magic has been prepared as if this acquisition had occurred on September 1, 1995. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results which may occur in the future. The pro forma information includes the expense for amortization of goodwill resulting from this transaction but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

                                                               Fiscal year ended
                                                                August 31, 1996
                                                                       $
      --------------------------------------------------------------------------

      Revenue                                                      8,974,616
      Income before amortization of goodwill                          97,633
      Loss after amortization of goodwill                            (12,076)
      Loss per share - fully diluted                                   (0.01)
      ==========================================================================

[b]   Viewer Services

      Effective October 10, 1996, Magic acquired 500 of the 1000 shares of Viewer Services. This joint venture is operated with International Tele-Film Enterprises Ltd. The interest in the joint venture has been recognized in the consolidated financial statements using the equity method of accounting.

[c]   Image Media and Pilot Software

      Magic also entered into an agreement dated August 18, 1997 to acquire certain of the business assets of Image Media Ltd. and 802117 Ontario Inc., trading as Pilot Software. The agreement was completed on August 31, 1997. The total consideration, including transaction costs, amounted to $590,000 and has been allocated as follows:

                                                                        $
      ----------------------------------------------------------------------

      Equipment                                                      481,000
      Goodwill                                                        45,000
      Inventory                                                       37,000
      Sundry receivable                                               27,000
      ----------------------------------------------------------------------
                                                                     590,000
      ======================================================================

16.   SEGMENTED INFORMATION

The Company operates in the interactive television entertainment and educational video distribution industries. Business segment information for the year ended August 31, 1997 is as follows:

                                 Interactive        Educational
                                 television            video
                                entertainment      distribution        Total
                                      $                  $               $
--------------------------------------------------------------------------------

Total revenue                      7,535,537         2,816,152      10,351,689
Operating income                     863,750           162,712       1,026,462
Identifiable assets                3,893,824         3,452,415       7,346,239
Corporate assets                   7,438,330          (496,967)      6,941,363
Capital expenditures                 866,981           654,784       1,521,765
Depreciation and amortization        703,075           249,070         952,145
Loss from equity investment               --           (32,547)        (32,547)
================================================================================

Total revenue by industry segments is net of intersegment sales, which were immaterial. Operating income is equal to income before income taxes and minority interest, and includes deductions for items such as interest and depreciation. Identifiable assets by industry are those assets used in the Company's operations in each industry. Corporate assets are principally cash and cash equivalents, short-term investments and intangibles. The Company has a 50% interest in Viewer Services, whose operations are vertically integrated with the Company's operations in the educational video distribution segment. This investment is being accounted for on the equity basis. Equity in the net loss of Viewer Service was $32,547, while investment in the net assets of Viewer Services was $5,758.

Comparatives for previous years have not been presented due to the fact that 1997 was the first year that the educational video distribution segment was part of the Company's operations.

17.   COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The 1996 and 1995 comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 1997 consolidated financial statements.

18.   RELATED PARTY TRANSACTIONS

During the year, the Company had sales of $157,500 [1996 - $168,000] to and purchases of $100,000 [1996 - nil] from corporations controlled by a shareholder.

                                AUDITORS' REPORT

To the Shareholder of
Magic Lantern Communications Ltd.


We have audited the consolidated balance sheet of Magic Lantern Communications Ltd. as at August 31, 1997 and the statements of income and deficit and changes in financial position for the eleven month period then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, except for the fact that comparative figures have not been presented, as outlined in Note 15, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at August 31, 1997 and the results of its operations and the changes in its financial position for the eleven month period then ended in accordance with generally accepted accounting principles.



                                       /s/ Harendorf, Lebane, Moss

                                       HARENDORF, LEBANE, MOSS
October 22nd, 1997                     Chartered Accountants
Toronto, Canada