Form 10-Q
period 1997-11-30
NTN CANADA INC
filed 1998-01-14
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: November 30, 1997
Commission file number: 0-18066

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

                                   Yes |X| No | |

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 14, 1998: 2,535,359 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION


                        NTN CANADA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                         PERIOD ENDED NOVEMBER 30, 1997

Item                                                                        Page
----                                                                        ----
Item 1. Financial Statements:

Consolidated Balance Sheets -
      November 30, 1997 and August 31, 1997                                    3

Consolidated Statements of Income -
      For the Three Months Ended November 30, 1997 and 1996                    4

Consolidated Statements of Cash Flows -
      For the Three Months Ended November 30, 1997 and 1996                    5

Notes to Consolidated Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8

                                                  NTN CANADA, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       NOVEMBER 30, 1997 AND AUGUST 31, 1997
                                    (Expressed in Canadian dollars - unaudited)

=================================================================================================
                                                               November 30, 1997  August 31, 1997
                                                                         $                  $
-------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                          1,784,984          2,421,797
Short-term temporary investments                                   1,794,633          1,705,014
Accounts receivable, trade - net of allowance for doubtful
         accounts of $51,000; August - $51,000                     2,459,916          1,547,395
Inventory                                                            323,947            624,828
Prepaid expenses                                                     398,646            419,843
-------------------------------------------------------------------------------------------------
Total current assets                                               6,762,126          6,718,877
-------------------------------------------------------------------------------------------------
Investment in Viewer Services                                          2,838              5,758
Property and equipment, net                                        5,152,128          4,754,173
License, net of accumulated amortization                             221,921            225,046
Goodwill, net of accumulated amortization                          3,279,120          2,273,748
Notes receivable                                                     163,180            310,000
-------------------------------------------------------------------------------------------------
                                                                  15,581,313         14,287,602
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                                    826,328            641,000
Accounts payable - trade                                           1,566,363          1,165,434
Accrued liabilities                                                  593,751            455,110
Income taxes payable                                                 393,247            352,161
Deferred revenue                                                     129,500                 --
Current portion of long-term debt                                    380,425            605,310
-------------------------------------------------------------------------------------------------
Total current liabilities                                          3,889,614          3,219,015
-------------------------------------------------------------------------------------------------
Long-term debt                                                     1,806,746          2,126,076
Less: current portion                                              (380,425)           (605,310)
-------------------------------------------------------------------------------------------------
                                                                   1,426,321          1,520,766
-------------------------------------------------------------------------------------------------
Deferred income taxes payable                                         59,173             59,173
-------------------------------------------------------------------------------------------------
Total liabilities                                                  5,375,108          4,798,954
-------------------------------------------------------------------------------------------------
Shareholders' equity
Share capital
     950,000 preferred shares                                         11,523             11,523
     2,535,359 common shares [August - 2,441,992]                    156,244            150,211
     Capital in excess of par value                                8,429,617          7,923,150
Retained earnings                                                  1,608,821          1,403,764
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                        10,206,205          9,488,648
-------------------------------------------------------------------------------------------------
                                                                  15,581,313         14,287,602
=================================================================================================

         The accompanying notes are an integral part of these statements

                                NTN CANADA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
                   (Expressed in Canadian dollars - unaudited)

=================================================================================================
                                                          November 30, 1997  November 30, 1996
                                                                $                     $
-------------------------------------------------------------------------------------------------
Total revenue                                              3,737,114            2,189,292

Cost of sales                                              1,436,020              638,144
-------------------------------------------------------------------------------------------------
                                                           2,301,094            1,551,148
-------------------------------------------------------------------------------------------------
Selling, general and administrative expenses               1,609,775            1,086,200
-------------------------------------------------------------------------------------------------
Bad debts                                                     10,564               21,480
-------------------------------------------------------------------------------------------------
Income before interest, depreciation and amortization,
   loss from investment, income taxes and minority
   interest                                                  680,755              443,468

Interest                                                      25,122               13,094
Depreciation and amortization                                274,402              136,015
Loss from investment in Viewer Services                        2,280                8,763
-------------------------------------------------------------------------------------------------
Income before income taxes and minority interest             378,951              285,596

Provision for income taxes                                   110,116              144,265
-------------------------------------------------------------------------------------------------
Income before minority interest                              268,835              141,331

Minority interest                                            (63,778)               9,987
-------------------------------------------------------------------------------------------------
Net income for the period                                    205,057              151,318

Retained earnings, beginning of period                     1,403,764              794,377
-------------------------------------------------------------------------------------------------
Retained earnings, end of period                           1,608,821              945,695
=================================================================================================

Earnings per share:
Primary                                                         0.07                 0.06
Fully diluted                                                   0.07                 0.06

Weighted average number of shares, primary                 2,800,836            2,715,514
Weighted average number of shares, fully diluted           2,985,643            2,715,514

=================================================================================================

         The accompanying notes are an integral part of these statements

                                    NTN CANADA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                THREE MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
                        (Expressed in Canadian dollars - unaudited)

=======================================================================================

                                                  November 30, 1997   November 30, 1996
                                                         $                   $
---------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net Income for the three months                       205,057              151,318
Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                     274,402              136,015
    Minority interest                                  63,778               (9,987)
Changes in assets and liabilities
    Decrease (increase) in short-term investments     (89,619)             711,026
    Decrease (increase) in accounts receivable       (864,883)              15,721
    Decrease in inventory                             312,291               82,824
    Decrease (increase) in prepaid expenses            25,145              (29,563)
    Increase in accounts payable and
        accrued liabilities                           417,075               46,329
    Decrease in deferred revenue                     (146,425)                  --
    Increase in income taxes payable                    2,567               48,411
---------------------------------------------------------------------------------------
Cash provided by operating activities                 199,388            1,152,094
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                  (479,542)            (235,074)
Investment in Viewer Services                           2,920                   --
Increase in Notes Receivable                           (3,180)                  --
Investment in Interlynx Multimedia                   (361,380)                  --
Acquisition of Magic Lantern                               --             (514,465)
---------------------------------------------------------------------------------------
Cash used in investing activities                    (841,182)            (749,539)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank loan                                              76,811                   --
Proceeds from issuing common shares                   247,500                   --
Notes and loans payable                              (319,330)                  --
---------------------------------------------------------------------------------------
Cash provided by financing activities                   4,981                   --
---------------------------------------------------------------------------------------

Net decrease in cash and cash
    equivalents during the period                    (636,813)             402,555
Cash and cash equivalents, beginning of period      2,421,797            1,777,889
---------------------------------------------------------------------------------------
Cash and cash equivalents, end of period            1,784,984            2,180,444
=======================================================================================

             The accompanying notes are an integral part of these statements

                        NTN CANADA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         PERIOD ENDED NOVEMBER 30, 1997

Note 1. Basis of Presentation.

            The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of NTN Canada, Inc. (the "Company") (Commission
No.: 0-18066), filed with the Securities and Exchange Commission on November 28, 1997. The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results for the full fiscal year ending August 31, 1998 (the "1998 Fiscal Year").

Note 2. General.

            The financial statements of the Company for the three months ended November 30, 1997, include the operations of the Company's wholly-owned subsidiary, NTN Interactive Network Inc. ("NTNIN") and NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic"). On September 10, 1997, NTNIN acquired, effective September 1, 1997, 51% of the outstanding stock of Interlynx Multimedia, Inc. ("Interlynx").

            Magic conducts its operations directly and through its wholly-owned subsidiaries, 745695 Ontario Ltd. ("Custom Video") and B.C. Learning Connection ("BCLC"), its 75% ownership of the outstanding shares of Sonoptic Technologies Inc. ("Sonoptic"), and its 50% ownership of the outstanding shares of 1113659 Ontario Ltd. ("Viewer Services"), a joint venture operated with International Tele-Film Enterprises Ltd. (Magic, Custom Video, BCLC, Sonoptic and Viewer Services are referred to as the "Magic Lantern Group").

            Interlynx is involved in designing and developing educational and corporate multimedia, programming for CD-ROMs and Web Sites and animation, and 3-D rendering. It conducts its operations directly and through its 60% ownership of the outstanding shares of Interlynx International, Inc., which is the marketing and sales arm of Interlynx responsible for the international distribution of all CD-ROM products, licensing and partnerships in other countries.

            The acquisition of Interlynx was accounted for as a purchase in fiscal 1998. Accordingly, the Company's results of operations for the quarter ended November 30, 1997 (the "1998 First Fiscal Quarter") reflect 51% of the operating results of Interlynx, while the Company's results of operations for the quarter ended November 30, 1996 (the "1997 First Fiscal Quarter") do not reflect 51% of the operating results of Interlynx.

            Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the three months ended November 30, 1997 and November 30, 1996 (in Canadian dollars)

                         Interactive TV      Educational and
                          Entertainment  Multimedia Distribution     Total
                          -------------  -----------------------     -----
                                $                   $                  $
1997
----
Total revenues              1,963,417          1,773,697           3,737,114
Operating income (loss)       306,892             72,059             378,951
Net earnings (loss)           196,776              8,281             205,057
Total assets               12,015,588          3,565,725          15,581,313
Current liabilities         1,593,069          2,296,545           3,889,614
Total liabilities           2,201,036          3,174,072           5,375,108

1996
----
Total revenues              1,810,091            379,201           2,189,292
Operating income (loss)       327,826            (42,280)            285,596
Net earnings (loss)           183,611            (32,293)            151,318
Total assets               11,114,691          3,328,299          14,442,990
Current liabilities         1,329,288          1,593,257           2,922,545
Total liabilities           2,296,788          3,215,862           5,512,650

Note 4. Net income per Common Share.

            Primary and fully diluted net income per common share is computed using the weighted average number of common shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

            The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars ("Cdn$"). For the convenience of the reader, in this Management's Discussion and Analysis, certain financial amounts are also given in U.S. dollars ("US$"), converted at the Noon Buying Rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified herein. The Noon Buying Rates for November 30, 1997 and 1996 were Cdn$1.4242 and Cdn$1.3489 per US$1.00, respectively. As the Noon Buying Rate fluctuates daily, financial comparisons between periods expressed in U.S. dollars do not accurately reflect the true difference in the Company's financial position or results of operations between periods. Accordingly, the comparisons between periods presented below, both in dollar amounts and as percentages from prior periods, are expressed in Canadian dollars only.

General

            The Company, through its wholly-owned subsidiary, NTNIN, currently provides its products and services through eight business units or subsidiaries. Of these eight, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group and the Corporate Events/Home Market Group. Five units, collectively referred to as the "Magic Lantern Group", are (i) NTNIN's wholly-owned subsidiary Magic, which is involved in the marketing and distribution of educational video and media resources, (ii) Magic's wholly-owned subsidiary Custom Video, which is involved in the manufacturing of videotape copies, (iii) Custom Video's wholly-owned subsidiary BCLC, which is involved in the marketing and fulfilment services of educational video titles, (iv) Magic's 75%-owned subsidiary Sonoptic, which is involved in the conversion of analog video to digital video formats, and (v) Magic's 50%-owned subsidiary Viewer Services, which is involved in the inbound telemarketing and fulfilment services for television broadcasters and others. The eighth unit, Interlynx, is involved in designing and developing educational and corporate multimedia, programming for CD-ROMs and Web Sites and animation, and 3-D rendering.

Highlights of the Three Months Ended November 30, 1997

            During the 1998 First Fiscal Quarter, NTNIN acquired 51% of Interlynx, effective September 1, 1997. In addition, the testing of a hospitality stand-alone system, in various Pizza Hut locations in Ontario, was implemented. The Corporate Events/Home Market Group had an increase in the number of special events during the quarter, including a 10-city tour in Japan with Tourism Canada, and a 10-day event in Dubai, United Arab Emirates for Air Canada. In the Home Market area, the company signed an agreement with Sympatico to provide NTN Interactive Olympic Trivia on CBC Television's Olympic Web Site. Lastly, Magic's business expanded as a result of the acquisition of the business assets of Image Media Ltd. and 802117 Ontario Inc., trading as Pilot Software ("Image Media"), which was concluded in August of 1997.

Results of Operations

            The Company's total revenues for the 1998 First Fiscal Quarter were Cdn$3,737,114 (US$2,624,009), compared to Cdn$2,189,292 (US$1,623,020) for the
1997 First Fiscal Quarter, an increase of Cdn$1,547,822 or 70.7%. Total revenues, excluding Interlynx, for the 1998 First Fiscal Quarter were Cdn$3,265,144 (US$2,292,616), compared to Cdn$2,189,292 (US$1,623,020) for the
1997 First Fiscal Quarter, an increase of Cdn$1,075,852 or 49.1%. This increase is primarily the result of: an increase in video and software sales, resulting from a greater emphasis on marketing and direct mailings and additional sales from the implementation of the newly acquired business assets of Image Media; increased revenues from program content services, maintenance services and equipment rentals, all of which are attributable to a net increase of 22 Network locations over the number of locations in the 1997 First Fiscal Quarter; increased revenues from event programming resulting from an increased number of events in the 1998 First Fiscal Quarter when compared to the prior period; and increased revenues from ad sponsorship.

            Total cost of sales for the 1998 First Fiscal Quarter was Cdn$1,436,020 (US$1,008,299), compared to Cdn$638,144 (US$473,085) for the 1997
First Fiscal Quarter, an increase of Cdn$797,876 or 125.0%. Total cost of sales, excluding costs incurred by Interlynx for the 1998 First Fiscal Quarter were Cdn$1,265,795 (US$888,776), compared to Cdn$638,144 (US$473,085) for the 1997
First Fiscal Quarter, an increase of Cdn$627,651 or 98.4%. This increase is primarily the result of: an increase in video and software costs, which were directly related to the additional video and software sales above, and additional costs resulting from the implementation of the newly acquired business assets of Image Media; and increased commissions attributable to the increase in the number of Network locations during the quarter. As a percentage of the Company's total revenues, excluding revenues derived from Interlynx, such costs of sales increased to 38.8% for the 1998 First Fiscal Quarter from 29.1% for the 1997 First Fiscal Quarter.

            Total selling, general and administrative expenses for the 1998 First Fiscal Quarter were Cdn$1,609,775 (US$1,130,301), compared to Cdn$1,086,200 (US$805,249) for the 1997 First Fiscal Quarter, an increase of Cdn$523,575 or 48.2%. Total selling, general and administrative expenses, excluding those expenses incurred by Interlynx for the 1998 First Fiscal Quarter, were Cdn$1,449,135 (US$1,017,508), compared to Cdn$1,086,200
(US$805,249) for the 1997 First Fiscal Quarter, an increase of Cdn$362,935 or 33.4%. This increase in selling, general and administrative expenses reflects the greater volume of the Company's business activities. As a percentage of the Company's total revenues, excluding revenues derived from Interlynx, such expenses decreased to 44.4% for the 1998 First Fiscal Quarter from 49.6% for the 1997 First Fiscal Quarter.

            Interest expense for the 1998 First Fiscal Quarter was Cdn$25,122 (US$17,639), compared to Cdn$13,094 (US$9,707) for the 1997 First Fiscal Quarter, an increase of Cdn$12,028 or 91.9%. This increase is primarily the result of having notes payable, related to the purchase of Magic Lantern, outstanding for a full quarter in 1998 versus two months in the first quarter of 1997. As a percentage of the Company's total revenues, excluding revenues derived from Interlynx, interest expense increased to 0.8% for the 1998 First Fiscal Quarter from 0.6% for the 1997 First Fiscal Quarter.

            Depreciation and amortization expenses for the 1998 First Fiscal Quarter were Cdn$274,402 (US$192,671), compared to Cdn$136,015 (US$100,834) for the 1997 First Fiscal Quarter, an increase of Cdn$138,837 or 101.7%. This increase is primarily the result of amortization of goodwill associated with the purchase of Magic Lantern as well as increased depreciation resulting from property and equipment additions during the previous year. As a percentage of the Company's total revenues, excluding revenues derived from Interlynx, such expenses increased to 8.4% for the 1998 First Fiscal Quarter from 6.2% for the 1997 First Fiscal Quarter.

            The provision for income taxes for the 1998 First Fiscal Quarter was Cdn$110,116 (US$77,318), compared to Cdn$144,265 (US$106,950) for the 1997 First
Fiscal Quarter, an decrease of Cdn$34,149 or 23.7%. This is primarily because the income subject to tax generated by NTNIN has decreased from the level experienced in the 1997 First Fiscal Quarter. The income earned by Interlynx in the 1998 First Fiscal Quarter is not taxable due to the use of prior years' losses carried forward to reduce current year's taxable income.

            Minority interest for the 1998 First Fiscal Quarter was Cdn$63,778 (US$44,781), compared to a minority interest loss of Cdn$9,987 (US$7,404) for the 1997 First Fiscal Quarter, an increase of Cdn$73,765 or 738.6%. Total minority interest, excluding that on the income of Interlynx for the 1998 First Fiscal Quarter, was a minority interest loss of Cdn$2,280 (US$1,601), compared to a loss of Cdn$9,987 (US$7,404) for the 1997 First Fiscal Quarter, an increase of Cdn$7,707 or 77.2%. As a percentage of the Company's total revenues, excluding revenues derived from Interlynx, the minority interest loss decreased to 0.1% for the 1998 First Fiscal Quarter from 0.5% for the 1997 First Fiscal Quarter.

            As a result of all of the above, net income for the 1998 First Fiscal Quarter was Cdn$205,057 (US$143,980), compared to Cdn$151,318 (US$112,179) for the 1997 First Fiscal Quarter, an increase of Cdn$53,739 or 35.5%. Net income, excluding the results of Interlynx, for the 1998 First Fiscal Quarter was Cdn$141,524 (US$99,371), compared to Cdn$151,318 (US$112,179) for the 1997 First Fiscal Quarter, a decrease of Cdn$9,794 or 6.5%. As a percentage of the Company's total revenues, excluding the revenues derived from Interlynx, net income decreased to 4.3% for the 1998 First Quarter from 6.9% for the 1997 First Fiscal Quarter.

Liquidity and Capital Resources

            At November 30, 1997, the Company had working capital of Cdn$2,872,512 (US$2,016,930), a decrease of Cdn$627,350 from working capital of Cdn$3,499,862 (US$2,520,606) at August 31, 1997. This decrease is primarily due to the investment in Interlynx and the purchase of equipment.

            For the 1998 First Fiscal Quarter, the Company had a net decrease in cash flow of Cdn$636,813 (US$447,137), compared to a net increase of Cdn$402,555 (US$298,432) in the 1997 First Fiscal Quarter.

            Cash provided by operating activities for the 1998 First Fiscal Quarter was Cdn$199,388 (US$140,000), while cash provided by operating activities in the 1997 First Fiscal Quarter was Cdn$1,152,094 (US$854,099). The major factors contributing to this decrease in cash include an increase in accounts receivable of Cdn$864,883 reflecting a higher volume of sales activity during the quarter.

            Cash used in investing activities in both the 1998 First Fiscal Quarter and 1997 First Fiscal Quarter was Cdn$841,182 (US$590,635) and Cdn$749,539 (US$555,667), respectively. Cash was used to purchase 51% of the outstanding shares of Interlynx in September 1997 (Cdn$361,380;US$260,266). The increase in Network sites also required the purchase of additional equipment (Cdn$479,542;US$336,710).

            Cash provided by financing activities for the 1998 First Fiscal Quarter was Cdn$4,981 (US$3,497). Financing of Cdn$247,500 (US$178,250) was provided by issuing common shares, and this financing was used in the repayment of notes payable of Cdn$319,330 (US$229,982). There were no financing activities transacted in the 1997 First Fiscal Quarter.

            Management believes that the Company's working capital position provides the necessary liquidity, on both a short and long term basis, for the Company's planned activities and that the Company will not require additional external financing for its operating activities during the Company's 1998 Fiscal Year"). However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

            The rate of inflation has had little impact on the Company's operations or financial position during the three months ended November 30, 1997 and 1996 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1998 Fiscal Year.

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

        None.

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

Exhibit
Number                            Title
-------                           -----

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

                                                    NTN CANADA, INC.

Dated: January 14, 1998             By:         /s/ Peter Rona
                                       -----------------------------------------
                                                     Peter Rona,
                                       President and Principal Financial Officer
                                                 (Duly Authorized Officer)

                                NTN CANADA, INC.
                                    FORM 10-Q
                                NOVEMBER 30, 1997

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit                      Location
------      ----------------------                      --------

  3.1       Certificate of Incorporation, as amended to date +1, Exh. 3.1

  3.2       By-Laws, as amended to date +1, Exh. 3.2

 10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc. +2, Exh. 10.9

 10.2 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto+3, Exh. 10.1

 10.3 Designation Agreement, dated as of October 4, 1994, among NTN Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.) +4, Exh. C

 22         List of Subsidiaries +1, Exh. 22

 27         Financial Data Schedule ++

----------

+1 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Annual Report on Form 10-K of the Company, for its fiscal year ended August 31, 1997 (File No. 0-18066), filed on November 28, 1997.

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