Form 10-Q
period 1998-02-28
NTN CANADA INC
filed 1998-04-14
CIK 797313

FORM 10-Q


                       Securities and Exchange Commission
                              Washington D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: February 28, 1998
Commission file number: 0-18066

                               NETWORKS NORTH INC.
                                formerly known as
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

                                 Yes |X|     No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 14, 1998: 2,535,359 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION


    NETWORKS NORTH INC. (FORMERLY KNOWN AS NTN CANADA, INC.) AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                         PERIOD ENDED FEBRUARY 28, 1998

Item

Item 1. Financial Statements:


      Consolidated Balance Sheets -
            February 28, 1998 and August 31, 1997

      Consolidated Statements of Income -
            For the Six Months Ended February 28, 1998 and February 28, 1997

      Consolidated Statements of Income -
            For the Three Months Ended February 28, 1998 and February 28, 1997

      Consolidated Statements of Cash Flows -
            For the Six Months Ended February 28, 1998 and February 28, 1997

      Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      FEBRUARY 28, 1998 AND AUGUST 31, 1997
                   (Expressed in Canadian dollars - unaudited)

========================================================================================================
                                                                 February 28, 1998       August 31, 1997
                                                                          $                      $
--------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                             1,402,739             2,421,797
Short-term temporary investments                                      1,847,491             1,705,014
Accounts receivable, trade - net of allowance for doubtful
           accounts of $51,000; August - $51,000                      2,625,837             1,547,395
Inventory                                                               242,638               624,828
Prepaid expenses                                                        442,479               419,843
--------------------------------------------------------------------------------------------------------
Total current assets                                                  6,561,184             6,718,877
--------------------------------------------------------------------------------------------------------
Investment in Viewer Services                                             3,861                 5,758
Property and equipment, net                                           5,145,318             4,754,173
License, net of accumulated amortization                                218,795               225,046
Goodwill, net of accumulated amortization                             3,236,909             2,273,748
Notes receivable                                                        163,180               310,000
--------------------------------------------------------------------------------------------------------
                                                                     15,329,247            14,287,602
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                                       821,828               641,000
Accounts payable - trade                                              1,740,821             1,165,434
Accrued liabilities                                                     546,499               455,110
Income taxes payable                                                    140,069               352,161
Current portion of long-term debt                                       306,390               605,310
--------------------------------------------------------------------------------------------------------
Total current liabilities                                             3,555,607             3,219,015
--------------------------------------------------------------------------------------------------------
Long-term debt                                                        1,670,718             2,126,076
Less: current portion                                                  (306,390)             (605,310)
--------------------------------------------------------------------------------------------------------
                                                                      1,364,328             1,520,766
--------------------------------------------------------------------------------------------------------
Deferred income taxes payable                                            59,173                59,173
--------------------------------------------------------------------------------------------------------
Total liabilities                                                     4,979,108             4,798,954
--------------------------------------------------------------------------------------------------------
Shareholders' equity
Share capital
     950,000 preferred shares                                            11,523                11,523
     2,535,359 common shares [August - 2,441,992]                       156,244               150,211
     Capital in excess of par value                                   8,429,617             7,923,150
Retained earnings                                                     1,752,755             1,403,764
--------------------------------------------------------------------------------------------------------
Total shareholders' equity                                           10,350,139             9,488,648
--------------------------------------------------------------------------------------------------------
                                                                     15,329,247            14,287,602
========================================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                                RETAINED EARNINGS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                   (Expressed in Canadian Dollars - Unaudited)

=====================================================================================================
                                                              February 28, 1998     February 28, 1997
                                                                      $                      $
-----------------------------------------------------------------------------------------------------
Total revenue                                                     7,491,586             4,862,328

Cost of sales                                                     2,875,547             1,416,431
-----------------------------------------------------------------------------------------------------
                                                                  4,616,039             3,445,897
-----------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                      3,276,960             2,437,141
Bad debts                                                            19,288                33,553
-----------------------------------------------------------------------------------------------------
Income before interest, depreciation and amortization,
   (income) loss from investment, income taxes and
   minority interest                                              1,319,791               975,203

Interest                                                             49,589                59,382
Depreciation and amortization                                       586,810               361,330
(Income) loss from investment in Viewer Services                     (3,997)                  393
-----------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                    687,389               554,098

Provision for income taxes                                          238,515               256,908
-----------------------------------------------------------------------------------------------------
Income before minority interest                                     448,874               297,190

Minority interest                                                   (99,883)               27,775
-----------------------------------------------------------------------------------------------------
Net income for the period                                           348,991               324,965

Retained earnings, beginning of period                            1,403,764               794,377
-----------------------------------------------------------------------------------------------------
Retained earnings, end of period                                  1,752,755             1,119,342
=====================================================================================================

Earnings per share:
Primary                                                                0.13                  0.12
Fully diluted                                                          0.12                  0.12

Weighted average number of shares, primary                        2,775,359             2,704,765
Weighted average number of shares, fully diluted                  2,960,620             2,710,060

=====================================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                                RETAINED EARNINGS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                   (Expressed in Canadian Dollars - Unaudited)

====================================================================================================
                                                             February 28, 1998     February 28, 1997
                                                                      $                     $
----------------------------------------------------------------------------------------------------
Total revenue                                                     3,754,472             2,673,036

Cost of sales                                                     1,439,527               778,287
----------------------------------------------------------------------------------------------------
                                                                  2,314,945             1,894,749
----------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                      1,667,185             1,350,941
Bad debts                                                             8,724                12,073
----------------------------------------------------------------------------------------------------
Income before interest, depreciation and amortization,
   income from investment, income taxes and minority
   interest                                                         639,036               531,735

Interest                                                             24,467                46,288
Depreciation and amortization                                       312,408               225,315
Income from investment in Viewer Services                            (6,277)               (8,370)
----------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                    308,438               268,502

Provision for income taxes                                          128,399               112,643
----------------------------------------------------------------------------------------------------
Income before minority interest                                     180,039               155,859

Minority interest                                                   (36,105)               17,788
----------------------------------------------------------------------------------------------------
Net income for the period                                           143,934               173,647

Retained earnings, beginning of period                            1,608,821               945,695
----------------------------------------------------------------------------------------------------
Retained earnings, end of period                                  1,752,755             1,119,342
====================================================================================================

Earnings per Share                                                     0.06                  0.06
====================================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
            SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                   (Expressed in Canadian Dollars - Unaudited)

================================================================================================
                                                         February 28, 1998     February 28, 1997
                                                                 $                     $
================================================================================================
OPERATING ACTIVITIES
Net Income for the six months                                 348,991               324,965
Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                            586,810               362,406
     Minority interest                                         99,883               (27,775)
Changes in assets and liabilities
     Increase in short-term investments                      (142,477)              (38,552)
     Increase in accounts receivable                       (1,030,804)             (571,953)
     Decrease in inventory                                    393,600               264,530
     Increase in prepaid expenses                             (29,824)             (107,380)
     Increase (decrease) in accounts payable and
       accrued liabilities                                    508,176               (24,579)
     Decrease in deferred revenue                            (275,925)                   --
     Decrease in income taxes payable                        (250,611)              (88,550)
------------------------------------------------------------------------------------------------
Cash provided by operating activities                         207,819                93,112
------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                          (710,046)             (433,583)
Investment in Viewer Services                                   1,897                    --
Increase in notes receivable                                   (3,180)                   --
Investment in Interlynx Multimedia                           (380,001)                   --
Acquisition of Magic Lantern                                       --              (541,182)
------------------------------------------------------------------------------------------------
Cash used in investment activities                         (1,091,330)             (974,765)
------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank loan                                                      72,311              (214,500)
Proceeds from issuing common shares                           247,500                    --
Notes and loans payable                                      (455,358)               (1,734)
------------------------------------------------------------------------------------------------
Cash used in financing activities                            (135,547)             (216,234)
------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents
     during the period                                     (1,019,058)           (1,097,887)
Cash and cash equivalents, beginning of period              2,421,797             1,777,889
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    1,402,739               680,002
================================================================================================

         The accompanying notes are an integral part of these statements

    NETWORKS NORTH INC. (FORMERLY KNOWN AS NTN CANADA, INC.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         PERIOD ENDED FEBRUARY 28, 1998

Note 1. Basis of Presentation

            The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc., formerly known as NTN Canada, Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 28, 1997. The results of operations for the six months ended February 28, 1998 are not necessarily indicative of the results for the full fiscal year ending August 31, 1998.

Note 2. General

            The financial statements of the Company for the six months ended February 28, 1998, include the operations of the Company's wholly-owned subsidiary, NTN Interactive Network Inc. ("NTNIN") and NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic"). On September 10, 1997, NTNIN acquired, effective September 1, 1997, 51% of the outstanding stock of Interlynx Multimedia, Inc. ("Interlynx").

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

            The acquisition of Interlynx was accounted for as a purchase in fiscal 1998. Accordingly, the Company's results of operations for the quarter and six months ended

February 28, 1998 (the "1998 Second Fiscal Quarter" and "1998 First Fiscal Half" respectively) reflect 51% of the operating results of Interlynx, while the Company's results of operations for the quarter and six months ended February 28, 1997 (the "1997 Second Fiscal Quarter" and "1997 First Fiscal Half" respectively) do not reflect 51% of the operating results of Interlynx.

            Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the six months ended February 28, 1998 and February 28, 1997

                          Interactive TV       Educational and
                           Entertainment   Multimedia Distribution      Total
                           -------------   -----------------------      -----
                                 $                    $                   $
1998
Total revenues               4,130,070          3,361,516             7,491,586
Operating income (loss)        468,845            218,544               687,389
Net earnings (loss)            230,330            118,661               348,991
Total assets                11,931,564          3,397,683            15,329,247
Current liabilities          1,475,706          2,079,901             3,555,607
Total liabilities            2,083,673          2,895,435             4,979,108

1997
Total revenues               3,686,258          1,176,070             4,862,328
Operating income (loss)        615,217            (61,119)              554,098
Net earnings (loss)            343,325            (18,360)              324,965
Total assets                10,557,152          3,599,688            14,156,840
Current liabilities          1,055,314          1,964,729             3,020,043
Total liabilities            2,022,814          2,931,624             4,954,438

Note 4. Net income per Common Share

            Primary and fully diluted net income per common share is computed using the weighted average number of common shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars ("Cdn$"). For the convenience of the reader, in this Management's Discussion and Analysis, certain financial amounts are also given in U.S. dollars ("US$"), converted at the Noon Buying Rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified herein. The Noon Buying Rates for February 28, 1998 and February 28, 1997 were Cdn$1.4235 and Cdn$1.3665 per US$1.00, respectively. As the Noon Buying Rate fluctuates daily, financial comparisons between periods expressed in U.S. dollars do not accurately reflect the true difference in the Company's financial position or results of operations between periods. Accordingly, the comparisons between periods presented below, both in dollar amounts and as percentages from prior periods, are expressed in Canadian dollars only.

General

The Company, through its wholly-owned subsidiary, NTNIN, currently provides its products and services through eight business units or subsidiaries. Of these, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group and the Corporate Events/Home Market Group. Five units, collectively referred to as the "Magic Lantern Group," are (i) NTNIN's wholly-owned subsidiary Magic, which is involved in the marketing and distribution of educational video and media resources, (ii) Magic's wholly-owned subsidiary Custom Video, which is involved in the manufacturing of videotape copies, (iii) Custom Video's wholly-owned subsidiary BCLC, which is involved in the marketing and fulfilment services of educational video titles, (iv) Magic's 75% owned subsidiary Sonoptic, which is involved in the conversion of analog video to digital video formats, and (v) Magic's 50% owned joint venture Viewer Services, which is involved in the inbound telemarketing and fulfilment services for television broadcasters and others. The eighth unit is Interlynx, which is involved in designing and developing educational and corporate multimedia, programming for CD-ROMs and Web Sites and animation, and 3-D rendering.

Highlights of the Three Months Ended February 28, 1998

During the 1998 Second Fiscal Quarter, the programming license for Player's Raceworld trivia was renewed for the third year. A new game called "Match & Win", sponsored by the GM Card, was launched on the hospitality network. In addition, Toyota Canada and the Toronto Raptors Basketball Club became the first customers to use the new corporate training product known as Learnstar Corporate.

Results of Operations for the Three Months ended February 28, 1998

The Company's total revenues for the 1998 Second Fiscal Quarter were Cdn$3,754,472 (US$2,637,494), compared to Cdn$2,673,036 (US$1,956,119) for the
1997 Second Fiscal Quarter, an increase of Cdn$1,081,436 or 40.5%. Total revenues, excluding Interlynx, for the

1998 Second Fiscal Quarter were Cdn$3,418,702 (US$2,401,617), compared to Cdn$2,673,036 (US$1,956,119) for the 1997 Second Fiscal Quarter, an increase of Cdn$745,666 or 27.9%. This increase was attributed to all of the following: an increase in video and software sales, resulting from a greater emphasis on marketing and additional sales from the implementation of the acquired business assets of Image Media; increased revenue from program content and maintenance services and equipment rental, all of which are attributable to there being an average of 549 locations outstanding during the 1998 Second Fiscal Quarter as compared to an average of 519 locations outstanding during the 1997 Second Fiscal Quarter; increased revenues in event programming resulting from an increased number of events in the 1998 Second Fiscal Quarter as compared to the number of events in the 1997 Second Fiscal Quarter; and increased revenues in ad sponsorship over the same period last year.

Total cost of sales for the 1998 Second Fiscal Quarter was Cdn$1,439,527 (US$1,011,259), compared to Cdn$778,287 (US$569,548) for the 1997 Second Fiscal Quarter, an increase of Cdn$661,240 or 85.0%. Total cost of sales excluding costs incurred by Interlynx for the 1998 Second Fiscal Quarter was Cdn$1,260,705 (US$885,638), compared to Cdn$778,287 (US$569,548) for the 1997 Second Fiscal Quarter, an increase of Cdn$482,418 or 62.0%. This increase was the result of: increased equipment costs and commissions, both of which are directly attributable to the increase in the average number of Network locations outstanding in the 1998 Second Fiscal Quarter over the number of locations outstanding during the comparable prior period as discussed above; and increased video, dubbing and software costs resulting from the implementation of the business assets of Image Media acquired September 1, 1997.

Total selling, general and administrative expenses for the 1998 Second Fiscal Quarter were Cdn$1,667,185 (US$1,171,187), compared to Cdn$1,350,941
(US$988,614) for the 1997 Second Fiscal Quarter, an increase of Cdn$316,244 or 23.4%. Total selling, general and administrative expenses excluding those incurred by Interlynx, for the 1998 Second Fiscal Quarter were Cdn$1,640,850 (US$1,152,687), compared to Cdn$1,350,941 (US$988,614) for the 1997 Second
Fiscal Quarter, an increase of Cdn$289,909 or 21.5%. This increase was the result of: increased advertising and promotion expenses resulting mainly from the increased promotion of our QB1 game and additional marketing in the area of video, software and dubbing sales; increased travel expenses, due to the increase in the number of corporate events being hosted abroad and the travel costs of additional area representatives hired to provide both customer service and training to both new and existing locations; and the increase in freight charges, which is commensurate with the increase in advertising and promotion and the increase in volume of both equipment, being shipped to corporate events and rental locations, and videos and software being shipped to customers. As a percentage of the Company's total revenues, excluding those derived by Interlynx, such expenses decreased to 48.0% for the 1998 Second Fiscal Quarter from 50.5% for the 1997 Second Fiscal Quarter.

Total depreciation and amortization expenses for the 1998 Second Fiscal Quarter were Cdn$312,408 (US$219,465), compared to Cdn$225,315 (US$164,885) for the 1997
Second Fiscal Quarter, an increase of Cdn$87,093 or 38.7%. This increase was the result of additional depreciation on fixed assets added in 1998 and the amortization of goodwill arising from the Interlynx purchase. As a percentage of the Company's total revenues, excluding those derived by Interlynx, such expenses increased to 9.1% for the 1998 Second Fiscal Quarter from 8.4% for the 1997 Second Fiscal Quarter.

The provision for income taxes for the 1998 Second Fiscal Quarter was Cdn$128,399 (US$90,200), compared to Cdn$112,643 (US$82,432) for the 1997 Second
Fiscal Quarter, an increase of Cdn$15,756 or 14.0%. As a percentage of the Company's total revenues, excluding those derived by Interlynx, such expenses decreased to 3.8% for the 1998 Second Fiscal Quarter from 4.2% for the 1997 Second Fiscal Quarter.

As a result of all the above, net income for the 1998 Second Fiscal Quarter was Cdn$143,934 (US$101,113), compared to Cdn$173,647 (US$127,074) for the 1997
Second Fiscal Quarter, a decrease of Cdn$29,713 or 17.1%.

Results of Operations for the Six Months Ended February 28, 1998

The Company's total revenues for the 1998 First Fiscal Half were Cdn$7,491,586 (US$5,262,793), compared to Cdn$4,862,328 (US$3,558,235) for the 1997 First
Fiscal Half, an increase of Cdn$2,629,258 or 54.1%. Total revenues, excluding Interlynx, for the 1998 First Fiscal Half were Cdn$6,683,846 (US$4,695,361), compared to Cdn$4,862,328 (US$3,558,235) for the 1997 First Fiscal Half, an increase of Cdn$1,821,518 or 37.5%. This increase was the result of: an increase in video and software sales, resulting from a greater emphasis on marketing and additional sales from the implementation of the acquired business assets of Image Media; increased revenue from program content, maintenance services and equipment rental, all of which are attributable to there being an average of 534 locations outstanding during the 1998 First Fiscal Half as compared to an average of 514 locations outstanding during the 1997 First Fiscal Half; increased revenues in event programming resulting from an increased number of events in the 1998 First Fiscal Half as compared to the number of events in the 1997 First Fiscal Half; and increased revenues from ad sponsorship over the same period last year.

Total cost of sales for the 1998 First Fiscal Half was Cdn$2,875,547 (US$2,020,054), compared to Cdn$1,416,431 (US$1,036,539) for the 1997 First
Fiscal Half, an increase of Cdn$1,459,116 or 103.0%. Total cost of sales excluding costs incurred by Interlynx for the 1998 First Fiscal Half was Cdn$2,526,500 (US$1,774,851), compared to Cdn$1,416,431 (US$1,036,539) for the
1997 First Fiscal Half, an increase of Cdn$1,110,069 or 78.4%. This increase was the result of: increased equipment costs and commissions, both of which are directly attributable to the increase in average Network locations outstanding from the average number of locations outstanding during the comparable prior period, as discussed above; and an increase in video and software costs, directly related to the additional video and software sales above, and additional costs resulting from the implementation of the business assets of Image Media. As a percentage of the Company's total revenues, excluding revenues derived by Interlynx, such costs of sales increased to 37.8% for the 1998 First Fiscal Half from 29.1% for the 1997 First Fiscal Half.

Total selling, general and administrative expenses for the 1998 First Fiscal Half were Cdn$3,276,960 (US$2,302,044), compared to Cdn$2,437,141 (US$1,783,491)
for the 1997 First Fiscal Half, an increase of Cdn$839,819 or 34.5%. Total selling, general and administrative expenses, excluding those incurred by Interlynx for the 1998 First Fiscal Half, were Cdn$3,089,985 (US$2,170,695), compared to Cdn$2,437,141 (US$1,783,491) for the 1997 First Fiscal Half, an increase of Cdn$652,844 or 26.8%. This increase was the result of: increased staffing and salaries; increased advertising and promotion expenses resulting mainly from the increased promotion of our QB1 game in the 1998 First Fiscal Half and additional marketing in the area of video, software and dubbing sales; increased travel expenses, due to the increase in the number of corporate events being hosted abroad and the travel costs of additional area representatives hired to provide both customer service and training to both new and existing locations; and the increase in freight charges, which is commensurate with the increase in advertising and promotion and the increase in volume of both equipment, being shipped to corporate events and rental locations, and videos and software being shipped to customers. As a percentage of the Company's total revenues, excluding revenues derived by Interlynx, such expenses decreased to 46.2% for the 1998 First Fiscal Half from 50.1% for the 1997 First Fiscal Half.

Total depreciation and amortization expenses for the 1998 First Fiscal Half were Cdn$586,810 (US$412,230), compared to Cdn$361,330 (US$264,420) for the 1997
First Fiscal Half, an increase of Cdn$225,480 or 62.4%. This increase was primarily the result of: additional depreciation on fixed assets added in the 1998 First Fiscal Half; a full six months of amortization on goodwill resulting from the Magic purchase, as compared to the five months of amortization on the said goodwill expensed in the 1997 First Fiscal Half; and the amortization of goodwill arising from the Interlynx purchase. As a percentage of the Company's total revenues, excluding those derived by Interlynx, such expenses increased to 8.8% for the 1998 First Fiscal Half from 7.4% for the 1997 First Fiscal Half.

The provision for income taxes for the 1998 First Fiscal Half was Cdn$238,515 (US$167,555), compared to Cdn$256,908 (US$188,004) for the 1997 First Fiscal Half, a decrease of Cdn$18,393 or 7.2%. This decrease was primarily the result of there being higher tax loss carry forward provisions available to a subsidiary of the Company to utilize in the 1998 First Fiscal Half than there had been for the 1997 First Fiscal Half. As a percentage of the Company's total revenues, excluding those derived by Interlynx, the provision decreased to 3.6% for the 1998 First Fiscal Half from 5.3% for the 1997 First Fiscal Half.

As a result of all of the above, net income for the 1998 First Fiscal Half was Cdn$348,991 (US$245,164), compared to Cdn$324,965 (US$237,808) for the 1997
First Fiscal Half, an increase of Cdn$24,026 or 7.4%.

Liquidity and Capital Resources

At February 28, 1998, the Company had working capital of Cdn$3,005,577 (US$2,111,399), a decrease of Cdn$494,285 from working capital of Cdn$3,499,862 (US$2,520,606) at August 31, 1997. This decrease is primarily due to the investment in Interlynx and the purchase of equipment.

For the 1998 First Fiscal Half, the Company had a net decrease in cash flow of Cdn$1,019,058, compared to a net decrease of Cdn$1,097,887 in the 1997 First Fiscal Half.

Cash provided by operating activities for the 1998 First Fiscal Half was Cdn$207,819 (US$145,992) an increase of Cdn$114,707 from cash provided by operating activities in the 1997 First Fiscal Half. The major factor contributing to this increase was an increase in net income before depreciation and amortization of Cdn$248,430 over the same figure for the 1997 First Fiscal Half.

Cash used in investing activities in both the 1998 First Fiscal Half and 1997 First Fiscal Half was Cdn$1,091,330 (US$ 766,653) and Cdn$974,765 (US$713,330),
respectively. Cash used in the 1998 First Fiscal Half was for the purchase of property and equipment and the investment in Interlynx. Cash was used in the comparable prior period for the purchase of property and equipment and the acquisition of Magic.

Cash used in financing activities in the 1998 First Fiscal Half was Cdn$135,547 (US$95,221). This cash was used in the early repayment of a loan from the Federal Business Development Bank. Cash used in financing activities for the 1997 First Fiscal Half was Cdn$216,234 (US$158,239). This cash was used to reduce debt in the Magic Lantern Group.

Management believes that the Company's working capital position provides the necessary liquidity, on both a short and long term basis, for its planned activities and that additional external financing will not be required for its operating activities during the year ending August 31, 1998 (the "1998 Fiscal Year"). However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the six months ended February 28, 1998 and 1997 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1998 Fiscal Year.

The Company pays a number of its suppliers, including its licensor and principal supplier, NTN Communications, Inc., in US dollars. Therefore, fluctuations in the value of the Canadian dollar against the US dollar will have an impact on its gross profit as well as its net income. If the value of the Canadian dollar falls against the US dollar, the cost of sales of the Company will increase thereby reducing its gross profit and net income. Conversely, if the value of the Canadian dollar rises against the US dollar, its gross profit and net income will increase.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

            None.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders of the Company was held on
            Friday, February 27, 1998. At the meeting the existing Directors of the Company were re-elected by 1,738,363 votes cast in favour of all the nominees for Director (except holders of shares possessing 1,738,453 voted in favour of Adrian P. Towning and 1,566,863 voted in favour of Daniel C. Downs), being in excess of a majority of the shares present in person or by proxy. The holders of shares of the Company possessing 1,293,524 votes, being in excess of a majority of the votes present in person or by proxy, ratified the replacement of the Company's Long Term Incentive Plan with a new Stock Option Plan and to increase the number of shares of the Company's Common Stock subject to the Plan from 525,000 to 1,000,000. The holders of shares of the Company possessing 1,736,685 votes, being in excess of a majority of the shares present in person or by proxy, voted in favour of ratifying the appointment of Ernst & Young, as independent auditors of the Company for the fiscal year ending August 31, 1998. The holders of shares of the Company possessing 1,737,969 votes, being in excess of a majority of the shares present in person or by proxy, voted in favour of changing the name of the Company from NTN Canada, Inc. to Networks North Inc.

Item 5. Other Information

            None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

        27  Financial Data Schedule.

+ Incorporated by reference. See Exhibit Index.

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NETWORKS NORTH INC.

Dated: April 14, 1998      By:         /s/ Peter Rona
                                     -----------------------------------------
                                           Peter Rona,
                                     President and Principal Financial Officer
                                             (Duly Authorized Officer)

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                                    FORM 10-Q
                                FEBRUARY 28, 1998

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit                    Location
------      ----------------------                    --------

      3.1   Certificate of Incorporation, as amended to date +1, Exh. 3.1

      3.2   By-Laws, as amended to date +1, Exh. 3.2

      10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc. +2, Exh. 10.9

      10.2 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto +3, Exh. 10.1

      10.3 Designation Agreement, dated as of October 4, 1994, among Networks North Inc. (formerly known as NTN Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.) +4, Exh. C

      22    List of Subsidiaries +1, Exh. 22

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