Form 10-Q
period 1998-05-31
NTN CANADA INC
filed 1998-07-15
CIK 797313

FORM 10-Q


                       Securities and Exchange Commission
                              Washington D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: May 31, 1998
Commission file number: 0-18066


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

                                   Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 14, 1998: 2,576,073 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION


    NETWORKS NORTH INC. (FORMERLY KNOWN AS NTN CANADA, INC.) AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                            PERIOD ENDED MAY 31, 1998

Item

Item 1. Financial Statements:

        Consolidated Balance Sheets -
            As at May 31, 1998 and August 31, 1997

        Consolidated Statement of Operations and Retained Earnings for the Nine
            Months Ended May 31, 1998 and May 31, 1997

        Consolidated Statement of Operations and Retained Earnings for the Three
            Months Ended May 31, 1998 and May 31, 1997

        Consolidated Statement of Cash Flows -
            for the Nine Months Ended May 31, 1998 and May 31, 1997

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                           CONSOLIDATED BALANCE SHEETS
                     AS AT MAY 31, 1998 AND AUGUST 31, 1997
                   (Expressed in Canadian dollars - unaudited)

================================================================================
                                                   May 31, 1998  August 31, 1997
                                                         $              $
================================================================================
ASSETS
Current
Cash and cash equivalents                              882,010      2,421,797
Short-term temporary investments                     1,896,612      1,705,014
Accounts receivable, trade - net of allowance for
   doubtful accounts of $51,000; August - $51,000    2,794,803      1,547,395
Inventory                                              355,801        624,828
Prepaid expenses                                       707,636        419,843
--------------------------------------------------------------------------------
Total current assets                                 6,636,862      6,718,877
--------------------------------------------------------------------------------
Investment in Viewer Services                          (10,377)         5,758
Property and equipment, net                          5,462,278      4,754,173
License, net of accumulated amortization               215,670        225,046
Goodwill, net of accumulated amortization            3,189,326      2,273,748
Notes receivable                                       163,180        310,000
--------------------------------------------------------------------------------
                                                    15,656,939     14,287,602
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                      284,587        641,000
Accounts payable - trade                             1,324,765      1,165,434
Accrued liabilities                                    608,302        455,110
Income taxes payable                                       164        352,161
Current portion of long-term debt                      333,228        605,310
--------------------------------------------------------------------------------
Total current liabilities                            2,551,046      3,219,015
--------------------------------------------------------------------------------
Long-term debt                                       2,783,537      2,126,076
Less: current portion                                 (333,228)      (605,310)
--------------------------------------------------------------------------------
                                                     2,450,309      1,520,766
--------------------------------------------------------------------------------
Deferred income taxes payable                           59,173         59,173
--------------------------------------------------------------------------------
Total liabilities                                    5,060,528      4,798,954
--------------------------------------------------------------------------------
Shareholders' equity
Share capital
   900,000 preferred shares [August - 950,000]          10,917         11,523
   2,576,073 common shares [August - 2,441,992]        158,881        150,211
   Capital in excess of par value                    8,529,051      7,923,150
Retained earnings                                    1,897,562      1,403,764
--------------------------------------------------------------------------------
Total shareholders' equity                          10,596,411      9,488,648
--------------------------------------------------------------------------------
                                                    15,656,939     14,287,602
================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                                RETAINED EARNINGS
                     FOR THE NINE MONTHS ENDED MAY 31, 1998
                         AND MAY 31, 1997 (Expressed in
                          Canadian dollars - unaudited)

================================================================================
                                                     May 31, 1998   May 31, 1997
                                                          $              $
--------------------------------------------------------------------------------

Total revenue                                        11,143,311      7,420,034

Cost of sales                                         4,317,277      2,266,251
--------------------------------------------------------------------------------
                                                      6,826,034      5,153,783
--------------------------------------------------------------------------------
Selling, general and administrative expenses          4,892,284      3,823,970
Bad debts                                                29,122         42,382
--------------------------------------------------------------------------------
Income before interest, depreciation and
   amortization, loss from investment,
   income taxes and minority interest                 1,904,628      1,287,431

Interest                                                 91,644         83,248
Depreciation and amortization                           884,345        581,431
Loss from investment in Viewer Services                   4,955          6,022
--------------------------------------------------------------------------------
Income before income taxes and minority interest        923,684        616,730

Provision for income taxes                              296,058        274,450
--------------------------------------------------------------------------------
Income before minority interest                         627,626        342,280

Minority interest                                      (133,828)        42,424
--------------------------------------------------------------------------------
Net income for the period                               493,798        384,704

Retained earnings, beginning of period                1,403,764        794,377
--------------------------------------------------------------------------------
Retained earnings, end of period                      1,897,562      1,179,081
================================================================================
Earnings per share (Note 4):
Basic                                                      0.19           0.16
Diluted                                                    0.17           0.14

================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                                RETAINED EARNINGS
            FOR THE THREE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997
                   (Expressed in Canadian dollars - unaudited)

================================================================================
                                                     May 31, 1998   May 31, 1997
                                                          $              $
================================================================================
Total revenue                                          3,651,725     2,557,706

Cost of sales                                          1,441,730       849,820
--------------------------------------------------------------------------------
                                                       2,209,995     1,707,886
--------------------------------------------------------------------------------
Selling, general and administrative expenses           1,615,324     1,386,829
Bad debts                                                  9,834         8,829
--------------------------------------------------------------------------------
Income before interest, depreciation and
   amortization, loss from investment,
   income taxes and minority interest                    584,837       312,228

Interest                                                  42,055        23,866
Depreciation and amortization                            297,535       220,101
Loss from investment in Viewer Services                    8,952         5,629
--------------------------------------------------------------------------------
Income before income taxes and minority interest         236,295        62,632

Provision for income taxes                                57,543        17,542
--------------------------------------------------------------------------------
Income before minority interest                          178,752        45,090

Minority interest                                        (33,945)       14,649
--------------------------------------------------------------------------------
Net income for the period                                144,807        59,739

Retained earnings, beginning of period                 1,752,755     1,119,342
--------------------------------------------------------------------------------
Retained earnings, end of period                       1,897,562     1,179,081
================================================================================
Earnings per share (Note 4):
Basic                                                       0.05          0.02
Diluted                                                     0.05          0.02

================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997
                   (Expressed in Canadian dollars - unaudited)

================================================================================
                                                     May 31, 1998   May 31, 1997
                                                          $              $
================================================================================
OPERATING ACTIVITIES
Net income for the nine months                            493,798       384,704
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                           884,345       583,312
  Minority interest                                       133,828       (42,424)
Changes in assets and liabilities
  Decrease (increase) in short-term investments          (191,598)    1,530,215
  Increase in accounts receivable                      (1,199,770)     (311,991)
  Decrease in inventory                                   280,437       393,134
  Increase in prepaid expenses                           (300,549)     (104,981)
  Increase in accounts payable and
    accrued liabilities                                   119,978        65,116
  Decrease in deferred revenue                           (275,925)           --
  Decrease in income taxes payable                       (390,516)      (63,761)
--------------------------------------------------------------------------------
Cash provided by (used in) operating activities          (445,972)    2,433,324
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                    (1,268,265)     (617,524)
Investment in Viewer Services                              16,135            --
Increase in notes receivable                               (3,180)           --
Investment in Interlynx Multimedia                       (380,001)           --
Acquisition of Magic Lantern                                   --      (541,182)
--------------------------------------------------------------------------------
Cash used in investing activities                      (1,635,311)   (1,158,706)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank loan                                                (464,930)     (360,000)
Proceeds from issuing common shares                       348,965            --
Notes and loans payable                                   657,461       (36,668)
--------------------------------------------------------------------------------
Cash provided by (used in) financing activities           541,496      (396,668)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents during the period                   (1,539,787)      877,950
Cash and cash equivalents, beginning of period          2,421,797     1,777,889
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  882,010     2,655,839
================================================================================

         The accompanying notes are an integral part of these statements

          NETWORKS NORTH INC. (FORMERLY KNOWN AS NTN CANADA, INC.) AND
                                  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE PERIOD ENDED MAY 31, 1998

Note 1. Basis of Presentation

            The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc., formerly known as NTN Canada, Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 28, 1997. The results of operations for the nine months ended May 31, 1998 are not necessarily indicative of the results for the full fiscal year ending August 31, 1998.

Note 2. General

            The financial statements of the Company for the nine months ended May 31, 1998, include the operations of the Company's wholly-owned subsidiary, NTN Interactive Network Inc. ("NTNIN") and NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic"). On September 10, 1997, NTNIN acquired, effective September 1, 1997, 51% of the outstanding stock of Interlynx Multimedia, Inc. ("Interlynx").

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

            Interlynx is involved in designing and developing educational and corporate multimedia and web-based training programs, programming for CD-ROMs and Web Sites, and animation and 3-D rendering. It conducts its operations directly and through its 60% ownership of the outstanding shares of Interlynx International, Inc., which is the marketing and sales arm of Interlynx responsible for the international distribution of all CD-ROM products, licensing and partnerships in other countries.

            The acquisition of Interlynx was accounted for as a purchase in fiscal 1998. Accordingly, the Company's results of operations for the quarter and nine months ended

May 31, 1998 (the "1998 Third Fiscal Quarter" and the "1998 First Three Fiscal Quarters", respectively) reflect 51% of the operating results of Interlynx, while the Company's results of operations for the quarter and nine months ended May 31, 1997 (the "1997 Third Fiscal Quarter" and the "1997 First Three Fiscal Quarters", respectively) do not reflect 51% of the operating results of Interlynx.

            Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the nine months ended May 31, 1998 and May 31, 1997

                          Interactive TV        Educational and
                           Entertainment    Multimedia Distribution     Total
                           -------------    -----------------------     -----
                                 $                     $                  $
1998
Total revenue                6,135,971             5,007,340         11,143,311
Operating income               596,627               327,057            923,684
Net income                     300,569               193,229            493,798
Total assets                12,241,593             3,415,346         15,656,939
Current liabilities          1,153,928             1,397,118          2,551,046
Total liabilities            2,851,904             2,208,624          5,060,528

1997
Total revenue                5,431,303             1,988,731          7,420,034
Operating income (loss)        633,181               (16,451)           616,730
Net income                     358,731                25,973            384,704
Total assets                11,261,695             2,873,982         14,135,677
Current liabilities          1,103,295             1,851,312          2,954,607
Total liabilities            2,070,795             2,802,744          4,873,539

Note 4. Earnings per share

            In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the nine months ended :

                                                      May 31, 1998  May 31, 1997
                                                      ------------  ------------

Numerator:
 Net income (numerator for basic
 and diluted earnings per share)                       $  493,798    $  384,704
                                                       ==========    ==========

Denominator:
 For basic - weighted
 average number of shares                               2,541,311     2,441,617

Effect of dilutive securities:
 Convertible preferred shares                             197,619       203,571
 Convertible promissory notes                             185,448            --
 Employee stock options                                    23,894        53,547
                                                       ----------    ----------

Denominator for diluted earnings per share -
adjusted  weighted average  number of shares
and assumed conversions                                 2,948,272     2,698,735
                                                       ==========    ==========

Basic earnings per share                               $     0.19    $     0.16
                                                       ==========    ==========

Diluted earnings per share                             $     0.17    $     0.14
                                                       ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars ("Cdn$"). For the convenience of the reader, in this Management's Discussion and Analysis, certain financial amounts are also given in U.S. dollars ("US$"), converted at the Noon Buying Rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified herein. The Noon Buying Rates for May 29, 1998 and May 31, 1997 were Cdn$1.4571 and Cdn$1.3809 per US$1.00, respectively. As the Noon Buying Rate fluctuates daily, financial comparisons between periods expressed in U.S. dollars do not accurately reflect the true difference in the Company's financial position or results of operations between periods. Accordingly, the comparisons between periods presented below, both in dollar amounts and as percentages from prior periods, are expressed in Canadian dollars only.

General

The Company, through its wholly-owned subsidiary, NTNIN, currently provides its products and services through eight business units or subsidiaries. Of these, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group ("Hospitality") and the Corporate Products Group ("Corporate"). Five units, collectively referred to as the "Magic Lantern Group", are (i) NTNIN's wholly-owned subsidiary Magic, which is involved in the marketing and distribution of educational video and media resources, (ii) Magic's wholly-owned subsidiary Custom Video, which is involved in the manufacturing of videotape copies, (iii) Custom Video's wholly-owned subsidiary BCLC, which is involved in the marketing and fulfilment services of educational video titles, (iv) Magic's 75% owned subsidiary Sonoptic, which is involved in the conversion of analog video to digital video formats, and (v) Magic's 50% owned joint venture Viewer Services, which is involved in the inbound telemarketing and fulfilment services for television broadcasters and others. The eighth unit is Interlynx, which is involved in designing and developing educational and corporate multimedia and web-based training programs, programming for CD-ROMs and Web Sites and animation, and 3-D rendering.

Highlights of the Three Months Ended May 31, 1998

During the 1998 Third Fiscal Quarter, the Hospitality Group entered into an agreement with Budweiser for advertising and the sponsorship of our QB1 (NFL) game for the upcoming season. The Corporate Products Group successfully fulfilled two contracts with Air Canada, for the Air Canada Challenge and In-flight Training. It was the Company's fourth year working on the Air Canada Challenge. The in-flight service entailed an entertaining, interactive session that reinforced the importance of key product and operational issues to Air Canada personnel. Lastly, Interlynx entered into an agreement with the Canadian Imperial Bank of Commerce ("CIBC") to provide web-based training for staff involved with the bank's Management, Accounting, and Reporting (MAR) project. Interlynx is also developing the Finance web site for the CIBC Intranet, as well as an online interactive learning program accessed through any web browser.

Results of Operations for the Three Months ended May 31, 1998

The Company's total revenues for the 1998 Third Fiscal Quarter were Cdn$3,651,725 (US$2,506,159), compared to Cdn$2,557,706 (US$1,852,202) for the
1997 Third Fiscal Quarter, an increase of Cdn$1,094,019 or 42.8%. Total revenues, excluding Interlynx, for the 1998 Third Fiscal Quarter were Cdn$3,359,562 (US$2,305,650), compared to Cdn$2,557,706 (US$1,852,202) for the
1997 Third Fiscal Quarter, an increase of Cdn$801,856 or 31.4%. This increase was attributed to all of the following: an increase in video and software sales, resulting from a greater emphasis on marketing and additional sales from the newly acquired business assets of Image Media Ltd. and 802117 Ontario Inc. ("Image Media"), acquired August 31, 1997; increased revenue in Hospitality from program content, maintenance services and equipment rental, all of which are attributable to there being an average of 535 Hospitality locations outstanding during the 1998 Third Fiscal Quarter as compared to an average of 514 Hospitality locations outstanding during the 1997 Third Fiscal Quarter; and increased revenues in ad sponsorship in Hospitality over the same period last year.

Total cost of sales for the 1998 Third Fiscal Quarter was Cdn$1,441,730 (US$989,452), compared to Cdn$849,820 (US$615,410) for the 1997 Third Fiscal Quarter, an increase of Cdn$591,910 or 69.7%. Total cost of sales excluding costs incurred by Interlynx for the 1998 Third Fiscal Quarter was Cdn$1,309,264 (US$898,541), compared to Cdn$849,820 (US$615,410) for the 1997 Third Fiscal Quarter, an increase of Cdn$459,444 or 54.1%. This increase was the result of: increased maintenance costs and commissions, both of which are directly attributable to the increase in the average number of Hospitality locations outstanding in the 1998 Third Fiscal Quarter over the number of Hospitality locations outstanding during the comparable prior period as discussed above; and increased video, dubbing and software costs resulting from the requirements of operating the business assets of Image Media acquired August 31, 1997.

Total selling, general and administrative expenses for the 1998 Third Fiscal Quarter were Cdn$1,615,324 (US$1,108,588), compared to Cdn$1,386,829
(US$1,004,294) for the 1997 Third Fiscal Quarter, an increase of Cdn$228,495 or 16.5%. Total selling, general and administrative expenses excluding those incurred by Interlynx, for the 1998 Third Fiscal Quarter were Cdn$1,585,577 (US$1,088,173), compared to Cdn$1,386,829 (US$1,004,294) for the 1997 Third
Fiscal Quarter, an increase of Cdn$198,748 or 14.3%. This increase was the result of: increased advertising and promotion expenses resulting mainly from the increased promotion of our QB1 game in Hospitality, and additional marketing in the area of video, software and dubbing sales; additional expenses resulting from the requirements of operating the business assets of Image Media acquired August 31, 1997; increased travel expenses, due to the increase in the number of corporate events being hosted abroad and the travel costs of additional area representatives hired to provide both customer service and training to both new and existing locations; and the increase in freight charges, which is commensurate with the increase in advertising and promotion and the increase in volume of both equipment, being shipped to corporate events and rental locations, and videos and software being shipped to customers. As a percentage of the Company's total revenues, excluding those derived by Interlynx, such expenses decreased to 47.2% for the 1998 Third Fiscal Quarter from 54.2% for the 1997 Third Fiscal Quarter.

Total depreciation and amortization expenses for the 1998 Third Fiscal Quarter were Cdn$297,535 (US$204,197), compared to Cdn$220,101 (US$159,390) for the 1997
Third Fiscal Quarter, an increase of Cdn$77,434 or 35.2%. This increase was the result of additional depreciation on fixed assets added in 1998 and the amortization of goodwill arising from the Interlynx purchase. As a percentage of the Company's total revenues, excluding those derived by Interlynx, such expenses increased to 8.9% for the 1998 Third Fiscal Quarter from 8.6% for the 1997 Third Fiscal Quarter.

The provision for income taxes for the 1998 Third Fiscal Quarter was Cdn$57,543 (US$39,491), compared to Cdn$17,542 (US$12,703) for the 1997 Third Fiscal Quarter, an increase of Cdn$40,001 or 228.0%. As a percentage of the Company's income before income taxes and minority interest, the provision decreased to 24.4% for the 1998 Third Fiscal Quarter from 28.0% for the 1997 Third Fiscal Quarter. This decrease was the result of income from Interlynx being sheltered from income tax due to tax losses it incurred in previous years, as provided for under Canadian Tax Law.

As a result of all the above, net income for the 1998 Third Fiscal Quarter was Cdn$144,807 (US$99,380), compared to Cdn$59,739 (US$43,261) for the 1997 Third
Fiscal Quarter, an increase of Cdn$85,068 or 142.4%.

Results of Operations for the Nine Months Ended May 31, 1998

The Company's total revenues for the 1998 First Three Fiscal Quarters were Cdn$11,143,311 (US$7,647,595), compared to Cdn$7,420,034 (US$5,373,332) for the
1997 First Three Fiscal Quarters, an increase of Cdn$3,723,277 or 50.2%. Total revenues, excluding Interlynx, for the 1998 First Three Fiscal Quarters were Cdn$10,043,408 (US$6,892,738), compared to Cdn$7,420,034 (US$5,373,332) for the
1997 First Three Fiscal Quarters, an increase of Cdn$2,623,374 or 35.4%. This increase was the result of: an increase in video and software sales, resulting from a greater emphasis on marketing and additional sales from the newly acquired business assets of Image Media acquired August 31, 1997; increased revenue in Hospitality from program content, maintenance services and equipment rental, all of which were attributable to there being an average of 535 Hospitality locations outstanding during the 1998 First Three Fiscal Quarters as compared to an average of 514 Hospitality locations outstanding during the 1997 First Three Fiscal Quarters; increased revenues in event programming in Corporate resulting from an increased number of events in the 1998 First Three Fiscal Quarters as compared to the number of events in the 1997 First Three Fiscal Quarters; and increased revenues from ad sponsorship in Hospitality over the same period last year.

Total cost of sales for the 1998 First Three Fiscal Quarters was Cdn$4,317,277 (US$2,962,924), compared to Cdn$2,266,251 (US$1,641,141) for the 1997 First
Three Fiscal Quarters, an increase of Cdn$2,051,026 or 90.5%. Total cost of sales excluding costs incurred by Interlynx for the 1998 First Three Fiscal Quarters was Cdn$3,835,764 (US$2,632,464), compared to Cdn$2,266,251
(US$1,641,141) for the 1997 First Three Fiscal Quarters, an increase of Cdn$1,569,513 or 69.3%. This increase was the result of: increased maintenance costs and commissions, both of which are directly attributable to the increase in average number of Hospitality locations outstanding in the 1998 First Three Fiscal Quarters from the average number of Hospitality locations outstanding during the comparable prior period, as discussed above; and an increase in video and software costs, directly related to the additional video and software sales as discussed above, and additional costs resulting from the requirements of operating the business assets of Image Media.

Total selling, general and administrative expenses for the 1998 First Three Fiscal Quarters were Cdn$4,892,284 (US$3,357,549), compared to Cdn$3,823,970 (US$2,769,187) for the 1997 First Three Fiscal Quarters, an increase of Cdn$1,068,314 or 27.9%. Total selling, general and administrative expenses, excluding those incurred by Interlynx for the 1998 First Three Fiscal Quarters, were Cdn$4,675,562 (US$3,208,813), compared to Cdn$3,823,970 (US$2,769,187) for the 1997 First Three Fiscal Quarters, an increase of Cdn$851,592 or 22.3%. This increase was the result of: increased advertising and promotion expenses resulting mainly from the increased promotion of our QB1 game in Hospitality in the 1998 First Three Fiscal Quarters and additional marketing in the area of video, software and dubbing sales; increased travel expenses, due to the increase in the number of corporate events being hosted abroad and the travel costs of additional area representatives hired to provide both customer service and training to both new and existing locations; and the increase in freight charges, which is commensurate with the increase in advertising and promotion and the increase in volume of both equipment, being shipped to corporate events and rental locations, and videos and software being shipped to customers. As a percentage of the Company's total revenues, excluding revenues derived by Interlynx, such expenses decreased to 46.6% for the 1998 First Three Fiscal Quarters from 51.5% for the 1997 First Three Fiscal Quarters.

Total depreciation and amortization expenses for the 1998 First Three Fiscal Quarters were Cdn$884,345 (US$606,921), compared to Cdn$581,431 (US$421,052) for the 1997 First Three Fiscal Quarters, an increase of Cdn$302,914 or 52.1%. This increase was primarily the result of: additional depreciation on fixed assets added in the 1998 First Three Fiscal Quarters; a full nine months of amortization on goodwill resulting from the Magic purchase, as compared to the eight months of amortization on the said goodwill expensed in the 1997 First Three Fiscal Quarters; and the amortization of goodwill arising from the Interlynx purchase. As a percentage of the Company's total revenues, excluding those derived by Interlynx, such expenses increased to 8.8% for the 1998 First Three Fiscal Quarters from 7.8% for the 1997 First Three Fiscal Quarters.

The provision for income taxes for the 1998 First Three Fiscal Quarters was Cdn$296,058 (US$203,183), compared to Cdn$274,450 (US$198,747) for the 1997
First Three Fiscal Quarters, an increase of Cdn$21,608 or 7.9%. As a percentage of the Company's income before income taxes and minority interest, the provision decreased to 32.1% for the 1998 First Three Fiscal Quarters from 44.5% for the 1997 First Three Fiscal Quarters. This decrease was the result of income from Interlynx being sheltered from income tax due to tax losses it incurred in previous years, as provided for under Canadian Tax Law.

As a result of all of the above, net income for the 1998 First Three Fiscal Quarters was Cdn$493,798 (US$338,891), compared to Cdn$384,704 (US$278,589) for the 1997 First Three Fiscal Quarters, an increase of Cdn$109,094 or 28.4%.

Liquidity and Capital Resources

At May 31, 1998, the Company had working capital of Cdn$4,085,816
(US$2,804,074), an increase of Cdn$585,954 from working capital of Cdn$3,499,862 (US$2,520,606) at August

31, 1997. This increase was primarily due to the retirement of short-term debt through long-term financing and the payment of a current note payable with the issuance of common shares.

For the 1998 First Three Fiscal Quarters, the Company had a net decrease in cash flow of Cdn$1,539,787 (US$1,056,748), compared to a net increase of Cdn$877,950 (US$635,781) in the 1997 First Three Fiscal Quarters.

Cash used in operating activities for the 1998 First Three Fiscal Quarters was Cdn$445,972 (US$306,068), a decrease of Cdn$2,879,296 from cash provided by operating activities in the 1997 First Three Fiscal Quarters. The major factors that contributed to this decrease were the increase in short-term investments of Cdn$1,721,813 over the same figure for the 1997 First Three Fiscal Quarters and the increase in accounts receivable of Cdn$887,779, due to the 50.2 % increase in revenues over the levels of revenue experienced in the same prior period.

Cash used in investing activities in the 1998 First Three Fiscal Quarters was Cdn$1,635,311 (US$1,122,305), an increase of Cdn$476,605 from cash used in investing activities in the 1997 First Three Fiscal Quarters. Cash used in investing activities in the 1998 First Three Fiscal Quarters was for the purchase of property and equipment and the investment in Interlynx. Cash was used in the comparable prior period for the purchase of property and equipment and the acquisition of Magic.

Cash provided by financing activities in the 1998 First Three Fiscal Quarters was Cdn$541,496 (US$371,626), an increase of Cdn$938,164 from the cash used in financing activities in the 1997 First Three Fiscal Quarters. Cash provided by financing activities in the 1998 First Three Fiscal Quarters was through the issuance of common shares and the acquisition of an operating loan from the Royal Bank of Canada. The loan was used to retire short-term debt and finance the purchase of long-term assets. Cash used in financing activities for the 1997 First Three Fiscal Quarters was used to reduce debt in the Magic Lantern Group.

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

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the six months ended May 31, 1998 and May 31, 1997, and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1998 Fiscal Year.

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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            At a meeting of its Board of Directors on July 10, 1998, the Board determined that it is in the best interest of the Company to offer the holders of options, pursuant to the Company's Long Term Incentive Plan, to reduce the exercise price of outstanding options to $3.00 per share if the option holders agree not to exercise such options for at least six months. The Board based its determination on the belief that the performance of the Company has not been reflected in the price of the Company's stock and that, in view of the higher exercise price of the Company's outstanding options, employees did not receive, and could not receive in the foreseeable future, the anticipated benefit of their ownership of options. Employees will be given the option of keeping their existing options' exercise prices in lieu of agreeing not to exercise such options for six months.

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


                                             NETWORKS NORTH INC.



Dated: July 14, 1998               By: /s/ Peter Rona
                                       -------------------------------------
                                       Peter Rona,
                                       President and Principal Financial Officer
                                              (Duly Authorized Officer)

                             NETWORKS NORTH INC.
                     (FORMERLY KNOWN AS NTN CANADA, INC.)
                                  FORM 10-Q
                                 MAY 31, 1998

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