Form 10-K
period 1998-08-31
NETWORKS NORTH INC
filed 1998-11-30
CIK 797313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                      For the fiscal year ended: August 31, 1998

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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value (i.e., last price) of voting stock held by
non-affiliates of the Registrant, as of November 25, 1998           US$3,350,866

      Indicate the number of shares outstanding of each of the Registrant's
classes of common stock, as of November 25, 1998      2,625,170 shares of common
stock, par value US$.0467 per share

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

                                 EXCHANGE RATES

      The currency amounts in this Annual Report on Form 10-K, including the financial statements, are, unless otherwise indicated, expressed in Canadian dollars ("Cdn$"). This Form 10-K contains translations of certain amounts in Canadian dollars into United States dollars ("US$") based upon the exchange rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified. For such purposes, the exchange rate means the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that Canadian dollars could be converted into U.S. dollars at the rate indicated or at any other rate. The Noon Buying Rate at the end of each of the five years ended August 31, 1998, the average of the Noon Buying Rates on the last day of each month during each of such fiscal years and the high and low Noon Buying Rate for each of such fiscal years were as follows:

                                                   August 31,
                           ----------------------------------------------------------
                              1998        1997        1996         1995       1994
                              ----        ----        ----         ----       ----
At end of period.........  Cdn$1.5722  Cdn$1.3885  Cdn$1.3685  Cdn$1.3432  Cdn$1.3712
Average for period.......      1.4390      1.3676      1.3634      1.3742      1.3573
High for period..........      1.5770      1.3942      1.3815      1.4193      1.3890
Low for period...........      1.4100      1.3381      1.3401      1.3410      1.3095

            On November 19, 1998 the Noon Buying Rate was Cdn$1.5500.

Item 1. Business.

Formation

      Networks North Inc. (the "Company") was originally incorporated under the laws of the State of New York on May 12, 1986 under the name Triosearch Inc. On June 9, 1988, Triosearch changed its name to NTN Canada, Inc. NTN Canada, Inc. changed its name on March 16, 1998 to Networks North Inc. The Company presently conducts its operations through a wholly-owned subsidiary, NTN Interactive Network Inc. ("NTNIN"), which is the principal operating company of the entity. On October 4, 1994, NetStar Enterprises Inc. ("NetStar") (successor in interest to Labatt Communications Inc.), an integrated broadcasting and communications enterprise, acquired approximately 35% of the Company's outstanding common stock for Cdn$4,252,500

(US$3,150,000 on October 4, 1994).

      On October 2, 1996, NTNIN acquired, effective October 1, 1996, all of the outstanding stock of Magic Lantern Communications Ltd. ("Magic"). Magic conducts its operations directly and through its wholly-owned subsidiaries, 745695 Ontario Ltd. ("Custom Video") and B.C. Learning Connection ("BCLC"), its 75% ownership of the outstanding stock of Sonoptic Technologies Inc. ("Sonoptic"), and its 50% ownership of the outstanding stock of 1113659 Ontario Ltd. ("Viewer Services"), a joint venture operated with International Tele-Film Enterprises Ltd. (Magic, Custom Video, BCLC, Sonoptic and Viewer Services are referred to as the "Magic Lantern Group").

      On September 10, 1997 and effective September 1, 1997, NTNIN acquired 51% of the outstanding stock of Interlynx Multimedia Inc. ("Interlynx"). Interlynx conducts its operations directly and through its 60% ownership of Interlynx International Inc. The acquisition was paid for with a combination of cash and issuance of shares, and was accounted for as a purchase in fiscal 1998.

      On April 20, 1998, the Company established and incorporated, under the Canada Business Corporations Act, 3484751 Canada Inc. This corporation is wholly-owned by the Company, and was established for the sole purpose of owning and holding a property on behalf of the Company. On April 27, 1998, 3484751 Canada Inc. purchased this said property located at 10 Meteor Drive in Etobicoke, Ontario, Canada ("10 Meteor Drive property"). The building was purchased with the intention that the Magic Lantern Group would occupy the premises. The Magic Lantern Group subsequently moved to the new premises in July 1998.

Financial Information About Industry Segments

      Reference is hereby made to the Business Sector Data for the years ended August 31 1998, 1997 and 1996 in Exhibit 23 below.

General Description of Business

      The Company, through NTNIN, currently provides its products and services through eight business units or subsidiaries. Of these eight, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group and the Corporate Events/Home Market Group. Five units, collectively referred to as the "Magic Lantern Group," are
(i) NTNIN's wholly-owned subsidiary Magic, which is involved in the marketing and distribution of educational video and media resources and software, (ii) Magic's wholly-owned subsidiary Custom Video, which is involved in the manufacturing of videotape copies, (iii) Custom Video's wholly-owned subsidiary BCLC, which is involved in the marketing and fulfilment services of educational video titles, (iv) Magic's 75%-owned subsidiary Sonoptic, which is involved in the conversion of analog video to digital video formats, and (v) Magic's 50%-owned subsidiary Viewer Services, which is involved in the inbound telemarketing and fulfilment services for television broadcasters and others. The eighth unit, Interlynx, designs and develops educational and corporate multimedia, web-based training programs, CD-ROMs and Web-Sites.

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

      The Network is designed to capitalize on the growing trend for more leisure activities through two-way interactive television ("IATV") communications. Programming can be offered 24 hours a day and consists of two-way interactive games. The Network features a wide variety of sports and game programs permitting viewer interaction and participation for 16 hours each day. It is currently available to over 3,100 subscriber sites across North America which are primarily hotels, restaurants, taverns, colleges, military bases and other group viewing locations. Over 500 Group Subscribers are located in Canada. Designed to be hardware independent, the Network can be transmitted through a variety of techniques: direct satellite, cable, gateway service, FM sideband, Internet, TV vertical blanking interval, and telephone.

      The Company's revenues have traditionally been primarily derived from the delivery of Network programming to customer sites, typically by satellite ("program content services"), the rental and sale of equipment used in the reception of broadcast services and on-subscriber-site interactive participation in broadcasts over the Network, maintenance services, and event programming for corporate clients. Revenue from program content services was Cdn$4,134,839 (US$2,629,970) for the Company's fiscal year ended August 31, 1998 (the "1998 Fiscal Year").

      Over the past three years, revenue from equipment sales has gradually decreased, while revenue from equipment rental has risen. These changes reflect the success of the system rental program introduced over three years ago. Revenue from equipment sales was Cdn$55,151 (US$35,079), while revenue from equipment rental was Cdn$1,710,451 (US$1,087,935) for the 1998 Fiscal Year.

      Revenues from maintenance services grows in proportion to the number of Hospitality Network customers, which pay a monthly fee based on the size of their system. These revenues were Cdn$827,448 (US$526,299) for the 1998 Fiscal Year.

      The Corporate Events/Home Market Group is engaged in developing and delivering interactive programs for corporate clients for use at sales and training meetings, trade shows, and special events. Revenues from the Corporate Events/Home Market Group's activities for the 1998 Fiscal Year were Cdn$602,571 (US$383,266).

      The Magic Lantern Group is involved in marketing and distributing Educational video and media resources and software, the manufacturing of videotape copies, the marketing and fulfilment services of educational video titles, the conversion of analog video to digital video formats and the inbound telemarketing and fulfilment services for television broadcasters and others. Revenues from the Magic Lantern Group for the 1998 Fiscal Year were Cdn$5,054,376 (US$3,214,843).

      Revenues from Interlynx for the 1998 Fiscal Year were Cdn$1,367,430 (US$869,756).

      The expanding revenue base from Hospitality system clients and the increase in video and software sales in the 1998 Fiscal Year were the major contributors to net profit of Cdn$618,065 (US$393,121).

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

      The Corporate Events/Home Market Group has continued business development and liaison activities which are expected to lead to the development, marketing, and delivery of interactive programs delivered to the home consumer market via third-party providers, through the Internet and distribution systems being developed by telephone and cable companies in Canada.

The NTN Entertainment Network

      The products of Communications include hardware and software which enables groups of people to interact with programming delivered to television monitors. More than 3,100 restaurants, lounges, hotels, and other hospitality sites across North America have installed systems capable of receiving Network broadcasts ("Subscriber Systems"). The Subscriber Systems receive satellite broadcasts containing the Network interactive programs, such that thousands of patrons at Subscriber locations can interact with the same programs simultaneously. NTNIN markets the Network throughout Canada to the hospitality industry, installs the systems, and provides technical and marketing support to Network sites.

      The Network is owned and operated by Communications, a company based in Carlsbad, California. The Network uses existing technology to broadcast two-way interactive live events to Subscriber locations. The Network provides digital data broadcast transmissions, which enable equipment and software at Subscriber locations to display text and graphics programming and to interpret responses from Network viewers. All programming is produced at and transmitted from the NTN Broadcast Center in Carlsbad.

      Each Subscriber receives a Subscriber System which includes a satellite dish antenna, a signal decoder, a personal computer with fully integrated proprietary software, a base station, and multiple hand-held wireless response units ("Playmakers") used by customers for interactive play.

      The computer in each Subscriber System controls the TV monitor display based upon instructions delivered to it over the Network. Viewer responses entered on the Playmakers are ordinarily processed and displayed within the Subscriber System without any need for communication to the Broadcast Center. The Subscriber System can communicate with the Broadcast Center, however, via modem when appropriate commands are sent over the Network.

      In addition to tabulating local Playmaker responses and communicating with the Broadcast Center, the Subscriber System computer can generate local text inserts at the direction of the Subscriber, and can call up computer generated color graphics displays for various purposes, including advertisements sold for broadcast on the Network, all as directed by the Broadcast Center.

Network Programming

      The two-way interactive programming currently featured over the Network includes a variety of interactive sports and trivia games. The broadcast schedule includes between 14 and 17 hours of interactive programs per day. All present Network programming is structured to provide time for national, regional and local advertisements, as well as for local inserts, which permit each Subscriber to display announcements of promotional prices or other events at its business location. Communications holds licenses with major sports leagues, which enable it to produce and deliver interactive games played in conjunction with live broadcasts of sporting events. Licenses are in place with the National Football League and Major League Baseball. The Company has license agreements in place with the Canadian Olympic Association, the Toronto Blue Jays Baseball Club and the Hockey Hall of Fame.

      NTN Play-Along Games are played in conjunction with live, televised events. The best established of these is QB1, a game of football strategy which attracts over 30,000 participants each week across the Network. QB1 is designed to be played simultaneously with the broadcast of a live football game. In a typical Subscriber environment, QB1 players watch the televised football game and attempt to call the offensive play about to be played on the field. A QB1 player may enter his or her play selection from among 20 possible plays at any time up until the snap of the ball by pushing the appropriate keys on his or her Playmaker.

      As play unfolds on the field, a description of the play that actually takes place is transmitted by the Broadcast Center. The computer in the Subscriber System receives this information and compares it with the QB1 players' selections. Within seconds, it assigns a point value to each player's selection depending on the accuracy of the player's prediction. A dedicated local television monitor then displays that score, together with the names and rankings of the other QB1 players at the Subscriber location. The scores and rankings are updated after each play.

      NTN Premium Trivia Games are promotion-oriented weekly game shows that usually require an hour of participation. Prizes are awarded to the top finishers. Games include the following:

            Showdown is designed for competition among all participating Subscriber locations for major prizes. Not only do players compete among themselves at each location, but the comparative scores of different locations are also displayed to enhance competition. Showdown is broadcast one night each week, 52 weeks a year. Each hour-long show includes five separate competitive segments.

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

            Trivial Pursuit Interactive, scheduled on Wednesday evenings, is the interactive television version of the popular trivia board game.

            Sports IQ is a weekly sports trivia game featured on Monday evenings.

      Half-hour interactive trivia games comprise the majority of the Network's programming. Countdown and Wipeout are designed for fast competitive play among participants at each Subscriber location. The Network broadcasts Countdown and Wipeout daily in half-hour segments. To play the game, players must answer a series of questions using the Playmaker. The faster the questions are answered correctly, the more points the player receives. After each question, the correct answer is displayed on the monitors, together with each player's answer and total score. In addition, the players' rankings are displayed. Each half-hour segment is separate, so that the display of scores and names is reset before the next segment begins. Other Network trivia games include:

            Hockey Hall of Fame Trivia is a specialty sports trivia program developed by the Company for exclusive distribution in Canada. Similarly, Players Raceworld Trivia and 20th Anniversary Toronto Blue Jays Trivia were developed by the Company in conjunction with the Players Racing Team and the Toronto Blue Jays Baseball Club, respectively. These specialty sports trivia games are sponsored and distributed exclusively on the Canadian portion of the Network.

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

Hospitality Market

      The Hospitality market remained the Company's largest traditional core business in the 1998 Fiscal Year. The Company positions the Network to prospects and clients as a means of attracting patrons (to play the games), retaining their patronage (as they return to play again), and increasing the length of time patrons stay in their establishment. As the number of repeat customers and their length of stay increases, the hospitality establishment has an increased opportunity to sell additional food and beverage.

      The Hospitality Group sales force targets the most potent Hospitality outlets in Canada, including a number of chain accounts. Attractive rental packages are in place to support the Company's sales efforts. The Company promotes the Network as one of the best and technically advanced forms of on-premises advertising to this market, offering long term repetitive exposure to a captive, attentive, and enthusiastic audience. Some of the organizations advertising exclusively on the Canadian portion of the Network include Budweiser, Players, Headline Sports, Brita, General Motors, Sony Music, Castrol Oil and others.

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

      The Network programming includes advertising, promotional spots (promoting Network competitions and special events), and public service announcements. Ten minutes each hour are available for advertising and promotional spots. Each of the spots are designed to be fifteen seconds in length for a total of 40 spots per hour. Communications, at the direction of the Company, can insert advertising messages into its Network programming for any number or combination of Canadian Subscriber locations. In addition, messages can be broadcast over the entire Network, or custom-tailored for any specific location, or for Canada only.

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

      Advertising and sponsorship revenues for the 1998 Fiscal Year were Cdn$442,424 (US$281,404). Canadian Network sponsors also contributed prizes for Network game winners, with a total retail value in excess of Cdn$150,000 (US$95,408).

Corporate Market

The Corporate Events/Home Market Group continues to market, develop, and deliver a variety of corporate training, testing, and entertainment programs to a blue chip clientele across Canada and abroad. The Company promotes its products and services to this market through a direct sales staff, as well as through event agencies whose sales forces sell NTNIN's services as part of their full service offering. These agencies generated more than 400 events at sales meetings, and conferences through the 1998 Fiscal Year. Agents, which sell or resell these services, do not operate under contract to the Company or NTNIN, and they are compensated by marking up the NTNIN services to their end-clients. None of these firms have "exclusive" arrangements with the Company or NTNIN.

The marketing focus continues to be to attract more extended and repeat corporate events. The Corporate Events product targets the tourism, pharmaceutical, automotive, financial and insurance industries. These industries have diversified workforces spread throughout the country, requiring effective and compelling communications tools, which Management believes the Company provides.

The Group also continues to target human resource departments of large corporations with the NTNIN Learning Centre product. This product enables corporate trainers to develop interactive programs and operate the interactive systems on their own. A yearly license fee is charged to such clients and is set at an affordable rate to attract volume sales.

The Company has permanent systems installed at several high profile venues, including the Hockey Hall of Fame in Toronto, GM Place in Vancouver, and the Manitoba Children's Museum. These popular installations support the Company's efforts to put its systems and programs into interesting, involving and profitable use in a variety of Corporate and Retail venues.

Home Market

Corporate Events/Home Market Group has begun marketing its consumer products, similar to those offered on the Network, to the home consumer market via the Internet and enhanced distribution systems being launched and tested by telephone companies, and cable system operators. The home market programs are intended to provide simultaneous multi-player interactive games through home computers and televisions with access to third party services such as gateway services, corporate and commercial WWW sites and interactive cable systems.

The Company has existing contracts with a number of distribution companies, including Bell Canada, NBTel, and AOL Canada. These agreements contract the Company to provide its interactive entertainment products on both broadband and dial-up delivery nodes. Bell Canada's trials are in London, Ontario with a broadband delivery product called TotalVision. These London Trials have been cancelled effective December 31, 1998. New trials include the Central Capital Region project in Ottawa, Ontario starting in early 1999. The Company is also providing interactive game content for NBTel's broadband internet services, called VIBE. The existing contract with AOL Canada allows the over 13 million AOL members access to interactive simultaneous trivia and other games.

Communicatons has considerable experience in providing interactive entertainment programming to the home market through its affiliation with GTE Mainstreet, America OnLine, Compuserve and others. Communication's sizable catalogue of interactive games, exclusive licenses for the delivery of all major league interactive sports, its over twelve years of continuous development, programming, content creation and broadcasting of IATV programs, leads the Company to believe that, both Communications and the Company are well positioned for the future in this market.

Sales and Marketing

      The marketing of the Network in Canada is conducted by the Company's direct sales force and through a regional sublicensee. This sublicensee, in turn, is expected to market the system to end-users, primarily Subscribers.

      A sublicense agreement exists for the Province of British Columbia. The sublicensee receives a commission based solely upon its ability to market the Network within its exclusive territory. During the year ended August 31, 1998, commissions of Cdn$204,502 (US$130,074) were paid to the British Columbia sublicensee.

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

Education

Communications has been active for several years in bringing interactive systems and services to the education field. Through its subsidiary, LearnStar Corp., Communications developed LearnStar, a system and curriculum software for distance learning and in-class use.

Communications sold its interest in Learnstar Corp. during 1998, to a third party that continues to operate the company. The LearnStar product was introduced to the US Education Market in early 1995 and has been licensed to approximately 400 schools to date.

The LearnStar product is targeted at schools and teachers who are seeking an educational tool to increase student interest in learning via interactive competitions in the classroom. The System enables a school to evaluate the academic proficiency of the students, while creating an enjoyable environment in which students seem more apt to participate. Using similar technology to that used by the Network, the LearnStar interactive learning system can conduct academic competitions, collect data for surveys, provide local, regional and national testing capabilities, as well as the ability to conduct teacher training on new curriculum guidelines. LearnStar can be utilized within a single classroom, at one distinct site, or at multiple schools throughout the country, all with instantaneous feedback.

The Company has continued to investigate market opportunities for LearnStar in Canada. Management believes the education market could become a growth area for the Company in the coming years. The LearnStar product has been introduced into the private sector with the proposal that corporations underwrite the cost of LearnStar into Canadian Schools. This approach has been met favourably and the various schools and schools boards seem accepting of such a proposal. The Company has the exclusive license to market the LearnStar product in Canada.

Dependency Upon NTN Communications, Inc.

      All programming for the Network is furnished by Communications and is supplied through independent transmission companies. In addition, Communications is the Company's sole supplier of selected components of Network subscriber systems including Playmakers. The Company has no equity interest in Communications and the long-term viability of the Company's Network business is dependent upon the continued availability of program content services originating at Communications' Broadcast Center. If Communications ceases operations or terminates program content services, the Company believes, but cannot assure, that services of the nature, quantity, and quality currently provided by Communications would become available from others. Any interruption in program content services would result in an interruption in those services normally delivered to Subscribers. Other Company services would continue, including the availability of interactive programs and games. The Company has not formulated plans for action which would be taken should Communications cease operations or alter the availability or terms of continued availability of program content services.

      Accordingly, the Company is substantially dependent upon the continued existence of Communications. Based upon its Annual Report on Form 10-K for its fiscal year ended December 31, 1997, Communications reported net losses of approximately US$12,457,000, US$22,952,000 and US$3,948,000 for the years ended December 31, 1997, 1996 and 1995, respectively. According to its latest Quarterly Report on Form 10-Q, Communications reported a net income of approximately US$409,000 for the nine months ended September 30, 1998, and shareholders' equity of US$10,535,000 and working capital of US$3,089,000 at September 30,

1998.

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

      Custom Video provides video dubbing and conversion services, primarily in the Southern Ontario market. Dozens of competitors exist in this area, and Custom Video's market share is unknown. Approximately 45-50% of Custom Video's current business is from Magic and its subsidiary, BCLC. The remainder is from a growing number of repeat commercial clients which rely on Custom Video to provide timely delivery of quality duplications at competitive prices. In the past twelve months, Custom Video has upgraded and increased its capacity in order to ensure it satisfies the steady increase in demand for its services.

      B.C. Learning Connection has traditionally operated under an exclusive arrangement with the British Columbia Ministry of Education to provide marketing and fulfilment services for educational videos in the B.C. school system. The Company has renewed its contract with the B.C. Government for a further three years, with automatic renewal provisions.

      Sonoptic Technologies Inc., located in Saint John, New Brunswick, operates a digital video facility which converts analog video to digital video formats suitable for distribution through the Internet, as well as through broadband distribution networks being established by telephone and cable companies in Canada and elsewhere. This is a relatively new type of business and, while there are numerous "low-end" service providers entering the market in North America, there are no clear leaders or dominant players which have emerged. Sonoptic has been granted preferential supplier status by NBTel, the provincial telephone company in New Brunswick, for the conversion of video materials which will be delivered on its broadband network, now being introduced in the province. Sonoptic is also positioning itself as the premier source for digital video consulting and conversion services within the key markets which are expected to emerge in the next two to three years. Digital video consulting now represents 60% of Sonoptic's revenues.

      Viewer Services, a joint venture company 50% owned by Magic, was created to assume the inbound telemarketing and product fulfilment business required by Canadian broadcasters. Viewer Services began operations in November 1996 and focuses on assuming and building the fulfilment services associated with program and merchandise offerings by Canadian broadcasters. It has expanded its base of broadcast clients and now provides services for TV Ontario, VISION TV, the Knowledge Network and History Television. In either of these regards, it has no direct competition.

Interlynx Multimedia Inc.

Interlynx designs and develops educational and corporate multimedia, web-based training programs, CD-ROMs and web sites. It has also recently developed PROFIS, advanced web-based training software that runs on NT servers. Their sales are targeted for both local and international markets. Its core competencies include the production and editing of digital sound and video, computer graphics, illustration and design, and programming in Visual C++, Java, HTML, ASP, and Visual Basic running on MS-DOS, Windows 3.1, 95/98 and NT, and Unix platforms. Interlynx projects are managed using a small team approach, each with a producer/team leader, a technical lead and a creative lead as a minimum.

Interlynx has created over 15 original educational CD-ROMs (which are now in 12 languages) and has produced a number of large scale corporate web sites. It was founded in 1993 by two university educators, each with over twenty years of post-secondary teaching experience. Drs. Gary Woodill and Karen Anderson continue to lead the company and provide their expertise and experience in instructional design, and work with a talented group of younger staff on all Interlynx projects.

Interlynx also owns 60% of the outstanding stock of Interlynx International Inc., the marketing and sales arm of Interlynx responsible for the international brokering of CD-ROM products from developers around the world.

Employees

      The Company has 101 employees in the 8 subsidiaries, consisting of 11 executives, 20 salespersons, 31 persons involved in technical and warehouse services, 8 involved in graphic development, 13 clerical staff, 7 in marketing and 11 individuals involved in finance and administration. Employee relationships are solid and the Company believes its staff to be adequate for its anticipated needs.

Item 2. Properties.

      In November 1994, the Company acquired an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Etobicoke, Ontario, Canada, on which a 12,500 square foot free-standing, one story building was previously erected ("Etobicoke property"). The Company and Interlynx presently both utilize this building as their principal place of business. The Company owns the Etobicoke property and building free of any liens, the purchase mortgage for the property having been paid in full and satisfied on October 2, 1995.

      Magic owns three office units, comprising an aggregate 8,000 square feet of office space, in a building located in Oakville, Ontario, Canada ("Oakville property"). It intends to rent out these premises in Fiscal 1999. The Oakville property has been re-financed through a Credit Facility Agreement, with the Royal Bank of Canada, which is discussed below. Magic and its subsidiaries also lease additional properties as follows:

                                                                    Lease
                                                                  Expiration
        Location                     Purpose         Square Feet     Date          Annual Rent
        --------                     -------         -----------     ----          -----------
Saint John, New Brunswick     Offices and warehouse     2,342      6/30/00    Cdn$35,130  US$25,670
Vancouver, British Columbia   Offices                   8,451      8/31/00        78,171     57,119

            In April 1998, the Company acquired the 10 Meteor Drive property, an approximately 29,000 square foot parcel of land in Etobicoke, Ontario, Canada, on which a two-story building was previously erected. The Magic Lantern Group presently utilizes this building as its principal place of business. This property, as well as the Oakville property, have been financed through a Credit Facility Agreement, with the Royal Bank of Canada, dated April 24, 1998. The principal balance outstanding regarding these two properties, as at August 31, 1998 was Cdn$1,309,496 (US$832,907).

            The Company believes that the facilities of the Company and Magic are adequate for their present requirements.

Item 3. Legal Proceedings.

      Set forth below is a description of material pending litigation to which the Company is a party.

            (a) On June 12, 1992, the Company, together with Communications and NTNIN, commenced a lawsuit against Interactive Network, Inc. ("Interactive"), a third party, and its president, David Lockton, in the Federal Court of Canada, Trial Division, in Montreal, Quebec, under the title NTN Communications, Inc., NTN Sports, Inc. and NTN Canada, Inc. v. David Lockton and Interactive Network, Inc. (the "Company Action").

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

            This action was discontinued on September 9, 1998.

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

      Revenue Canada is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. No assessment has been made to date by Revenue Canada. Management believes that it has valid defenses with respect to these matters and accordingly, no amount has been recorded in these financial statements. In the event that such matters are settled in favour of Revenue Canada, the amounts could be material and would be recorded in the period in which they become determinable.

      The Company and its property are not a party or subject to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

      To the knowledge of the Company no proceedings of a material nature have been or are contemplated against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of its security holders during the quarter ended August 31, 1998.

                                     PART II

Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters.

Market Information

      The common stock of the Company, par value $.0467 per share (the "Common Stock"), is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market ("Nasdaq"), under the symbol "NETN." Set forth below is the range of high and low bid prices for shares of Common Stock for each full quarterly period within the Company's two most recent fiscal years, as derived from reports furnished by the National Association of Securities Dealers, Inc. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                 Bid Prices
                                                         -----------------------
Quarters Ended                                                   High       Low
--------------                                                   ----       ---

November 30, 1996........................................    US$    8  US$ 4-7/8
February 29, 1997........................................       5-1/4      3-7/8
May 31, 1997.............................................       4-5/8      2-7/8
August 31, 1997..........................................       6-5/8     3-7/16

November 30, 1997........................................           6          4
February 28, 1998........................................           4      2-3/4
May 31, 1998.............................................       3-1/4     2-1/16
August 31, 1998..........................................           4      1-1/4

Holders

      As of the close of business on August 31, 1998, there were 226 holders of record of Common Stock. The Company believes that there are approximately 600 beneficial holders of Common Stock.

Dividends

      Since its inception in 1987, the Company has not paid any cash dividends on its Common Stock. However, the Company has, in the past, declared certain stock dividends and stock splits. The Company intends to retain earnings, if any, to finance operations and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future.

Item 6. Selected Financial Data.

      The following table sets forth a summary of selected financial information regarding the Company and its subsidiaries, consolidated, for each of the five fiscal years ended August 31, 1998. For the convenience of the reader, the selected financial information is also given in U.S. dollars, converted at the Noon Buying Rate in effect at the end of the period to which the amount relates. (For applicable Noon Buying Rates, see "Exchange Rates" preceding Item 1 above.) The earnings per share amounts, prior to 1998, have been restated as required to comply with Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see note 13 to the consolidated financial statements.

Statement of Operations Data (Canadian Dollars):

                                                              Year Ended August 31,
                             --------------------------------------------------------------------------------------
                                    1998             1997             1996             1995             1994
                                    ----             ----             ----             ----             ----
Operating revenues...........   Cdn$14,771,972   Cdn$10,351,689    Cdn$6,318,251    Cdn$4,559,382     Cdn$3,147,980
Cost of sales................        5,515,241        3,395,898        2,223,916        1,701,629         1,244,462
Gross profit.................        9,256,731        6,955,791        4,094,335        2,857,753         1,903,518
Net income...................          618,065          609,387          541,059          357,535            75,694
Net income per share.........              .24              .25              .25              .21               .07
Weighted average number of
 shares outstanding..........        2,550,805        2,441,992        2,144,175        1,699,239         1,049,244

Balance Sheet Data (Canadian Dollars):

                                                                   August 31,
                             --------------------------------------------------------------------------------------
                                    1998            1997              1996             1995             1994
                                    ----            ----              ----             ----             ----
Total assets.................   Cdn$16,047,907   Cdn$14,287,602    Cdn$9,883,093    Cdn$8,352,670     Cdn$3,575,115
Long-term obligations........        2,840,218        2,185,249              -0-              -0-               -0-
Shareholders' equity.........       11,033,178        9,488,648        8,877,434        7,536,411         2,338,277

Statement of Operations Data  (United States Dollars):

                                                              Year Ended August 31,
                             --------------------------------------------------------------------------------------
                                    1998             1997             1996             1995             1994
                                    ----             ----             ----             ----             ----
Operating revenues...........     US$9,395,733     US$7,455,304     US$4,616,917     US$3,394,418      US$2,295,785
Cost of sales................        3,507,977        2,445,731        1,830,963        1,266,847           907,571
Gross profit.................        5,887,756        5,009,573        2,785,954        2,127,571         1,388,214
Net income...................          393,121          438,882          395,366          266,182            55,203
Net income per share.........              .15              .18              .18              .16               .05
Weighted average number of
 shares outstanding..........        2,550,805        2,441,992        2,144,175        1,699,239         1,049,244

Balance Sheet Data (United States Dollars):

                                                                   August 31,
                             --------------------------------------------------------------------------------------
                                    1998             1997             1996             1995             1994
                                    ----             ----             ----             ----             ----
Total assets.................    US$10,207,294    US$10,289,955     US$7,221,844     US$6,218,486      US$2,607,289
Long-term obligations........        1,806,525        1,573,820              -0-              -0-               -0-
Shareholders' equity.........        7,017,668        6,833,740        6,486,981        5,610,788         1,705,278

        No cash dividends have been declared for any of the fiscal years presented above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      The consolidated financial statements of the Company included in this document have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is expressed in Canadian dollars. For the convenience of the reader, in this Management's Discussion and Analysis, certain financial amounts are also given in U.S. dollars, converted at the Noon Buying Rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified herein (For applicable Noon Buying Rates, see "Exchange Rates" preceding Item 1 above). As the Noon Buying Rate fluctuates daily, financial comparisons between periods expressed in U.S. dollars do not accurately reflect the true difference in the Company's financial position or results of operations between periods. Accordingly, the comparisons between periods presented below, both in dollar amounts and as percentages from prior periods, are expressed in Canadian dollars only. The following discussion should be read in conjunction with the consolidated financial statements, and notes thereto, included in this document.

Results of Operations

Year Ended August 31, 1998 Compared to Year Ended August 31, 1997

      Revenues. Revenues from program content services for the 1998 Fiscal Year were Cdn$4,134,839 (US$2,629,970), compared to Cdn$3,932,912 (US$2,832,490) for the Company's fiscal year ended August 31, 1997 (the "1997 Fiscal Year"), an increase of Cdn$201,927 or 5.1%. This increase was the result of an increase in the average number of Hospitality sites outstanding during 1998 when compared to the average number of Hospitality sites outstanding during 1997.

      Revenues from equipment rental for the 1998 Fiscal Year were Cdn$1,710,451 (US$1,087,935), compared to Cdn$1,642,305 (US$1,182,791) for the 1997 Fiscal
Year, an increase of Cdn$68,146 or 4.1%. This increase was primarily the result of an increase in the average number of rental systems outstanding in 1998 when compared to the average number of rental systems outstanding in the comparable prior period.

      Revenues from event programming for the 1998 Fiscal Year were Cdn$602,571 (US$383,266), compared to Cdn$434,965 (US$313,263) for the 1997 Fiscal Year, an increase of Cdn$167,606 or 38.5%. This increase was due to an increased number of corporate events hosted, both in Canada and abroad, in 1998 when compared to the number of events hosted in 1997.

      Revenues from maintenance services were Cdn$827,448 (US$526,299) for the 1998 Fiscal Year, compared to Cdn$539,349 (US$388,440) for the 1997 Fiscal Year, an increase of

Cdn$288,099 or 53.4%. This increase was the result of an increase in the average number of systems and rental Playmakers outstanding in 1998, over the average number outstanding in 1997. Also, additional revenues were earned, exclusive to the 1998 Fiscal Year, from a project undertaken by the Technical department of Hospitality, where Playmakers were repaired and refurbished for Communications.

      Revenues from equipment sales, which were Cdn$55,151 (US$35,079), decreased by Cdn$89,597 or 61.9% from Cdn$144,748 (US$104,248) for the 1997
Fiscal Year. This decrease is reflective of the Company's continuing initiatives in and success of the rental equipment program introduced over 3 years ago.

      Revenues from ad sponsorship were Cdn$442,424 (US$281,404) for the 1998 Fiscal Year, compared to Cdn$246,090 (US$177,234) for the 1997 Fiscal Year, an increase of Cdn$196,334 or 79.8%. This increase was the result of an increase in the number and size of corporate sponsors over the level experienced in the previous period, and due to additional marketing and sales efforts in this area in 1998. Examples of the additional marketing initiatives were the use of a corporate brochure and video in presentations to prospective clients, and the employment on a full-time basis of an advertising sales manager.

      Revenues from video and software sales were Cdn$5,456,738 (US$3,470,766) for the 1998 Fiscal Year. Of these revenues, Cdn$1,367,430 (US$869,756) was earned by Interlynx in its first year of ownership by the Company. Revenues from video and software sales earned by the Magic Lantern Group for the 1998 Fiscal Year were Cdn$4,089,308 (US$2,601,010), an increase of Cdn$1,811,540 or 79.5%
over the Cdn$2,277,768 (US$1,640,452) earned in the 1997 Fiscal Year. Both a greater emphasis on marketing and additional revenues generated from the business assets of Image Media Ltd., acquired by Magic, on August 31, 1997 have contributed to this increase over the prior year.

      Revenues from video dubbing were Cdn$747,138 (US$475,218), an increase of Cdn$348,056 or 87.2% over the Cdn$399,082 (US$287,420) earned in the 1997 Fiscal
Year. This increase also can be attributed to additional revenues generated from the business assets of Image Media Ltd., acquired by Magic, on August 31, 1997.

      Other revenues, as earned by NTNIN and Networks North Inc., which consist primarily of revenue from internet services and interest income, were Cdn$577,282 (US$367,181), compared to Cdn$595,168 (US$428,641) for the 1997
Fiscal Year, a decrease of Cdn$17,886 or 3.0%. Other revenues, as earned by the Magic Lantern Group, consist primarily of revenue from video conversion services. Revenues from this area were Cdn$217,930 (US$138,615) compared to Cdn$139,302 (US$100,326) for the 1997 Fiscal Year, an increase of Cdn$78,628 or 56.4%. This increase was a direct result of an increased level of consulting in regards to video conversion services provided in 1998.

      As a result of the foregoing, the Company's total revenues in aggregate were Cdn$14,771,972 (US$9,395,733), compared to Cdn$10,351,689 (US$7,455,304)
for the 1997 Fiscal Year, an increase of Cdn$4,420,283 or 42.7%. Excluding revenues earned by Interlynx of

Cdn$1,367,430 (US$869,756), revenues were Cdn$13,404,542 (US$8,525,978) for the
1998 Fiscal Year. When compared to revenues of Cdn$10,351,689 (US$7,455,304) from the 1997 Fiscal Year, an increase of Cdn$3,052,853 or 29.5% was experienced in the 1998 Fiscal Year.

      Cost of Sales. Commissions for the 1998 Fiscal Year were Cdn$2,136,659 (US$1,359,025), compared to Cdn$1,757,922 (US$1,266,058) for the 1997 Fiscal
Year, an increase of Cdn$378,737 or 21.5%. This increase resulted from all of the following. First, there was an increase in the average number of Hospitality sites outstanding in 1998 compared to the average number outstanding in 1997. Since the amount the Company is billed by Communications is a direct function of the number of sites outstanding, the above-noted increase translates into higher commissions payable to Communications. Secondly, the amount of commissions charged per site by Communications increased by 5% in March of 1998. Lastly, given that these commissions are payable in US dollars, the decrease in the value of the Canadian dollar over the past year has also contributed to the increase. As a percentage of the Company's total revenues, such costs decreased to 14.5% for the 1998 Fiscal Year from 17.0% for the 1997 Fiscal Year. This decrease is primarily the result of an increase in sales which are not commissionable, including sales made by the Company's direct sales force who do not receive commissions, and revenues from both the Magic Lantern Group and Interlynx for the year.

      Equipment costs were Cdn$89,287 (US$56,791), compared to Cdn$258,701 (US$186,317) for the 1997 Fiscal Year, a decrease of Cdn$169,414 or 65.5%. As a percentage of the Company's total revenues, such costs decreased to 0.6% for the 1998 Fiscal Year from 2.5% for the 1997 Fiscal Year. This decrease was commensurate with the decrease in equipment sales for the reasons discussed above.

      Video and software costs in aggregate were Cdn$2,212,985 (US$1,407,572) for the 1998 Fiscal Year. Of these costs, Cdn$484,639 (US$308,255) was incurred by Interlynx in its first year of ownership by the Company. Costs attributable to video and software sales of the Magic Lantern Group for the 1998 Fiscal Year were Cdn$1,728,346 (US$1,099,317), an increase of Cdn$930,710, or 116.7%, over the Cdn$797,636 (US$574,459) incurred in the 1997 Fiscal Year. This increase was caused by the requirements of operating the business assets of Image Media Ltd., which were acquired by Magic on August 31, 1997. As a percentage of the Company's total revenues, these costs have risen to 15.0% in the 1998 Fiscal Year from 7.7% in the 1997 Fiscal Year, with the costs of Interlynx accounting for 3.3% of the percentage increase.

      Video dubbing costs were Cdn$620,642 (US$394,760). These costs have increased by Cdn$408,570, or 192.7%, over the Cdn$212,072 (US$152,735) incurred in the 1997 Fiscal Year. This increase also can be attributed to the additional costs resulting from the requirements of operating the business assets of Image Media Ltd., acquired by Magic, on August 31, 1997.

      Other costs, originating from activities of NTNIN, were Cdn$447,227 (US$284,459), compared to Cdn$359,886 (US$259,190) for the 1997 Fiscal Year, an increase of Cdn$87,341 or 24.2%. This increase was primarily due to increased parts and labour costs, exclusive to the 1998 Fiscal Year, from a project undertaken by the Technical department of Hospitality, where Playmakers were repaired and refurbished for Communications. As a percentage of the

Company's total revenues, such costs decreased to 3.0% for the 1998 Fiscal Year from 3.5% for the 1997 Fiscal Year. Other costs, originating from the activities of the Magic Lantern Group, were Cdn$8,441 (US$5,369) in the 1998 Fiscal Year, compared to Cdn$9,681 (US$6,972) for the 1997 Fiscal Year. As a percentage of the Company's total revenues, such costs remained at 0.1% for the 1998 Fiscal Year.

      As a result of the foregoing, the Company's total cost of sales was Cdn$5,515,241 (US$3,507,977), compared to Cdn$3,395,898 (US$2,445,731) for the
1997 Fiscal Year, an increase of Cdn$2,119,343 or 62.4%. Excluding Interlynx's cost of sales of Cdn$484,639 (US$308,255), cost of sales were Cdn$5,030,602 (US$3,199,721) in the 1998 Fiscal Year, compared to $3,395,898 (US$2,445,731) in the prior year, an increase of $1,634,704 or 48.1%. Total gross margins decreased to 62.7% in the 1998 Fiscal Year from 67.2% in the 1997 Fiscal Year, and excluding the results of Interlynx, the gross margin was 62.5% in the 1998 Fiscal Year.

      Expenses. Selling, general and administrative expenses for the 1998 Fiscal Year were Cdn$6,591,941 (US$4,192,813), compared to Cdn$4,786,519 (US$3,447,259)
for the 1997 Fiscal Year, an increase of Cdn$1,805,422 or 37.8%. These expenses for the 1998 Fiscal Year, excluding those of Interlynx of Cdn$445,872 (US$283,598), totaled Cdn$6,146,069 (US$3,909,216), and have increased by
Cdn$1,359,550 or 28.3% when compared to the expense total of Cdn$4,786,519 (US$3,447,259) for the 1997 Fiscal Year. This increase was caused by the following factors. Firstly, advertising and promotion expenses have increased as a result of both the increased promotion and prizing of our QB1game in Hospitality, and the additional marketing efforts in the areas of video, software and dubbing sales and ad sponsorship. Additional expenses have also been incurred resulting from the requirements of operating the business assets of Image Media Ltd., acquired August 31, 1997. Thirdly, salaries and benefits have risen due to both annual increases and additional staffing requirements. Travel expenses have increased due to the increase in the number of Corporate events being hosted abroad and the travel costs associated with the area representatives hired, in 1998, to provide both customer service and training to both new and existing Hospitality sites. Lastly, freight charges have increased. This increase was commensurate with the increase in advertising and promotion, the increase in volume of equipment being shipped to both Corporate events and Hospitality sites, and an increase in the volume of videos and software being shipped to customers. As a percentage of the Company's total revenues, total selling, general and administrative expenses decreased to 44.6% for the 1998 Fiscal Year from 46.2% for the 1997 Fiscal Year.

      Bad debts expense was Cdn$43,123 (US$27,428), compared to Cdn$48,284 (US$34,774) for the 1997 Fiscal Year, a decrease of Cdn$5,161 or 10.7%. As a percentage of the Company's total revenues, such costs decreased to 0.3% for the 1998 Fiscal Year from 0.5% for the 1997 Fiscal Year.

      Interest and bank charges for the 1998 Fiscal Year were Cdn$137,942 (US$87,738), compared to Cdn$109,834 (US$79,103) for the 1997 Fiscal Year, an increase of Cdn$28,108 or 25.6%. This increase was the result of additional interest arising from long-term debt, acquired in April 1998, to finance the Company's purchase of the 10 Meteor Drive property and refinance the debt on Magic's property, located at 775 Pacific Road in Oakville. As a percentage of the

Company's total revenues, such costs decreased to 0.9% for the 1998 Fiscal Year from 1.1% for the 1997 Fiscal Year.

      Depreciation and amortization for the 1998 Fiscal Year were Cdn$1,310,689 (US$833,666), compared to Cdn$952,145 (US$685,736) for the 1997 Fiscal Year, an increase of Cdn$358,544 or 37.7%. This increase is the result of both depreciation on the capital asset additions in 1998, and amortization of goodwill associated with the purchase of Interlynx. As a percentage of the Company's total revenues, such costs decreased to 8.9% for the 1998 Fiscal Year from 9.2% for the 1997 Fiscal Year.

      Income Taxes. Provision for income taxes was Cdn$419,084 (US$266,559) for the 1998 Fiscal Year, compared to Cdn$433,900 (US$312,495) for the 1997 Fiscal Year, a decrease of Cdn$14,816 or 3.4%. The provision for taxes is lower in 1998 when compared to the 1997 provision due to a lower level of taxable income experienced in 1998.

      Net Income. As a result of all of the above, the Company's net income for the 1998 Fiscal Year was Cdn$618,065 (US$393,121), compared to Cdn$609,387 (US$438,882) for the 1997 Fiscal Year, an increase of Cdn$8,678 or 1.4%. This represents a decrease in net income as a percentage of total revenues to 4.2% in the 1998 Fiscal Year from 5.9% in the 1997 Fiscal Year.

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

      Other revenues, as earned by NTNIN and Networks North Inc., which consist primarily of revenue from internet services and interest income, were Cdn$595,168 (US$428,641), compared to Cdn$604,710 (US$441,878) for the 1996
Fiscal Year, a decrease of Cdn$9,542 or 1.6%. Other revenues, as earned by the Magic Lantern Group, consist primarily of revenue from video conversion services. Revenues in this area were Cdn$139,302 (US$100,326) for the 1997 Fiscal Year, the first year of ownership by the Company.

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

      Video and video dubbing costs, originating from the Magic Lantern Group, were Cdn$797,636 (US$574,459) and Cdn$212,072 (US$152,735), for the 1997 Fiscal
Year. As a percentage of the Company's total revenues, these costs were 7.7% and 2.0%, respectively.

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

      As a result of the foregoing, the Company's total costs of sales were Cdn$2,223,916 (US$1,625,076), compared to Cdn$1,701,629 (US$1,266,847) for the
1995 Fiscal Year, an increase of Cdn$522,287 or 30.7%. Total gross margins improved to 64.8% in the 1996 Fiscal Year from 62.7% in the 1995 Fiscal Year.

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

      Interest and bank charges for the 1996 Fiscal Year were Cdn$8,657 (US$6,326), compared to Cdn$28,311 (US$21,077) for the 1995 Fiscal Year, a decrease of Cdn$19,654 or 69.4%. As a percentage of the Company's total revenues, such costs decreased to 0.14% for the 1996 Fiscal Year from 0.62% for the 1995 Fiscal Year. This decrease is primarily the result of the full payment of a mortgage on the Company's building in October 1995.

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

Liquidity and Capital Resources

      At August 31, 1998, the Company had working capital of Cdn$4,073,835 (US$2,591,168), an increase of Cdn$573,973 from working capital of Cdn$3,499,862 (US$2,520,606) at August 31, 1997. This increase is primarily due to the retirement of short-term debt through long-term financing, and the repayment of a current note payable through the issuance of common shares.

      For the 1998 Fiscal Year, the Company had a net decrease in cash flow of Cdn$1,420,682 (US$903,627), a decrease from its net increase in cash flow of Cdn$643,908 (US$463,744) for the 1997 Fiscal Year. Net decrease in cash flow for the 1996 Fiscal Year was Cdn$1,320,251 (US$964,743). The decrease in net cash flow for the 1998 Fiscal Year was primarily due to cash used in investing activities.

      Cash provided by operating activities for the 1998 Fiscal Year was Cdn$475,343

(US$302,343). The major factors contributing to the cash provided from operations for the 1998 Fiscal Year include: net income before depreciation and amortization and loss from investment of Cdn$1,954,412 (US$1,243,106); a decrease in inventory of Cdn$316,740 (US$201,463), caused by inventory being converted to rental equipment and parts requirements for the Playmaker repair project undertaken during the year; and increases in accounts payable and accrued liabilities of Cdn$260,060 (US$165,412) due mainly to expanding operations, including the operations of Image Media Ltd., and as a result of the high level of property and equipment purchases during the year. These sources of operating cash were mitigated by the uses of cash resulting from: an increase in short-term investments of Cdn$337,319 (US$214,552), both from income earned on the investments and a foreign exchange gain resulting from holding the US dollar investments during a year when the US dollar gained in strength relative to the Canadian dollar; an increase in accounts receivable of Cdn$1,034,931 (US$658,269) commensurate with the 42.7% growth in revenues over the year and the purchase of the operations of Image Media Ltd.; an increase in prepaid expenses of Cdn$120,464 (US$76,621) due to increases in producer advances arising from video sales and software catalogues that will be used by Magic in their sales efforts over an extended period; and decreases in deferred revenues of Cdn$321,452 (US$204,460) and income taxes payable of Cdn$385,335 (US$245,093)
also contributed to the uses of cash from operations. Cash provided by operating activities for the 1997 Fiscal Year was Cdn$3,814,770 (US$2,747,404). Cash used in operating activities for the 1996 Fiscal Year was Cdn$354,143 (US$258,782). The major factors contributing to the cash provided by operations during the 1997 Fiscal Year include: net income before depreciation and amortization and loss from investment of Cdn$1,594,079 (US$1,148,058); a decrease in short-term investments of Cdn$1,872,137 (US$1,348,316); a decrease in inventory of Cdn$180,134 (US$129,733), due to an increased level of inventory converted to rental equipment during the year; a decrease in prepaid expenses of Cdn$253,487 (US$182,562); and increases in accounts payable and accrued liabilities and income taxes payable of Cdn$92,744 (US$66,794) and Cdn$108,197 (US$77,924) respectively, due mainly to expanding operations, higher debt load, and higher effective tax rates in 1997, respectively. These sources of operating cash were mitigated by the use of cash resulting from the increase in accounts receivable of Cdn$286,008 (US$205,983), which resulted from increased sales levels in 1997. Cash used in operations for the 1996 Fiscal Year was Cdn$354,143 (US$258,782). Cash used in operations was due to the following: an increase in net income before depreciation and amortization and deferred taxes of Cdn$944,835 (US$690,417), as well as an increase in accounts payable and accrued liabilities of Cdn$251,329 (US$183,653), resulting from growth in the Company's operations. Income taxes payable increased Cdn$162,294 (US$118,593) from the prior year as a result of increased taxable income. These sources of operating cash were offset by the use of cash in increasing short-term investments by Cdn$1,525,770 (US$1,114,921). Also, inventory increased by Cdn$75,915 (US$55,473), as required to service the increase in Group Subscriber locations, prepaid expenses increased by Cdn$11,732 (US$8,573), and accounts receivable increased by Cdn$99,184 (US$72,476) in the 1996 Fiscal Year, primarily due to increased sales levels.

      Cash used in investing activities in the 1998 Fiscal Year was Cdn$2,454,791 (US$1,561,373). This amount was primarily made up of purchases of property and equipment (including the purchase of the property, building and leasehold improvements therein, located at 10 Meteor Drive), totaling Cdn$2,012,543 (US$1,280,081), an increase in licenses due to the payment of Cdn$78,400 (US$50,000 at August 28, 1998) to Players Network Inc. for the right to be the exclusive Canadian distributor of its products for a 10-year period, and the purchase of Interlynx, which totaled Cdn$380,001 (US$241,700). Cash used in the 1997 Fiscal Year was Cdn$3,092,057 (US$2,226,905). The Company's purchase of the Magic Lantern Group, totaling Cdn$1,644,497 (US$1,184,369), the purchase of property and equipment for Cdn$1,040,765 (US$749,561), the investment in Viewer Services of Cdn$38,305 (US$27,587) by Magic and the purchase of certain of the business assets and the resulting goodwill of Image Media by Magic, for Cdn$590,000 (US$424,919), accounted for the use of cash. These uses of cash were somewhat offset by the decrease in notes receivable in the 1997 Fiscal Year of Cdn$221,510 (US$159,532). In the 1996 Fiscal Year, cash used in investing activities totaled Cdn$1,521,849 (US$1,112,056). The purchase of property and equipment, for Cdn$1,171,849 (US$856,302), and the forwarding of a note receivable to Magic of Cdn$350,000 (US$255,754) accounted for the cash used.

      Cash provided by financing activities in the 1998 Fiscal Year totaled Cdn$558,766 (US$355,403). This mainly resulted from proceeds on the exercise of options to purchase common shares of Cdn$101,465 (US$64,537), and the acquisition of a long-term operating loan from the Royal Bank of Canada of Cdn$1,309,246 (US$832,748). The loan was used to retire and refinance short-term debt, as reflected in the decrease of bank indebtedness of Cdn$577,982 (US$367,626), and finance the purchase of long-term assets. Cash used in financing activities in the 1997 Fiscal Year was Cdn$78,805 (US$56,755). This cash was used primarily in the retirement of short-term debt. Cash provided by financing activities was Cdn$555,741 (US$406,095) in the 1996 Fiscal Year. The Company received net proceeds of Cdn$799,964 (US$584,555) on the issuance of 385,386 shares of its Common Stock. This source of cash was offset by the retirement of the Company's mortgage payable totaling Cdn$244,223 (US$178,460).

      The Company believes that its working capital position provides the required liquidity on both a short and long term basis and that it will not require external financing for its operating activities during the 1998 Fiscal Year, as based upon the Company's present plans for the 1998 Fiscal Year. However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

      The rate of inflation has had little impact on the Company's operations or financial position during the three fiscal years ended August 31, 1998, and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1998 Fiscal Year.

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

Year 2000

      The Year 2000 Issue arises because many computerized systems use two digits, rather than four, to identify a year. Date-sensitive systems may recognize the year 2000 as 1900, or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those relating to the efforts of customers, suppliers, or other third parties, will be fully resolved.

Item 8. Financial Statements and Supplementary Data.

      Set forth below is a list of the consolidated financial statements of the Company being furnished in this Annual Report on Form 10-K pursuant to the instructions to Item 8 to Form 10-K and their respective locations herein.

Financial Statement                                                    Location*
-------------------                                                    ---------

Report of Independent Auditors.......................................   F - 1
Consolidated Balance Sheets..........................................   F - 2
Consolidated Statements of Operations and Retained Earnings..........   F - 3
Consolidated Statements of Cash Flows................................   F - 4
Notes to Consolidated Financial Statements...........................   F - 5

-----------
* Page F-1 follows page 38 to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                                                                        Director
Name                  Age         Principal Positions with the Company   Since
----                  ---         ------------------------------------   -----

Peter Rona             52   President, Chief Executive Officer,          1987
                            Principal Financial and Accounting Officer
                            and Chairman of the Board of Directors of
                            the Company
Douglas R. Connolly    45   President of Magic Lantern Communications
                            Ltd.; Director of the Company                1996
Daniel C. Downs        59   Director of the Company                      1993
Dale G. Smith          49   Director of the Company                      1993
Lorne C. Stephenson    47   Director of the Company                      1998
Adrian P. Towning      54   Director of the Company                      1994
Mark Truman            44   Secretary of the Company                      N/A
Bart Yabsley           35   Director of the Company                      1998

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

      Douglas R. Connolly has been the President and a director of Magic Lantern Communications Ltd. (and its predecessor corporation) since 1985. On October 2, 1996, the Company acquired all of the outstanding stock of Magic. Mr. Connolly also has been President, director and a principal shareholder of Connolly-Daw Holdings Inc. (since 1987) and 1199846 Ontario Ltd. (since September 1996), two personal holding companies.

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

      Lorne C. Stephenson is the Senior Vice President, Administration and Corporate Affairs (1995 to present) of NetStar Communications Inc. ["NetStar"], a company involved in broadcast operations. Mr. Stephenson was the Vice President, Corporate Affairs (1991 to 1995), Vice President, Entertainment (1989 to 1991), Executive Assistant to Chairman and CEO (1983 to 1989) and Director of Corporate Affairs (1979 to 1983) for John Labatt Ltd., a Canadian-owned international consumer product and entertainment conglomerate. He is a member of the Canadian Cultural Advisory Group on International Trade, a member of the Board of Governors and Chairman of the University Advancement Committee of McMaster University, and a member of the Board of Directors of Montcrest, a private school in Toronto, Ontario, Canada.

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

      Bart Yabsley is the General Counsel, Corporate and Secretary (May 1998 to present) of NetStar. Mr Yabsley was the Associate General Counsel, Corporate (November 1997 to April 1998) and Legal Counsel (October 1994 to October 1997) of NetStar.

      Pursuant to a Designation Agreement, dated as of October 4, 1994, among the Company, NTNIN and NetStar, the Company has granted NetStar the right to designate one-third (1/3) of the members of the Company's Board of Directors so long as NetStar is the owner of at least 20% and not greater than 50% of the outstanding Common Stock. Should NetStar's ownership be at least 10% and less than 20% of the outstanding Common Stock, NetStar would be entitled to designate one-sixth (1/6) of the members of the Company's Board. Further, should NetStar's ownership exceed 50% of the outstanding Common Stock, NetStar shall be entitled to designate one-half (1/2) of the members of the Company's Board. In accordance with the terms of the Designation Agreement, Lorne C. Stephenson and Bart Yabsley have been designated by NetStar as directors of the Company.

Item 11. Executive Compensation.

Summary Compensation Table

      The following table sets forth information concerning the compensation paid or accrued by the Company during the three years ended August 31, 1998 to those individuals who served as Chief Executive Officer of the Company during the 1998 Fiscal Year and all other executive officers of the Company or any of its subsidiaries at August 31, 1998 who received total annual salary and bonuses in excess of $100,000 during the 1998 Fiscal Year (collectively, the "Named Executive Officers").

                                                                               Long-Term
                                                                              Compensation
                                                                              ------------
                                                  Annual Compensation            Awards
                                         -----------------------------------  ------------
                                                                               Securities
                             Year Ended                         Other Annual   Underlying
Name and Principal Position  August 31,  Salary      Bonus      Compensation     Options
---------------------------  ----------  ------      -----      ------------     -------
Peter Rona, President and      1998      US$117,044  US$22,907          $-0-        40,000
Chief Executive Officer        1997         119,103     34,030           -0-        25,000
                               1996         115,090     10,961         3,483        37,500

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

Option Grants Table

      The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during the 1998 Fiscal Year, (b) the percentage the grant represents of the total number of options granted to all Company employees during the 1998 Fiscal Year, (c) the per share exercise price of each option, (d) the expiration date of each option, and (e) the potential realized value of each option based on: (i) the assumption of a five (5%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term, and (ii) the assumption of a ten (10%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term.

                                                                   Potential Realizable Value at
                                                                   Assumed Rates of Stock Price
                                                                   Appreciation for Option Term
                                                                   -----------------------------
                              Percentage of
                              Total Options
            Number of Shares   Granted to
               Underlying     Employees in   Exercise  Expiration
Name         Options Granted   Fiscal Year    Price       Date           5%              10%
----         ---------------   -----------    -----       ----           --              ---
Peter Rona       40,000           25.6%      US$3.00    11/17/02      US$33,153       US$73,612

Options Exercised and Remaining Outstanding

      Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during the 1998 Fiscal Year upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price),
(iii) the total number of unexercised options held on August 31, 1998, separately identified between those exercisable and those not exercisable, and
(iv) the aggregate value of in-the-money, unexercised options held on August 31, 1998, separately identified between those exercisable and those not exercisable.

                                                                           Value of Unexercised
                                         Number of Unexercised Options   In-the-Money Options at
                                              at August 31, 1998             August 31, 1998
                                         -----------------------------  --------------------------
               Shares
            Acquired on
Name          Exercise   Value Realized  Exercisable    Unexercisable   Exercisable  Unexercisable
----          --------   --------------  -----------    -------------   -----------  -------------
Peter Rona      30,000         -0-           -0-           177,500          -0-           -0-

Director's Remuneration

      Each director, not otherwise a full time employee of the Company, is eligible to receive Cdn$500 for each meeting of the Board of Directors or committee thereof which they attend, along with the reimbursement of their reasonable expenses incurred on the Company's behalf. The NetStar designees on the Company's Board have declined such compensation in the 1998 Fiscal Year and in previous fiscal years. In addition, each director, not otherwise a full time employee of the Company, is eligible to receive 1,500 stock options annually. All such directors have waived their entitlement to these options for the year.

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

      The Rona Employment Agreement provides for an initial base compensation of Cdn$165,375 with annual increases to be subject to review by the Board of Directors, but in no event less than the proportional increase in the Consumer Price Index as published by Statistics Canada, plus a bonus equal to a percentage of the annual base compensation paid to Mr. Rona determined by reference to the excess of NTNIN's actual net income before taxes over specified amounts set forth in the Rona Employment Agreement. The Rona Employment Agreement further provides for the granting to Mr. Rona of stock options at the discretion of the Board of Directors. The Board awarded Mr. Rona stock options to purchase 40,000 shares of Common Stock as of November 17, 1997. In all other respects, the basic provisions of the Rona Employment Agreement remain the same.

      Magic has entered into two separate Employment Agreements, each dated October 1, 1996, with Douglas Connolly and Wendy Connolly. These Employment Agreements each have two year terms commencing on September 1, 1997 and terminating on August 31, 1999, and pursuant to which Mr. and Ms. Connolly shall receive annual base salaries of Cdn$125,000 (US$79,506 at August 31, 1998) and Cdn$70,000 (US$44,524), respectively, together with automotive expenses of Cdn$12,000 (US$7,632) and Cdn$8,400 (US$5,343), respectively. There is a provision in each Employment Agreement for a cost-of-living adjustment to their base salaries for the second year of the term. In addition, under their respective Employment Agreements, Mr. and Ms. Connolly shall each be entitled to a bonus, not to exceed Cdn$50,000 (US$31,803) and Cdn$28,000 (US$17,809), respectively (subject to a cost-of living adjustment for the second year of their respective terms), to be based upon the actual net income before taxes, if any, of Magic during each year of the terms of the Employment Agreements. The D. Connolly Employment Agreement further provides for Mr. Connolly to serve as President and Chief Operating Officer of Magic during its term.

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

Compensation Committee Interlocks and Insider Participation

      The Company's Audit and Compensation Committee currently consists of Dale
G. Smith, Lorne C. Stephenson and Adrian P. Towning. Messrs. Smith, Stephenson and Towning are not officers or employees of the Company, and have not served in such capacities in the past. No executive officer of the Company served as a director or member of the compensation committee (or group performing similar functions) of another entity, one of whose executive officers served on the Audit and Compensation Committee or as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Set forth in the table below is information concerning the ownership, as of the close of business on August 31, 1998, of the Common Stock by each person who is known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock, the Company's directors and Named Executive Officers, and all directors and executive officers as a group.

                                                        Amount and Nature of  Percent of
Name and Address                                        Beneficial Ownership   Class (1)
----------------                                        --------------------   ---------
NetStar Enterprises Inc.(2)...........................          925,787          32.9%
Lorne C. Stephenson(3)................................          925,787(4)       32.9
Bart Yabsley(3).......................................          925,787(4)       32.9
Peter Rona(6).........................................          222,857(6)        7.9
Anor Management Ltd.(7)...............................          192,857(7)        6.8
Douglas Connolly......................................           87,255(8)        3.1
Adrian P. Towning.....................................            5,250           0.2

All directors and executive officers as a group
          (7 persons).................................        1,241,149(9)       44.0%

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

(2) The address for NetStar Enterprises Inc. is 2225 Sheppard Avenue East - Suite 100,

      North York, Ontario, Canada M2J 5C2.

(3) The address for Messrs. Stephenson and Yabsley is c/o NetStar Communications Inc., 2225 Sheppard Avenue East - Suite 100, North York, Ontario, Canada M2J 5C2.

(4) Includes the 925,787 shares of Common Stock owned by NetStar, of which Mr. Stephenson is Senior Vice President, Administration and Corporate Affairs and Mr. Yabsley is General Counsel, Corporate and Secretary.

(5) The address for Mr. Rona is c/o Networks North Inc., 14 Meteor Drive, Etobicoke, Ontario, Canada, M9W 1A4.

(6) Includes (a) 192,857 shares of Common Stock issuable upon conversion of the 900,000 shares of Convertible Preferred Stock held of record by Anor Management, Ltd. ("Anor") and (b) 30,000 common shares owned by Mr. Rona. Mr. Rona is the President, sole director and sole shareholder of Anor.

(7) The address for Anor is c/o Peter Rona, Networks North Inc., 14 Meteor Drive, Etobicoke, Ontario, Canada, M9W 1A4. Includes 192,857 shares of Common Stock issuable upon conversion of the 900,000 shares of Convertible Preferred Stock held of record by Anor. The 900,000 shares of Convertible Preferred Stock have the equivalent voting power to 192,857 shares of Common Stock.

(8) Represents the payments of stock in lieu of cash based upon two promissory notes issued to companies controlled by Mr. Connolly. The 87,255 shares of common stock are beneficially owned by 1199846 Ontario Ltd. and Connolly-Daw Holdings Inc., both of which Mr. Connolly is a principal shareholder and an officer. The remaining stock payments due under the promissory notes are not due within the next 60 days.

(9) Includes 192,857 shares issuable upon conversion of the convertible preferred stock referred to in note (6) above.

Item 13. Certain Relationships and Related Transactions.

      Set forth below is a description of certain transactions between the Company and its directors, executive officers, beneficial owners of five percent or more of the outstanding Common Stock, or member of the immediate family of any of the foregoing persons, as well as certain business relationships between the Company and its directors, which occurred or existed during the 1998 Fiscal Year.

            (a) During the 1998 Fiscal Year, both pursuant to the License Agreement and otherwise, the Company paid Communications an aggregate Cdn$1,792,002 (US$1,139,805) as commissions. Under the License Agreement, the Company, through NTNIN, holds the exclusive license to market the products and programs of

      Communications throughout Canada through December 31, 2015. Daniel C. Downs, a director of the Company, is a former President, Chief Operating Officer of Communications.

            (b) On October 2, 1996, pursuant to a Stock Purchase Agreement, dated October 1, 1996 (the "Magic Lantern Purchase Agreement"), the Company, through NTNIN, acquired all of the outstanding stock of Magic. As consideration for the purchase of such stock the Company delivered Cdn$200,000 (US$146,800 on October 1, 1996) and a Non-Negotiable Promissory Note (the "Connolly-Daw Note") in the principal amount of Cdn$703,133 (US$516,099) to Connolly-Daw Holdings Inc. ("Connolly-Daw") and a Non-Negotiable Promissory Note (the "1199846 Note") in the principal amount of Cdn$546,867 (US$401,400) to 1199846 Ontario Ltd ("1199846"). The
      Connolly Note requires principal payments of Cdn$78,133 (US$57,350), Cdn$312,500 (US$229,375) and Cdn$312,500 (US$229,375) on August 31, 1998,
      1999, and 2000, respectively. In lieu of such cash payments, the Company has the option to tender payment to Connolly-Daw, and Connolly-Daw has the option to demand payment, in the form of 12,276, 49,097 and 49,096 shares of Common Stock (collectively, the "Connolly-Daw Shares"), respectively. The 1199846 Note requires principal payments of Cdn$312,500 (US$229,375) and Cdn$234,367 (US$172,025) on August 31, 1997 and 1998, respectively. In lieu of such cash payments, the Company has the option to tender payment to 1199846, and 1199846 has the option to demand payment, in the form of 49,097 and 36,821 shares of Common Stock (collectively, the "1199846 Shares"), respectively. Also pursuant to the Magic Lantern Purchase Agreement, Connolly-Daw, NTNIN and the Company entered into an Option Agreement, dated October 1, 1996, and 1199846, NTNIN and the Company entered into an Option Agreement, dated October 1, 1996 (together, the "Option Agreements"). Under the terms of the Option Agreements, in the event that either Magic or Mr. Connolly chooses not to extend the term of the D. Connolly Employment Agreement beyond its initial term expiring on August 31, 1999, on or after September 1, 1999 and on or before September 30, 1999, Connolly-Daw and 1199846 shall each have the right to cause the Company to purchase any of the Connolly-Daw Shares or 1199846 Shares, as the case may be, then held by Connolly-Daw or 1199846 at a price equal to 90% of the market value (as defined in the Option Agreements) of such shares (Connolly-Daw having been granted the right in this event to cause acceleration of the September 1, 2000 payment under the Connolly-Daw Note to August 31, 1999) and the Company shall have the right to cause the Connolly-Daw and 1199846 to sell to the Company any of the Connolly-Daw Shares or 1199846 Shares, as the case may be, then held by Connolly-Daw or 1199846 at a price equal to 110% of the market value (as defined in the Option Agreements) of such shares (Connolly-Daw having been granted the right in this event to cause acceleration of the September 1, 2000 payment under the Connolly-Daw Note to August 31, 1999). Douglas Connolly, a director of the Company and President of Magic, is the President and a principal shareholder of both Connolly-Daw and 1199846.

            On September 5, 1997, the Company issued 38,158 shares of the common stock of the Company and Cdn$65,000 to 1199846 in lieu of the August 31, 1997 payment pursuant to the 1199846 Note.

            On August 31, 1998, the Company issued 12,276 shares of its common stock in lieu of the Cdn$78,133 payment due that date, pursuant to the Connolly-Daw Note. Similarly, another 36,821 shares of the common stock of the Company were issued in lieu of the Cdn$234,367 payment due August 31, 1998, pursuant to the 1199846 Note.

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

            (d) The Company purchased 51% of the outstanding shares of Interlynx Multimedia, Inc. effective September 1, 1997. Cross-reference is made to Interlynx Multimedia Inc. on page 13 in this Form 10-K for further information.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-K:

Financial Documents                                                    Location*
-------------------                                                    ---------

1.    Financial Statements of the Company
      Report of Independent Auditors...............................      F - 1
      Consolidated Balance Sheets..................................      F - 2
      Consolidated Statements of Operations and Retained Earnings..      F - 3
      Consolidated Statements of Cash Flows........................      F - 4
      Notes to Consolidated Financial Statements...................      F - 5

----------
*     Page F-1 follows page 45 to this Annual Report on Form 10-K.

      There are no financial statement schedules either applicable or required to be filed by the Company in this Annual Report on Form 10-K pursuant to the instructions to Item 14 of Form 10-K.

      (b) The Company did not file any Current Reports on Form 8-K during its fourth fiscal quarter ended August 31, 1998.

      (c) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Annual Report on Form 10-K:

Exhibit
 Number                               Title
 ------                               -----

    2.1     Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw
            Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy
            Connolly and NTN Interactive Network Inc., minus Schedules thereto.+
    3.1     Certificate of Incorporation, as amended to date.
    3.2     By-Laws, as amended to date.
    4.1     Specimen Stock Certificate.
   10.1     License Agreement, dated March 23, 1990, between NTN Communications,
            Inc. and NTN Interactive Network Inc.+
   10.2     Stock Purchase Agreement, dated as of October 4, 1994, between NTN
            Canada and NetStar Enterprises Inc. (formerly, Labatt Communications
            Inc.).+
   10.3     Option, dated as of October 4, 1994, registered in the name of
            NetStar Enterprises Inc. (formerly, Labatt Communications Inc).+
   10.4     Designation Agreement, dated as of October 4, 1994, among NTN
            Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises
            Inc. (formerly Labatt Communications Inc.).+
   10.5     Registration Rights Agreement, dated as of October 4, 1994, between
            NTN Canada and NetStar Enterprises Inc. (formerly, Labatt
            Communications Inc.).+
   10.6     Promissory Note of NTN Interactive Network Inc. registered in the name of Connolly-Daw Holdings, Inc.+
   10.7     Promissory Note of NTN Interactive Network Inc., registered in the name of 1199846 Ontario Ltd.+
   10.8     Option Agreement, dated October 1, 1996, among Connolly-Daw Holdings
            Inc., NTN Interactive Network Inc. and NTN Canada, Inc.+
   10.9     Option Agreement, dated October 1, 1996, among 1199846 Ontario Ltd.,
            NTN Interactive Network Inc. and NTN Canada, Inc.+
   10.10    Registration Rights Agreement, dated October 1, 1996, among NTN
            Canada, Inc., Connolly-Daw Holdings Inc. and 1199846 Ontario Ltd.+
   10.11    Employment Agreement, dated as of August 31, 1994, between NTN
            Interactive Network Inc. and Peter Rona.+
   10.12    Management Agreement, dated October 1, 1996, between Magic Lantern
            Communications Ltd. and Connolly-Daw Holdings Inc.+
   10.13    Employment Agreement, dated October 1, 1996, between Magic Lantern
            Communications Ltd. and Douglas Connolly.+
   10.14    Employment Agreement, dated October 1, 1996, between Magic Lantern
            Communications Ltd. and Wendy Connolly.+
      22    List of Subsidiaries.
      23    Business Sector Data
      27    Financial Data Schedule.

+Incorporated by reference. See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NETWORKS NORTH INC.


Date: November 27, 1998                 By:          /s/ Peter Rona
                                           -------------------------------------
                                                  Peter Rona, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                     Capacity                    Date
           ---------                     --------                    ----

        /s/ Peter Rona           President, Chief Executive    November 27, 1998
------------------------------   Officer, Principal
          Peter Rona             Financial and Accounting
                                 Officer, Chairman of the
                                 Board and Director

     /s/ Douglas Connolly                   Director           November 27, 1998
------------------------------
       Douglas Connolly

      /s/ Daniel C. Downs                   Director           November 27, 1998
------------------------------
        Daniel C. Downs

       /s/ Dale G. Smith                    Director           November 27, 1998
------------------------------
         Dale G. Smith

    /s/ Lorne C. Stephenson                 Director           November 27, 1998
------------------------------
     Lorne C. Stephenson

    /s/ Adrian P. Towning                   Director           November 27, 1998
------------------------------
       Adrian P. Towning

       /s/ Bart Yabsley                     Director           November 27, 1998
------------------------------
         Bart Yabsley

 2.1        Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw
            Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy
            Connolly and NTN Interactive Network Inc., minus Schedules thereto................................................+1, Exh. 10.1
 3.1        Articles of Incorporation, as amended to date..................p. 59
 3.2        By-Laws, as amended to date....................................p. 62
 4.1        Specimen Stock Certificate.....................................p. 71
10.1        License Agreement, dated March 23, 1990, between NTN Communications,
            Inc. and NTN Interactive Network Inc...................+2, Exh. 10.9
10.2        Stock Purchase Agreement, dated as of October 4, 1994, between NTN
            Canada and NetStar Enterprises Inc. (formerly, Labatt Communications
            Inc.).....................................................+3, Exh. A
10.3        Option, dated as of October 4, 1994, registered in the name of
            NetStar Enterprises Inc. (formerly, Labatt Communications
            Inc)......................................................+3, Exh. B
10.4        Designation Agreement, dated as of October 4, 1994, among NTN
            Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises
            Inc. (formerly Labatt Communications
            Inc.).....................................................+3, Exh. C
10.5        Registration Rights Agreement, dated as of October 4, 1994, between
            NTN Canada and NetStar Enterprises Inc. (formerly, Labatt
            Communications Inc.)......................................+3, Exh. D
10.6        Promissory Note of NTN Interactive Network Inc. registered in the name of Connolly-Daw Holdings, Inc.....................+1, Exh. 10.2
10.7        Promissory Note of NTN Interactive Network Inc., registered in the name of 1199846 Ontario Ltd............................+1, Exh. 10.3
10.8        Option Agreement, dated October 1, 1996, among Connolly-Daw
            Holdings Inc., NTN Interactive Network Inc. and NTN Canada,
            Inc....................................................+1, Exh. 10.5
10.9        Option Agreement, dated October 1, 1996, among 1199846
            Ontario Ltd., NTN Interactive Network Inc. and NTN Canada,
            Inc....................................................+1, Exh. 10.6
10.10       Registration Rights Agreement, dated October 1, 1996, among NTN
            Canada, Inc., Connolly-Daw Holdings Inc. and 1199846 Ontario
            Ltd....................................................+1, Exh. 10.4
10.11       Employment Agreement, dated as of August 31, 1994, between NTN
            Interactive Network Inc. and Peter Rona...............+4, Exh. 10.11
10.12       Management Agreement, dated October 1, 1996, between
            Magic Lantern Communications Ltd. and Connolly-Daw Holdings
            Inc...................................................+4, Exh. 10.12
10.13       Employment Agreement, dated October 1, 1996, between Magic Lantern
            Communications Ltd. and Douglas Connolly..............+4, Exh. 10.13
10.14       Employment Agreement, dated October 1, 1996, between Magic Lantern
            Communications Ltd. and Wendy Connolly................+4, Exh. 10.14
22          List of Subsidiaries..........................................p. 110
23          Business Sector Data..........................................p. 111
27          Financial Data Schedule...........................................++

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Networks North Inc.

We have audited the accompanying consolidated balance sheets of Networks North Inc. [formerly NTN Canada, Inc.] and subsidiaries as of August 31, 1998 and 1997 and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Networks North Inc. and subsidiaries as of August 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1998 in conformity with accounting principles generally accepted in the United States.


                                             /s/ Ernst & Young LLP

Toronto, Canada,
November 13, 1998.                           Chartered Accountants

Networks North Inc.
[formerly NTN Canada, Inc.]

                           CONSOLIDATED BALANCE SHEETS
                         [Expressed in Canadian dollars]
As at August 31

                                                                    1998              1997
                                                                      $                 $
-----------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                         1,001,115         2,421,797
Short-term investments [note 4]                                   2,042,333         1,705,014
Accounts receivable - trade [net of allowance for doubtful
  accounts of $53,000; 1997 - $51,000]                            2,668,184         1,547,395
Income taxes receivable                                              33,174                --
Inventory                                                           308,088           624,828
Prepaid expenses                                                    544,255           419,843
-----------------------------------------------------------------------------------------------
Total current assets                                              6,597,149         6,718,877
-----------------------------------------------------------------------------------------------
Investment in Viewer Services                                            --             5,758
Property and equipment, net [note 6]                              5,785,616         4,754,173
Licenses, net of accumulated amortization [note 3]                  290,945           225,046
Goodwill, net of accumulated amortization                         3,214,197         2,273,748
Notes receivable [note 5]                                           160,000           310,000
-----------------------------------------------------------------------------------------------
                                                                 16,047,907        14,287,602
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness [note 7]                                          145,339           641,000
Accounts payable - trade                                          1,440,223         1,165,434
Accrued liabilities                                                 588,949           455,110
Income taxes payable [note 8]                                            --           352,161
Current portion of long-term debt [note 9]                          348,803           605,310
-----------------------------------------------------------------------------------------------
Total current liabilities                                         2,523,314         3,219,015
-----------------------------------------------------------------------------------------------
Investment in Viewer Services                                        36,054                --
Long-term debt [note 9]                                           2,744,991         2,126,076
Less current portion                                               (348,803)         (605,310)
-----------------------------------------------------------------------------------------------
                                                                  2,432,242         1,520,766
-----------------------------------------------------------------------------------------------
Deferred income taxes [note 8]                                       59,173            59,173
-----------------------------------------------------------------------------------------------
Total liabilities                                                 5,014,729         4,798,954
-----------------------------------------------------------------------------------------------
Commitments and contingent liability [notes 10 and 14]
Shareholders' equity
Share capital [note 11]
  900,000 preferred shares [1997 - 950,000]                          10,917            11,523
  2,625,170 common shares [1997 - 2,441,992]                        162,484           150,211
  Capital in excess of par value                                  8,837,948         7,923,150
Retained earnings                                                 2,021,829         1,403,764
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                       11,033,178         9,488,648
-----------------------------------------------------------------------------------------------
                                                                 16,047,907        14,287,602
===============================================================================================

See accompanying notes

On behalf of the Board:

                                 Director                 Director

Networks North Inc.
[formerly NTN Canada, Inc.]

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                         [Expressed in Canadian dollars]

Years ended August 31

                                                                    1998              1997           1996
                                                                      $                 $              $
--------------------------------------------------------------------------------------------------------------
REVENUE
Program content services                                          4,134,839        3,932,912      3,520,814
Equipment rental                                                  1,710,451        1,642,305        959,153
Event programming                                                   602,571          434,965        409,722
Maintenance                                                         827,448          539,349        476,533
Equipment sales                                                      55,151          144,748        148,330
Advertising sponsorship                                             442,424          246,090        198,989
Video and software sales                                          5,456,738        2,277,768             --
Video dubbing                                                       747,138          399,082             --
Other                                                               795,212          734,470        604,710
--------------------------------------------------------------------------------------------------------------
                                                                 14,771,972       10,351,689      6,318,251
--------------------------------------------------------------------------------------------------------------

COST OF SALES [does not include depreciation]
Equipment                                                            89,287          258,701        298,243
Commissions [note 10]                                             2,136,659        1,757,922      1,549,729
Video and software                                                2,212,985          797,636             --
Video dubbing                                                       620,642          212,072             --
Other                                                               455,668          369,567        375,944
--------------------------------------------------------------------------------------------------------------
                                                                  5,515,241        3,395,898      2,223,916
--------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                               6,591,941        4,786,519      2,642,853
Bad debts                                                            43,123           48,284         54,990
--------------------------------------------------------------------------------------------------------------
                                                                  6,635,064        4,834,803      2,697,843
--------------------------------------------------------------------------------------------------------------
Income before interest, loss from investment, depreciation
 and amortization, income taxes and  minority interest            2,621,667        2,120,988      1,396,492
Interest and bank charges                                           137,942          109,834          8,657
Loss from investment in Viewer Services                              25,658           32,547             --
Depreciation and amortization                                     1,310,689          952,145        383,776
--------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                  1,147,378        1,026,462      1,004,059
Provision for income taxes [note 8]                                 419,084          433,900        463,000
--------------------------------------------------------------------------------------------------------------
Income before minority interest                                     728,294          592,562        541,059
Minority interest                                                  (110,229)          16,825             --
--------------------------------------------------------------------------------------------------------------
Net income for the year                                             618,065          609,387        541,059

Retained earnings, beginning of year                              1,403,764          794,377        253,318
--------------------------------------------------------------------------------------------------------------
Retained earnings, end of year                                    2,021,829        1,403,764        794,377
==============================================================================================================

Earnings per share [note 13]
Basic                                                                 $0.24            $0.25          $0.25
Diluted                                                               $0.22            $0.23          $0.23
==============================================================================================================

See accompanying notes

Networks North Inc.
[formerly NTN Canada, Inc.]

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         [Expressed in Canadian dollars]

Years ended August 31

                                                                   1998             1997             1996
                                                                     $                $                $
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income for the year                                           618,065          609,387          541,059
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
  Depreciation and amortization                                 1,310,689          952,145          383,776
  Deferred income taxes                                                --               --           20,000
  Imputed interest on non-interest bearing long-term debt          36,346               --               --
  Loss from investment in Viewer Services                          25,658           32,547               --
  Amortization of discount on notes and loans payable             107,286               --               --
Changes in assets and liabilities
  Decrease (increase) in short-term investments                  (337,319)       1,872,137       (1,525,770)
  Increase in accounts receivable                              (1,034,931)        (286,008)         (99,184)
  Decrease (increase) in inventory                                316,740          180,134          (75,915)
  Decrease (increase) in prepaid expenses                        (120,464)         253,487          (11,732)
  Increase in accounts payable and accrued liabilities            260,060           92,744          251,329
  Decrease in deferred revenue                                   (321,452)              --               --
  Increase (decrease) in income taxes payable/receivable         (385,335)         108,197          162,294
-------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                   475,343        3,814,770         (354,143)
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                             (2,012,543)      (1,040,765)      (1,171,849)
Increase in licenses                                              (78,401)              --               --
Acquisition of Magic Lantern Communications Ltd.
  [note 15[b]]                                                         --       (1,644,497)              --
Decrease (increase) in notes receivable [note 5]                       --          221,510         (350,000)
Investment in Viewer Services                                      16,154          (38,305)              --
Acquisition of Image Media Ltd. [note 15[c]]                           --         (590,000)              --
Acquisition of Interlynx Multimedia Inc. [note 15[a]]            (380,001)              --               --
-------------------------------------------------------------------------------------------------------------
Cash used in investing activities                              (2,454,791)      (3,092,057)      (1,521,849)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                (577,982)        (270,489)              --
Notes and loans payable                                         1,309,246          189,857               --
Repayment of notes and loans payable                             (273,963)              --               --
Mortgage payable                                                       --               --         (244,223)
Proceeds from exercise of options and warrants                    101,465            1,827          799,964
-------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                   558,766          (78,805)         555,741
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
  during the year                                              (1,420,682)         643,908       (1,320,251)
Cash and cash equivalents, beginning of year                    2,421,797        1,777,889        3,098,140
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                          1,001,115        2,421,797        1,777,889
=============================================================================================================

See accompanying notes

1. DESCRIPTION OF BUSINESS

Networks North Inc. [the "Company"] was incorporated originally under the name Triosearch Inc. under the laws of the State of New York on May 12, 1986. On June 9, 1988, the Company changed its name to NTN Canada, Inc., and on March 16, 1998, changed its name to Networks North Inc. The Company is the holding company for NTN Interactive Network Inc. ["Interactive"], which is a wholly-owned operating company, and also owns all of the outstanding stock of 3484751 Canada Inc., a corporation the Company established and incorporated under the Canada Business Corporations Act on April 20, 1998. 3484751 Canada Inc. was incorporated for the sole purpose of owning a property, purchased in 1998, on behalf of the Company, to provide Magic Lantern Communications Ltd. ["Magic"] with new operating facilities.

Interactive is incorporated under the Canada Business Corporations Act and has signed a license agreement [the "NTNC license"] with NTN Communications, Inc., an unrelated Delaware company, for exclusive representation of their interactive communications for all industry sectors in Canada. This interactive entertainment network allows viewers to participate actively in a variety of television programs, videotext services, trivia and sports games. Present subscribers to the Company's networks are hotels, restaurants, bars and university clubs. In addition, there are subscribers through a number of gateway services.

Each subscriber either purchases the system hardware directly or rents the system from Interactive. Interactive purchases the subscriber system from NTN Communications, Inc. and various other suppliers. Following the installation, each subscriber pays a monthly fee to Interactive for the program content and maintenance services, which range from $650 to $750. The monthly fees for rental systems range from approximately $255 to $290.

Interactive owns all of the outstanding stock of Magic. Magic, which is involved in the marketing and distribution of educational video and media resources, conducts its operations directly and through its wholly-owned subsidiaries, 745695 Ontario Ltd. ["Custom Video"] and B.C. Learning Connection ["BCLC"], its 75% ownership of Sonoptic Technologies Inc. ["STI"] and its ownership of 50% of the outstanding shares of 1113659 Ontario Ltd. ["Viewer Services"], a joint venture operated with International Tele-Film Enterprises Ltd.

On September 10, 1997, effective September 1, 1997, Interactive acquired 51% of the outstanding shares of Interlynx Multimedia Inc. ["Interlynx"]. Interlynx designs and develops educational and corporate mutimedia, web-based training programs, CD-ROMs and Web Sites. It conducts its operations directly and through its 60% ownership of the outstanding shares of Interlynx International Inc., which is the marketing and sales arm of Interlynx responsible for the international brokering of CD-ROM products from developers around the world.

2. ECONOMIC DEPENDENCE

Interactive is dependent upon NTN Communications, Inc. as its sole supplier for the transmission of program content to the Company's subscribers. In the event that NTN Communications, Inc., which operates under the going-concern assumption, terminates the transmission of program content, the Company believes, but cannot assure, that such services are likely to be continued by others. As of September 30, 1998, NTN Communications, Inc. had shareholders' equity of $10,535,000 and working capital of $3,089,000 according to its unaudited balance sheet included in its quarterly report. NTN Communications, Inc. has reported a quarterly net loss for September 1998 of $322,000, quarterly net income for June 1998 of $1,344,000 and a quarterly net loss for March 1998 of $613,000. It reported a net loss for the year ended December 31, 1997 of $12,457,000. All such amounts are quoted in U. S. dollars [notes 10 and 12].

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements have been expressed in Canadian dollars which is the currency of the primary economic environment in which operations are conducted.

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

Basis of consolidation

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Interactive, Magic and 3484751 Canada Inc., and its 51%-owned subsidiary Interlynx. Viewer Services, the joint venture in which Magic has a 50% interest, has been recorded as an equity investment. There are no differences between the carrying amount of the investment and the underlying equity in the net assets of Viewer Services. All significant intercompany transactions have been eliminated.

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

Revenue from video and software sales is recognized upon delivery of the goods sold.

Revenue from video dubbing is recognized upon shipment of the video tapes.

Cash and cash equivalents

Cash and cash equivalents include cash and term deposits which mature in less than three months from the date of issue. The carrying value of term deposits approximates their fair values.

Short-term investments

Investments at August 31, 1998 consist of debt securities and marketable equity securities, while the comparable figure for 1997 consists of money market funds, debt securities and marketable equity securities. The Company has classified its portfolio as "trading". Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net income for the year. The fair value of these securities represents current quoted market offer prices.

Inventory

Inventory consists of finished goods held for sale or rent, which are valued at the lower of cost, using the first-in, first-out method, and net realizable value.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated using a declining balance rate of 20%. Computer equipment as well as masters and libraries are depreciated using a declining balance rate of 30%. Automobiles are depreciated on a straight-line basis over 3 years, buildings on a straight-line basis over 25 years, software on a straight-line basis over 3 years and rental equipment and leasehold improvements both on a straight-line basis over 5 years.

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

Licenses and goodwill

Licenses are stated at cost less accumulated amortization. Amortization for the NTNC license is provided over a 24-year period using the straight-line basis to December 31, 2015. Accumulated amortization amounted to $100,005 [1997 - $87,503].

On August 28, 1998, the Company entered into an agreement [the "Players license"] for $78,401 [U.S.$50,000] with Players Network Inc. ["Players"], whereby the Company was appointed by Players as the exclusive Canadian distributor of its products. The Company was also granted the irrevocable option, by Players, to purchase from treasury, up to 50,000 common shares in the capital stock of Players, at a purchase price of U.S.$1.75 per share. This option expires on August 28, 2000. The agreement provides the Company the right to terminate the agreement for the 30-day period immediately following the end of the first year of the term of the agreement. In the event the agreement is so terminated, the Company would receive, from treasury, 50,000 common shares in the capital stock of Players. Amortization of this license will be provided for over a 10-year period using the straight-line basis to 2008.

Goodwill is stated at cost less accumulated amortization. Amortization is provided using the straight-line basis over a period varying from 10 to 20 years, depending on the transaction which generated the goodwill. Accumulated amortization amounted to $465,208 [1997 - $269,628].

On an ongoing basis, management reviews the valuation and amortization of the licenses and goodwill, taking into consideration any events and circumstances which might have impaired the fair value. The Company assumes there is an impairment if the carrying amount is greater than the recoverable amount. The amount of impairment, if any, is measured based on projected discounted future cash flows, using a discount rate that reflects the Company's average cost of funds.

Income taxes

The Company accounts for deferred income tax assets and liabilities based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.

Earnings per share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Employee stock options

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB 25"].

Recent pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ["SFAS 130"], No. 131 "Disclosures About Segments of an Enterprise and Related Information" ["SFAS 131"] and No. 133 "Accounting for Derivative Instruments and Hedging Activities" ["SFAS 133"]. SFAS 130 and SFAS 131 will be effective for the Company's August 31, 1999 year end. SFAS 133 will be effective for the Company's August 31, 2000 year end. The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

4. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

                                                      1998               1997
                                                        $                  $
--------------------------------------------------------------------------------
Money market funds                                        --            236,668
Cash on hand                                         308,570                 --
--------------------------------------------------------------------------------
Debt securities
  U.S. treasury securities                           857,632            574,645
  Corporate debt securities                          863,759            879,026
--------------------------------------------------------------------------------
Total debt securities                              1,721,391          1,453,671
--------------------------------------------------------------------------------
Margin account                                        89,345             34,030
Unrealized loss on margin account                    (76,973)           (19,355)
--------------------------------------------------------------------------------
Net margin account                                    12,372             14,675
--------------------------------------------------------------------------------
                                                   2,042,333          1,705,014
================================================================================

All investments are held in United States dollars.

At August 31, 1998, the Company held eighteen September 1998 Canadian dollar futures contracts [1997 - 10 contracts] as a hedge on the U.S. dollar denominated short-term investments. Each contract represents the right to purchase $100,000 Canadian at an exchange rate of 0.6648 [1997 - 0.7334] and therefore short-term investments of U.S.$1,196,640 were hedged at August 31, 1998 [1997 - U.S.$733,400]. The unrealized loss on this hedge was $76,973 at August 31, 1998 [1997 - $19,355]. These contracts are marked to market with realized and unrealized gains and losses deferred and recognized in income on a basis consistent with the trading security.

5. NOTES RECEIVABLE

Notes receivable consist of the following:

                                                       1998               1997
                                                         $                  $
--------------------------------------------------------------------------------
Long-term
Connolly-Daw Holdings Inc.                            160,000            160,000
Interlynx Multimedia Inc.                                  --            150,000
--------------------------------------------------------------------------------
                                                      160,000            310,000
================================================================================

The note receivable from Interlynx was eliminated upon consolidation resulting from the acquisition of Interlynx in 1998 [note 15[a]].

The unsecured note receivable from Connolly-Daw Holdings Inc. ["Connolly-Daw"] bears interest at the bank's prime rate, calculated and payable monthly, not in advance. The note is payable on demand, however, the Company does not intend to call the note within the next fiscal year. The President and Secretary of Connolly-Daw are the Controller and Chief Executive Officer of Magic. The bank's prime rate was 7.5% at August 31, 1998.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                              1998                                         1997
                            ---------------------------------------      ---------------------------------------
                                                              Net                                          Net
                                           Accumulated        book                      Accumulated        book
                               Cost       depreciation       value          Cost       depreciation       value
                                 $              $              $              $              $              $
------------------------------------------------------------------------------------------------------------------
Land                          785,500             --        785,500        520,500             --        520,500
Buildings                   1,477,051        115,543      1,361,508      1,069,828         67,012      1,002,816
Rental equipment            3,625,880      1,458,854      2,167,026      2,662,200        826,940      1,835,260
Equipment                   1,350,391        420,953        929,438      1,088,875        220,728        868,147
Software                       54,948         42,501         12,447         54,948         24,185         30,763
Automobiles                    51,173         37,997         13,176         51,173         24,777         26,396
Computer equipment            441,051        178,411        262,640        284,694         73,534        211,160
Masters and libraries         325,464        134,193        191,271        268,729         63,509        205,220
Leasehold improvements         78,164         15,554         62,610         55,433          1,522         53,911
------------------------------------------------------------------------------------------------------------------
                            8,189,622      2,404,006      5,785,616      6,056,380      1,302,207      4,754,173
==================================================================================================================

During the year, depreciation of property and equipment was $1,102,607 [1997 - $782,568; 1996 - $344,908].

7. BANK INDEBTEDNESS

Bank indebtedness consists of the following:

[a] The Company has a demand operating loan facility with a maximum amount of $500,000 bearing interest at the bank's prime rate. The Company has not utilized this facility. The bank's prime rate was 7.50% at August 31, 1998.

[b] Interlynx has a demand operating loan facility, with a maximum amount of $100,000, bearing interest at the bank's prime rate plus 0.75%. At August 31, 1998, the balance outstanding is $64,339. The amount is due on demand from the Royal Bank of Canada and interest is payable monthly. Interlynx also has a demand installment loan facility with a maximum amount of $85,000. At August 31, 1998, the balance outstanding is $81,000 and bears interest at the bank's prime rate plus 1%. The amount is due on demand from the Royal Bank of Canada and is repayable in monthly principal amounts of $2,000 plus interest. The weighted average interest rate for fiscal 1998 was 7.06%. The fair value of the demand operating and demand installment loans approximates the total carrying value of $145,339.

      These demand loans are secured by a general security agreement covering all assets of Interlynx, other than real property, as well as a guarantee and postponement of claim signed by Interactive, limited to $185,000.

[c] At August 31, 1997, the Company had a demand installment loan which was initially established to acquire Magic's land and building at Pacific Road and was due on demand from the Royal Bank of Canada. The debt bore interest at the bank's prime rate plus 0.5% [1997 - 5.25%] and was repayable in monthly principal amounts of $1,500 plus interest. The weighted average interest rate for fiscal 1997 was 5.07%. The fair value of the demand installment loan approximated the carrying value of $641,000. During 1998, this installment demand loan was refinanced with a five year Matched Fund Term Loan [note 9[v]].

8. INCOME TAXES AND DEFERRED INCOME TAXES

The provision for income taxes consists of the following:

                                      1998              1997              1996
                                        $                 $                 $
--------------------------------------------------------------------------------
Current
  Federal                            273,503           282,000           216,800
  Provincial                         145,581           151,900           116,800
  Foreign                                 --                --           109,400
--------------------------------------------------------------------------------
                                     419,084           433,900           443,000
--------------------------------------------------------------------------------
Deferred
  Federal                                 --                --            13,000
  Provincial                              --                --             7,000
--------------------------------------------------------------------------------
                                          --                --            20,000
--------------------------------------------------------------------------------
                                     419,084           433,900           463,000
================================================================================

The difference between the provision for income taxes and the amount computed by applying the combined basic federal and provincial income tax rate of 44.6% [1997 - 44.6%; 1996 - 44.6%] to income before income taxes is as set out below:

                                               1998         1997         1996
                                                 $            $            $
--------------------------------------------------------------------------------
Statutory rate applied to pre-tax income      511,960      472,318      448,011
Benefit of prior year's losses not
  previously recognized                       (77,537)     (87,086)     (11,632)
Expenses not deductible for tax purposes      105,414       44,735        6,802
Non-taxable accounting income                (154,810)          --           --
Other                                          34,057        3,933       19,819
--------------------------------------------------------------------------------
                                              419,084      433,900      463,000
================================================================================

As at August 31, 1998, the Company's deferred tax assets primarily related to the benefit of realizing losses carried forward, net of a valuation allowance of $558,000 [1997 - $355,000], was nil, and the deferred tax liability substantially related to property and equipment was $59,173 [1997 - $59,173].

At October 1, 1996, Magic and its subsidiaries had aggregate operating losses of $676,000. The purchase price of Magic has not been allocated to the operating losses since a valuation allowance has been charged against the entire amount.

At September 1, 1997, Interlynx and its subsidiary had aggregate operating losses of $677,000. The purchase price of Interlynx has not been allocated to the operating losses since a valuation allowance has been charged against the entire amount.

Accordingly, when realized, the tax benefit of the unrecognized loss carryforwards will be applied to reduce goodwill related to the acquisitions of Magic and Interlynx.

At August 31, 1998, certain subsidiaries of the Company have loss carryforwards of $1,250,000. These losses begin to expire in 1999.

During fiscal 1998, 1997 and 1996, the Company paid income taxes of $795,669, $343,608 and $277,334, respectively.

9. LONG-TERM DEBT

Long-term debt consists of the following:

                                                          1998           1997
                                                            $              $
--------------------------------------------------------------------------------
Loans payable
Provincial Holdings Ltd. ["PHL"] [i]                     750,000        750,000
Less unamortized discount                                     --        (43,980)
--------------------------------------------------------------------------------
                                                         750,000        706,020
Business Development Bank of Canada [ii]                      --        144,000
Province of New Brunswick ["PNB"] [iii]                   19,381         52,381
Atlantic Canada Opportunities Agency
  ["ACOA"] [iv]                                           51,010         51,010
Royal Bank of Canada [v]                               1,309,246             --
--------------------------------------------------------------------------------
                                                       2,129,637        953,411
--------------------------------------------------------------------------------

Notes payable
Promissory notes - unsecured principal amount
  [note 15]                                              625,000      1,250,000
Less unamortized discount                                (47,033)      (146,685)
--------------------------------------------------------------------------------
                                                         577,967      1,103,315
Lien notes [vi]                                           37,387         69,350
--------------------------------------------------------------------------------
                                                         615,354      1,172,665
--------------------------------------------------------------------------------
                                                       2,744,991      2,126,076
================================================================================

[i] In June 1995, PHL advanced $750,000 to STI. This loan is secured by a demand promissory note signed by STI and bears interest at 6% per annum, compounded annually, commencing October 1995. Interest was forgiven by PHL for the period from October 1, 1995 to September 30, 1998. The carrying value of the loan approximates its fair value. Subsequent to September 1998, the loan will bear interest at 6.75% compounded annually.

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

[ii] The Business Development Bank of Canada loan was repaid in 1998. The loan bore interest at 9.75% and was repayable in monthly principal amounts of $4,000 plus interest. The interest rate was fixed until March 2000. The loan was secured by a charge over the assets of the Company. It was subject to priority and subordination agreements between the Company, the Business Development Bank of Canada and the Royal Bank of Canada. The fair value of this loan at August 31, 1997 was $152,304.

[iii] In June 1995, PNB advanced $100,000 to STI. The loan is subject to a loan agreement dated May 25, 1995 and is secured by a demand promissory note which bears interest at 9.7% per annum, calculated half period, not in advance. Subject to a forgiveness agreement outlined below, the principal plus interest is repayable at the earlier of [a] January 31, 1998 or earlier at the option of STI or [b] any breach of STI's obligations under the loan agreement. No interest or principal repayments have been made and PNB has not demanded any payments. It is anticipated that PNB will amend the forgiveness agreement by reducing the number of full-time employees required and extending the period during which they must be employed.

      A forgiveness agreement dated May 24, 1995 provides that the principal plus interest may be forgiven in whole or in part, the amount dependent upon STI's number of full-time employees during the 1997 calendar year. An amount of $80,619 is included as forgiven in these consolidated financial statements, being a proportionate amount for the period from January to December 1997. The recorded loan approximates the fair value of the debt at August 31, 1998.

[iv] ACOA advanced this unsecured non-interest bearing loan to STI in April 1995. The loan is repayable in fifteen equal quarterly installments commencing April 2000. The fair value of the loan approximates its carrying value.

[v] In April 1998, the Royal Bank of Canada made available a Matched Fund Term Loan in the amount of $1,319,000 in order to finance the purchase of 10 Meteor Drive, including leaseholds, and to refinance the demand installment loan on 775 Pacific Road, a property owned by Magic. Borrowings are repayable by blended monthly payments of principal and interest based on a 20-year amortization period with the balance due and payable at the end of the 5-year term on April 27, 2003. The interest rate in effect for the first 5-year term of the loan is 6.98%. The fair value of the loan approximates its carrying value.

      The loan is secured by a fixed debenture of $1,000,000, hypothecated to Magic's land and buildings, a guarantee and postponement of claim of $650,000 signed by Magic, a collateral first mortgage in the amount of $490,000 covering the property at 10 Meteor Drive, and a general security agreement covering all the assets of Interactive, other than real property.

[vi] The lien notes are secured by charges against certain capital assets held by Magic and are repayable in monthly blended payments of principal and interest. Interest rate on the remaining lien note is 13%. The carrying value of the lien notes approximates the fair value of the debt at August 31, 1998. Approximate annual principal payments required pursuant to these obligations are as follows:

                                                                       $
      --------------------------------------------------------------------------
      1999                                                          22,209
      2000                                                          24,328
      --------------------------------------------------------------------------
                                                                    46,537
      Less deferred interest                                         9,150
      --------------------------------------------------------------------------
                                                                    37,387
      ==========================================================================

      Approximate future annual principal payments for long-term debt, exclusive of the above lien notes, are as follows:

                                                                      $
      --------------------------------------------------------------------------
      1999                                                         332,692
      2000                                                         340,953
      2001                                                          50,276
      2002                                                         802,926
      2003 and thereafter                                        1,180,757
      ==========================================================================

      During fiscal 1998, 1997 and 1996, the Company paid interest of $101,596, $46,528 and $8,657, respectively.

10. COMMITMENTS

[a]   Commissions expense to NTN Communications, Inc.

      Commissions paid to NTN Communications, Inc. are recognized when the related revenues are earned at the rate of U.S. $2,205 per year per subscriber [note 12].

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

[c]   Lease commitments

      The future minimum annual lease payments under operating leases are as follows:

      Vehicles                                                        $
      --------------------------------------------------------------------------
      1999                                                          19,832
      2000                                                           8,785
      2001                                                           3,661
      --------------------------------------------------------------------------
                                                                    32,278
      ==========================================================================

      Office equipment                                                $
      --------------------------------------------------------------------------
      1999                                                          30,584
      2000                                                          30,584
      2001                                                          10,495
      --------------------------------------------------------------------------
                                                                    71,663
      ==========================================================================

      Premises                                                        $
      --------------------------------------------------------------------------
      1999                                                         113,302
      2000                                                         104,608
      --------------------------------------------------------------------------
                                                                   217,910
      ==========================================================================

      Operating lease expenses were $190,792 for 1998, $82,525 for 1997, and $17,808 for 1996.

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

      As at August 31, 1998, the value of the shares, if redeemed, totaled a nominal amount.

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

[b]   Issued and outstanding shares

      As at August 31, 1998, 900,000 preferred shares [1997 and 1996 - 950,000 preferred shares] with a paid-up amount of $10,917 [1997 and 1996 - $11,523] were issued and outstanding. During 1998, 50,000 preferred shares were converted to 10,714 common shares.

      Effective August 15, 1996, the Company elected a three for two common share stock split. This stock split has been applied retroactively to all common share data presented in these consolidated financial statements. Common shares issued and outstanding for accounting purposes are as follows:

                                                  Common shares
                                             -----------------------    Capital in excess
                                               Number        Amount        of par value        Total
                                                  #             $                $               $
      --------------------------------------------------------------------------------------------------
      Issued and outstanding as at
        August 31, 1995                       2,056,145      125,573         7,145,997       7,271,570
      Issue of common shares through
        private placement [i]                   134,886        8,615            (8,615)             --
      Exercise of 167,000 warrants              250,500       15,999           783,965         799,964
      --------------------------------------------------------------------------------------------------
      Balance as at August 31, 1996           2,441,617      150,187         7,921,347       8,071,534
      Exercise of 375 stock options                 375           24             1,803           1,827
      --------------------------------------------------------------------------------------------------
      Balance as at August 31, 1997           2,441,992      150,211         7,923,150       8,073,361
      Payment on promissory notes [ii]           87,255        6,066           553,934         560,000
      Interlynx acquisition [note 15[a]]         55,209        3,570           261,430         265,000
      Conversion of preferred shares             10,714          606                --             606
      Exercise of 30,000 stock options           30,000        2,031            99,434         101,465
      --------------------------------------------------------------------------------------------------
      Balance as at August 31, 1998           2,625,170      162,484         8,837,948       9,000,432
      ==================================================================================================

      [i] On October 4, 1994, Labatt Communications Inc., predecessors in interest to NetStar Enterprises Inc. ["NetStar"], acquired a 35% equity interest [674,594 common shares] in the Company for U.S. $3,150,000. Additional common shares were issued to NetStar as follows:

                                                                #
            --------------------------------------------------------------------
            August 31, 1995                                  116,307
            March 31, 1996                                    22,617
            August 31, 1996                                  112,269
            ====================================================================

            These shares were issued in order to maintain NetStar's 35% equity position as the result of pre-existing warrants being exercised. NetStar also had the option, which expired April 1, 1998, to increase its equity interest to 51% at the then prevailing market price.

      [ii] The consideration for the acquisition of Magic [note 15[b]] included promissory notes with a maturity value of $1,250,000. Under the terms of the purchase agreement, the Company elected to issue common shares as payment against $560,000 of these notes.

[c]   Number of outstanding warrants

      Pursuant to a private offering in July 1993, the Company issued 167,000 "A" and 167,000 "B" warrants. All of the "A" warrants were exercised prior to August 31, 1995. All of the "B" warrants were exercised prior to July 30, 1996.

[d]   Long-Term Incentive Plan

      The Company has adopted a Long-Term Incentive Plan [the "Plan"] designed to compensate key employees of the Company for the performance of their corporate responsibilities. The benefits to employees under the Plan are dependent upon improvement in market value of the Company's common shares. The Plan offers selected key employees the opportunity to purchase common shares through the exercise of a stock option. An option entitles the employee to purchase common shares from the Company at a price determined on the date the option is granted. The option exercise price is the closing trading price of the stock on the day prior to the grant date. The options vest over a two-year period from the grant date, 50% after one year and 50% at the end of the second year. The options expire five years after the grant date. The Plan also provides that selected key employees may receive common shares as an award of Restricted Stock. Restricted Stock consists of common shares that are awarded subject to certain conditions, such as continued employment with the Company or an affiliate for a specified period. Up to 1,000,000 common shares may be issued under the Plan.

      The following is a summary of outstanding stock options:

                                              Weighted average
                                               exercise price         Total
                                                    U.S.$               #
--------------------------------------------------------------------------------
Issued and outstanding as at August 31, 1995                         186,429
Issued                                              3.55             116,250
Expired                                             5.83             (21,429)
--------------------------------------------------------------------------------
Balance as at August 31, 1996                                        281,250
Issued                                              4.82              85,500
Forfeited                                           3.50              (3,375)
Exercised                                           3.50                (375)
--------------------------------------------------------------------------------
Balance as at August 31, 1997                                        363,000
Issued                                              4.00             156,500
Forfeited                                           4.40             (29,500)
Exercised                                           2.33             (30,000)
--------------------------------------------------------------------------------
Balance as at August 31, 1998                                        460,000
================================================================================

Exercise price                  Expiry date                            Total
  U.S. $ [i]                                                             #
--------------------------------------------------------------------------------
3.00                            January 10, 1999                       7,500
3.00                            October 5, 1999                       75,000
3.00                            November 23, 1999                     30,000
3.00                            April 6, 2000                         15,000
3.00                            November 20, 2000                     97,500
3.00                            April 29, 2001                         4,500
3.00                            November 25, 2001                     73,500
3.00                            April 8, 2002                          4,500
3.00                            November 17, 2002                    152,500
--------------------------------------------------------------------------------
Balance as at August 31, 1998                                        460,000
================================================================================

      [i] Repriced options

      At a meeting of the Company's Board of Directors on July 10, 1998, the Board determined that it was in the best interests of the Company to offer the holders of options, pursuant to the Company's Long-Term Incentive Plan, a reduction in the exercise price of outstanding options to $3.00 per share if the option holders agreed not to exercise such options for at least six months after the repricing. Option holders were given the choice of keeping their existing option pricing in lieu of agreeing not to exercise such options for six months. All option holders chose to receive repriced options. Accordingly, at August 31, 1998, none of the options are exercisable. The reprice option exercise amount is the closing trading price of the Company's stock on July 9, 1998.

      Of the 460,000 outstanding stock options, 385,000 [1997 - 253,500]
      restricted common shares are issuable upon the exercise of the stock options outstanding in the above table. Non-restricted common shares are issuable for the remaining options outstanding. Effective September 2, 1998 all outstanding stock options and restricted common shares were registered. Therefore, after September 2, 1998 the exercise of any stock options will result in the issue of non-restricted common shares.

      The weighted average fair value of options granted during 1998 was U.S. $1.21 [1997 - U.S. $2.56; 1996 - U.S.$1.34].

      The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of APB 25. Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the consolidated financial statements for these plans.

      Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for 1998 and 1997: risk-free interest rate of 5.47% [1997 - 3.0%]; dividend yield of 0% [1997 - 0%]; volatility factor of 0.709 [1997 - 0.522]; and a weighted average expected life of the options of 3 years [1997 - 3 years].

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

      The Company's pro forma net income and earnings per share follows:

                                               1998         1997
                                                 $            $
--------------------------------------------------------------------------------
Pro forma net income                        264,011      428,657
--------------------------------------------------------------------------------
Pro forma earnings per share
Basic                                          0.10         0.16
Diluted                                        0.09         0.15
--------------------------------------------------------------------------------

      The pro forma net income reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation expense for options under FAS 123 is not reflected in the pro forma net income since compensation expense is reflected over the option vesting periods and compensation expense for options granted prior to September 1, 1995 is not considered.

12. AGREEMENTS WITH NTN COMMUNICATIONS, INC.

Pursuant to an agreement dated March 23, 1990 and in consideration for the services granted to it, Interactive pays to NTN Communications, Inc. the amount of U.S.$2,205 per year per User Agreement executed by Interactive for every year of each User Agreement. Interactive also pays NTN Communications, Inc. a royalty fee equal to 25% of the net revenues as defined in the agreement derived from all services except for certain hospitality and Special Projects that existed at March 23, 1990; a royalty fee equal to the Production Quotation submitted by NTN Communications, Inc. plus 10% of the gross profit of Special Projects [special broadcasts for a non-continuous selective event]; and a one-time royalty fee equal to NTN Communications, Inc.'s production costs for any new programming developed by Interactive to be added to the existing programming schedule. The agreement expires on December 31, 2015.

Total amounts expensed in the year under these agreements were $1,792,002 [1997
- $1,757,718; 1996 - $1,339,263].

13. EARNINGS PER SHARE

Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the years ended August 31:

                                                    1998        1997        1996
--------------------------------------------------------------------------------
Numerator
Net income [numerator for basic
   earnings per share]                          $618,065    $609,387    $541,059
Imputed interest on non-interest bearing
   long-term debt                                $36,346     $63,306          --
Numerator for diluted earnings per share        $654,411    $672,693     541,059

Denominator
For basic weighted average number of shares    2,550,805   2,441,992   2,144,175

Effect of dilutive securities
Convertible preferred shares                     196,673     203,571     203,571
Convertible promissory notes                     147,290     185,448          --
Employee stock options                            28,000      49,687      36,723

Denominator for diluted earnings per share -
   adjusted weighted average number of
   shares and assumed conversions              2,922,768   2,880,698   2,384,469

Basic earnings per share                           $0.24       $0.25       $0.25

Diluted earnings per share                         $0.22       $0.23       $0.23
--------------------------------------------------------------------------------

Options to purchase 460,000 shares of common stock at $3.00 per share were outstanding during 1998, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares, and therefore the effect would be anti-dilutive.

14. CONTINGENT LIABILITY

On June 12, 1992, the Company filed a lawsuit against Interactive Network Inc., Mountainview, California, U.S.A. a third party and its president. The suit seeks a non-infringement declaration with respect to a Canadian patent. This action was discontinued on September 9, 1998.

On June 18, 1992, Interactive Network Inc., a third party, instituted proceedings against NTN Communications, Inc., NTN Interactive Network Inc. and the Company in the Federal Court of Canada and in the California Supreme Court claiming patent infringement. It is the opinion of the Company's management and its legal representatives that this patent infringement claim will be successfully defended.

Revenue Canada is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. No assessment has been made to date by Revenue Canada. Management believes that it has valid defenses with respect to these matters and accordingly, no amount has been recorded in these consolidated financial statements. In the event that such matters are settled in favour of Revenue Canada, the amounts could be material and would be recorded in the period in which they become determinable.

15. BUSINESS ACQUISITIONS

[a] Interlynx Multimedia Inc.

      Effective September 1, 1997, the Company acquired 51% of Interlynx and its subsidiary for a purchase price of $622,000. The purchase price was satisfied by $357,000 in cash and the issue of 55,209 shares with a value of $4.80 per share. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                                 $
      --------------------------------------------------------------------------
      Goodwill                                              1,136,029
      Net assets purchased                                   (491,028)
      Acquisition costs capitalized                           (23,001)
      --------------------------------------------------------------------------
      Purchase price                                          622,000
      ==========================================================================

      The excess of cost over tangible assets acquired of $1,136,029 was allocated to goodwill, which is being amortized over twenty years.

      The Company's 51% share of the operating results of Interlynx are included in the Company's consolidated financial statements of operations and retained earnings from the date of acquisition.

      The following unaudited pro forma information for the acquisition of Interlynx has been prepared as if this acquisition had occurred on September 1, 1996. The information is based on historical results of the separate companies and may not necessarily be indicative of the results which may occur in the future. The pro forma information includes the expense for amortization of goodwill resulting from this transaction, but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

                                                        Year ended
                                                      August 31, 1997
                                                             $
      --------------------------------------------------------------------------
      Revenue                                              10,611,413
      Income before amortization of goodwill                  442,808
      Income after amortization of goodwill                   386,007
      Earnings per share - diluted                               0.13
      ==========================================================================

[b] Magic Lantern Communications Ltd.

      Effective October 1, 1996, the Company acquired 100% of Magic and its subsidiaries for a purchase price of $1,553,315 calculated on a discounted basis. Magic is a Canadian corporation which distributes educational videos and provides related services. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                                $
      --------------------------------------------------------------------------
         Goodwill                                           2,219,623
         Net assets purchased                                (575,126)
         Acquisition costs capitalized                        (91,182)
      --------------------------------------------------------------------------
         Total purchase price                               1,553,315
      ==========================================================================

      The excess of cost over tangible assets acquired of $2,219,623 was allocated to goodwill, which is being amortized over twenty years.

      The purchase price was satisfied by $450,000 in cash and the issue of two non-interest bearing promissory notes with a maturity value of $1,250,000. The first promissory note of $703,133 is repayable by cash payments of $78,133 on August 31, 1998, $312,500 on August 31, 1999 and $312,500 on
      August 31, 2000. Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1998 to issue common shares in lieu of the aforesaid payments as follows: 12,276 shares on August 31, 1998, 49,097 shares on August 31, 1999 and 49,096 shares on August 31, 2000. Should the Company not elect to deliver common shares, the noteholder has the right, exercisable between July 1, 1998 and July 31, 1998, to require the Company to issue the common shares as described. The balance due of $78,133 on August 31, 1998 was satisfied by the issuance of 12,276 common shares [note 11[b]]. The fair value of this promissory note approximates its carrying value.

      The August 31, 1999 and 2000 payments may be accelerated at the option of the noteholder if certain arrangements pursuant to an employment agreement with a shareholder of the noteholder [the "employee"] do not extend beyond September 1, 1998.

      The second promissory note of $546,867 is payable by cash payments of $312,500 on August 31, 1997 and $234,367 on August 31, 1998.
      Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1997 to issue common shares in lieu of the aforesaid payments as follows: 49,097 shares on August 31, 1997 and 36,821 shares on August 31, 1998. The balance due of $312,500 on August 31, 1997 was satisfied by the payment of $65,000 and the issuance of 38,158 common shares on September 5, 1997. The balance due of $234,367 on August 31, 1998 was satisfied by the issuance of 36,821 common shares [note 11[b]]. The fair value of this promissory note approximates its carrying value.

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

      The operating results of Magic are included in the Company's consolidated financial statements of operations and retained earnings from the date of acquisition.

[c] Image Media Ltd. and Pilot Software

      Effective August 18, 1997, the Company acquired certain of the business assets of Image Media Ltd. and 802117 Ontario Inc., operating as Pilot Software, for cash of $590,000. This acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as follows:
                                                                 $
      --------------------------------------------------------------------------
      Equipment                                               481,000
      Goodwill                                                 45,000
      Inventory                                                37,000
      Sundry receivable                                        27,000
      --------------------------------------------------------------------------
                                                              590,000
      ==========================================================================

16. SEGMENTED INFORMATION

The Company operates in the interactive television entertainment and educational and multimedia distribution industries. Business segment information for the years ended August 31, 1998 and 1997 is as follows:

                                Interactive   Educational and
                                television       multimedia         1998
                               entertainment    distribution        Total
                                     $               $                $
--------------------------------------------------------------------------------
Total revenue                    8,350,166       6,421,806       14,771,972
Operating income                 1,118,039          29,339        1,147,378
Identifiable assets              4,887,935       4,451,382        9,339,317
Corporate assets                 4,794,976       1,913,614        6,708,590
Capital expenditures             1,787,043         225,500        2,012,543
Depreciation and amortization      784,113         526,576        1,310,689
Loss from equity investment             --         (25,658)         (25,658)
--------------------------------------------------------------------------------

                                Interactive   Educational and
                                television       multimedia         1997
                               entertainment    distribution        Total
                                     $               $                $
--------------------------------------------------------------------------------
Total revenue                    7,535,537       2,816,152       10,351,689
Operating income                   964,052          62,410        1,026,462
Identifiable assets              3,893,824       3,452,415        7,346,239
Corporate assets                 5,319,009       1,622,354        6,941,363
Capital expenditures               866,981         654,784        1,521,765
Depreciation and amortization      602,773         349,372          952,145
Loss from equity investment             --         (32,547)         (32,547)
--------------------------------------------------------------------------------

Total revenue by industry segment is net of intersegment sales which were immaterial. Operating income is equal to income before income taxes and minority interest, and includes deductions for items such as interest and depreciation and amortization. Identifiable assets by industry are those assets used in the Company's operations in each industry. Corporate assets are principally cash and cash equivalents, short-term investments and intangible assets. The Company has a 50% interest in Viewer Services, whose operations are vertically integrated with the Company's operations in the educational and multimedia distribution segment. This investment is being accounted for on the equity basis. The Company's equity in the net loss of Viewer Services was $25,658 [1997 - $32,547], while investment in the net assets of Viewer Services was ($36,054) [1997 - $5,758].

Comparatives for previous years have not been presented due to the fact that 1997 was the first year that the educational and multimedia distribution segment was part of the Company's operations.

17. RELATED PARTY TRANSACTIONS

During 1997, the Company had sales of $157,500 to and purchases of $100,000 from corporations controlled by a shareholder. There were no similar transactions in 1998.

Included in accounts receivable is approximately $181,000 of amounts due from employees and shareholders. The amounts are due on demand and non-interest bearing.

18. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The 1997 and 1996 comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 1998 consolidated financial statements.