Form 10-Q
period 1998-11-30
NETWORKS NORTH INC
filed 1999-01-14
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: November 30, 1998
Commission file number: 0-18066

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

                          Yes |X|                No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1998: 2,625,170 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION

    NETWORKS NORTH INC. (FORMERLY KNOWN AS NTN CANADA, INC.) AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                         PERIOD ENDED NOVEMBER 30, 1998

Item

Item 1. Financial Statements:

         Consolidated Balance Sheets -
                  as at November 30, 1998 and August 31, 1998

         Consolidated Statements of Operations and Retained Earnings - for the Three Months Ended November 30, 1998 and 1997

         Consolidated Statements of Cash Flows -
                  for the Three Months Ended November 30, 1998 and 1997

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                           CONSOLIDATED BALANCE SHEETS
                  AS AT NOVEMBER 30, 1998 AND AUGUST 31, 1998
                   (Expressed in Canadian dollars - unaudited)

=========================================================================================================
                                                                  November 30, 1998       August 31, 1998
                                                                           $                      $
---------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                              1,188,138              1,001,115
Short-term temporary investments                                       1,998,892              2,042,333
Accounts receivable, trade - net of allowance for doubtful
         accounts of $53,000; August - $53,000                         2,839,124              2,668,184
Income taxes receivable                                                       --                 33,174
Inventory                                                                193,095                308,088
Prepaid expenses                                                         842,747                544,255
---------------------------------------------------------------------------------------------------------
Total current assets                                                   7,061,996              6,597,149
---------------------------------------------------------------------------------------------------------
Property and equipment, net                                            5,740,037              5,785,616
Licenses, net of accumulated amortization                                285,857                290,945
Goodwill, net of accumulated amortization                              3,165,660              3,214,197
Notes receivable                                                         160,000                160,000
---------------------------------------------------------------------------------------------------------
                                                                      16,413,550             16,047,907
=========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                                        143,560                145,339
Accounts payable - trade                                               1,592,615              1,440,223
Accrued liabilities                                                      584,558                588,949
Income taxes payable                                                      33,996                     --
Current portion of long-term debt                                        348,803                348,803
---------------------------------------------------------------------------------------------------------
Total current liabilities                                              2,703,532              2,523,314
---------------------------------------------------------------------------------------------------------
Investment in Viewer Services                                             42,197                 36,054
Long-term debt                                                         2,733,322              2,744,991
Less: current portion                                                   (348,803)              (348,803)
---------------------------------------------------------------------------------------------------------
                                                                       2,426,716              2,432,242
---------------------------------------------------------------------------------------------------------
Deferred income taxes payable                                             59,173                 59,173
---------------------------------------------------------------------------------------------------------
Total liabilities                                                      5,189,421              5,014,729
---------------------------------------------------------------------------------------------------------
Shareholders' equity
Share capital
     900,000 preferred shares                                             10,917                 10,917
     2,625,170 common shares                                             162,484                162,484
     Capital in excess of par value                                    8,837,948              8,837,948
Retained earnings                                                      2,212,780              2,021,829
---------------------------------------------------------------------------------------------------------
Total shareholders' equity                                            11,224,129             11,033,178
---------------------------------------------------------------------------------------------------------
                                                                      16,413,550             16,047,907
=========================================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                  (Expressed in Canadian dollars - unaudited)

========================================================================================================
Three months ended November 30                                           1998                   1997
                                                                           $                      $
--------------------------------------------------------------------------------------------------------
Total revenue                                                          3,636,117              3,737,114

Cost of sales                                                          1,234,496              1,436,020
--------------------------------------------------------------------------------------------------------
                                                                       2,401,621              2,301,094
--------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                           1,731,046              1,609,775
Bad debts                                                                  7,115                 10,564
--------------------------------------------------------------------------------------------------------
Income before interest, depreciation and amortization,
   loss from investment, income taxes and
   minority interest                                                     663,460                680,755

Interest                                                                  43,025                 25,122
Depreciation and amortization                                            346,182                274,402
Loss from investment in Viewer Services                                    6,000                  2,280
--------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                         268,253                378,951

Provision for income taxes                                               103,000                110,116
--------------------------------------------------------------------------------------------------------
Income before minority interest                                          165,253                268,835

Minority interest                                                         25,698                (63,778)
--------------------------------------------------------------------------------------------------------
Net income for the period                                                190,951                205,057

Retained earnings, beginning of period                                 2,021,829              1,403,764
--------------------------------------------------------------------------------------------------------
Retained earnings, end of period                                       2,212,780              1,608,821
========================================================================================================
Earnings per share (Note 4):
Basic                                                                       0.07                   0.08
Diluted                                                                     0.07                   0.07
========================================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                  (Expressed in Canadian dollars - unaudited)

========================================================================================================
Three months ended November 30                                            1998                   1997
                                                                            $                      $
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income for the three months                                          190,951                205,057
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                       346,182                274,402
     Loss from investment in Viewer Services                               6,000                  2,280
     Imputed interest on non-interest bearing long-term debt               7,619                 11,139
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                        43,441                (89,619)
     Increase in accounts receivable                                    (170,940)              (864,883)
     Decrease in inventory                                               114,993                312,291
     Decrease (increase) in prepaid expenses                            (298,492)                25,145
     Increase in accounts payable and
      accrued liabilities                                                140,382                469,714
     Decrease in deferred revenue                                             --               (146,425)
     Increase in income taxes payable                                     67,170                  2,567
--------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                    447,306                201,668
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property and equipment                                     (246,978)              (479,542)
Investment in Viewer Services                                                143                    640
Increase in notes receivable                                                  --                 (3,180)
Investment in Interlynx Multimedia                                            --               (361,380)
--------------------------------------------------------------------------------------------------------
Cash used in investing activities                                       (246,835)              (843,462)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Bank indebtedness                                                         (1,779)                76,811
Proceeds from issuing common shares                                           --                247,500
Notes and loans payable                                                  (11,669)              (319,330)
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                          (13,448)                 4,981
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
     cash equivalents during the period                                  187,023               (636,813)
Cash and cash equivalents, beginning of period                         1,001,115              2,421,797
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               1,188,138              1,784,984
--------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements

    NETWORKS NORTH INC. (FORMERLY KNOWN AS NTN CANADA, INC.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED NOVEMBER 30, 1998

Note 1. Basis of Presentation

            The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc., formerly known as NTN Canada, Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 27, 1998. The results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results for the full fiscal year ending August 31, 1999.

Note 2. General

            The financial statements of the Company for the three months ended November 30, 1998 (the "1999 First Fiscal Quarter") and 1997 (the "1998 First Fiscal Quarter"), include the operations of the Company's wholly-owned subsidiaries NTN Interactive Network Inc. ("NTNIN") and 3484751 Canada Inc., NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic") and 51% of the operations of Interlynx Multimedia Inc. ("Interlynx").

            Magic conducts its operations directly and through its wholly-owned subsidiaries, 745695 Ontario Ltd. ("Custom Video") and B.C. Learning Connection Inc. ("BCLC"), its 75% ownership of the outstanding shares of Sonoptic Technologies Inc. ("Sonoptic"), and its 50% ownership of the outstanding shares of 1113659 Ontario Ltd. ("Viewer Services"), a joint venture operated with International Tele-Film Enterprises Ltd. (Magic, Custom Video, BCLC, Sonoptic and Viewer Services are referred to as the "Magic Lantern Group").

            Interlynx conducts its operations directly and through its 60% ownership of the outstanding shares of Interlynx International, Inc., which is the marketing and sales arm of Interlynx responsible for the international brokering of CD-ROM products from developers around the world.

            Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the three months ended November 30, 1998 and November 30, 1997

                                Interactive TV         Educational and
                                 Entertainment     Multimedia Distribution       Total
                                 -------------     -----------------------       -----
                                       $                     $                     $
1998
Total revenue                      2,147,324             1,488,793             3,636,117
Operating income                     244,888                23,365               268,253
Net income                           141,888                49,063               190,951
Total assets                       9,936,559             6,476,991            16,413,550
Current liabilities                1,470,051             1,233,481             2,703,532
Total liabilities                  3,066,312             2,123,109             5,189,421

1997
Total revenue                      1,963,417             1,773,697             3,737,114
Operating income                     336,068                42,883               378,951
Net income (loss)                    225,952               (20,895)              205,057
Total assets                       8,884,303             6,697,010            15,581,313
Current liabilities                1,593,069             2,296,545             3,889,614
Total liabilities                  2,201,036             3,174,072             5,375,108

Note 4. Earnings per share

            Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months ended November 30:

                                                     1998           1997
                                                     ----           ----

Numerator:
 Net income (numerator for basic
 earnings per share)                               $190,951       $205,057
 Imputed interest on non-interest bearing
 long-term debt                                       7,619          8,220
                                                 ----------     ----------
Numerator for diluted earnings
 per share                                         $198,570       $213,277
                                                 ==========     ==========

Denominator:
 For basic - weighted
 average number of shares                         2,625,170      2,535,359

Effect of dilutive securities:
 Convertible preferred shares                       192,857        203,571
 Convertible promissory notes                        98,193        185,448
 Employee stock options                              69,929         62,535
                                                 ----------     ----------

Denominator for diluted earnings per share -
adjusted  weighted average  number of shares
and assumed conversions                           2,986,149      2,986,913
                                                 ==========     ==========

Basic earnings per share                              $0.07          $0.08
                                                      =====          =====
Diluted earnings per share                            $0.07          $0.07
                                                      =====          =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars ("Cdn$"). For the convenience of the reader, in this Management's Discussion and Analysis, certain financial amounts are also given in U.S. dollars ("US$"), converted at the Noon Buying Rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified herein. The Noon Buying Rates for November 30, 1998 and November 30, 1997 were Cdn$1.5237 and Cdn$1.4242 per US$1.00, respectively. As the Noon Buying Rate fluctuates daily, financial comparisons between periods expressed in U.S. dollars do not accurately reflect the true difference in the Company's financial position or results of operations between periods. Accordingly, the comparisons between periods presented below, both in dollar amounts and as percentages from prior periods, are expressed in Canadian dollars only.

General

The Company, through its wholly-owned subsidiary, NTNIN, currently provides its products and services through eight business units or subsidiaries. Of these, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group ("Hospitality") and the Corporate Products Group ("Corporate"). Five units, comprising the "Magic Lantern Group", are (i) NTNIN's wholly-owned subsidiary Magic, which markets and distributes an exclusively licensed library of educational video titles to schools, school boards and Ministries of Education across Canada, (ii) Magic's wholly-owned subsidiary Custom Video, which provides video dubbing and conversion services, (iii) Custom Video's wholly-owned subsidiary BCLC, which has traditionally operated under an exclusive arrangement with the British Columbia Ministry of Education to provide marketing and fulfilment services for educational video titles in the British Columbia school system, (iv) Magic's 75% owned subsidiary Sonoptic, which operates a digital video facility that converts analog video to digital video formats, and (v) Magic's 50% owned joint venture Viewer Services, which was created to assume the inbound telemarketing and product fulfilment services required by Canadian television broadcasters. The eighth unit is Interlynx, which designs and develops educational and corporate multimedia, web-based training programs, CD-ROMs and web sites.

Highlights of the Three Months Ended November 30, 1998

            During the first quarter, Magic launched a brand loyalty program with Campbell's Soup aimed at over 12,000 Canadian schools. This program represents revenues of in excess of $Cdn300,000 over three years.

            NTNIN signed three new sponsors to the NTN Entertainment Network during the quarter. One of these was Universal Studios with its initial marketing program surrounding the release of the movie Psycho. The Toronto Sun newspaper sponsored a new sports challenge game on the Network. The third new sponsor was Dyson Oil, manufacturers of Synergyn synthetic oil.

            Interlynx developed web-based training software for a major Canadian financial institution in the last quarter of 1998. During the first quarter of Fiscal 1999, Interlynx has modified this product to be a generic software that is now being marketed to other potential customers.

Results of Operations for the Three Months ended November 30, 1998

            The Company's total revenues for the 1999 First Fiscal Quarter were Cdn$3,636,117 (US$2,386,373), compared to Cdn$3,737,114 (US$2,624,009) for the
1998 First Fiscal Quarter, a decrease of Cdn$100,997 or 2.7%. This decrease was primarily the result of a weakened worldwide market for CD-ROMs resulting in decreased revenues for Interlynx as well as a decrease in software sales by Magic.

            Total cost of sales for the 1999 First Fiscal Quarter was Cdn$1,234,496 (US$810,196), compared to Cdn$1,436,020 (US$1,008,299) for the
1998 First Fiscal Quarter, a decrease of Cdn$201,524 or 14.0%. This decrease was caused primarily by reducing production costs for CD-ROMs as a result of weaker markets and a reduction in software purchases due to reduced software sales. As a percentage of the Company's total revenues, cost of sales decreased to 34.0% for the 1999 First Fiscal Quarter from 38.4% for the 1998 First Fiscal Quarter.

            Total selling, general and administrative expenses for the 1999 First Fiscal Quarter were Cdn$1,731,046 (US$1,136,081), compared to Cdn$1,609,775 (US$1,130,301) for the 1998 First Fiscal Quarter, an increase of Cdn$121,271 or 7.5%. This increase in selling, general and administrative expenses resulted from greater expenditures in the sales and marketing efforts of NTNIN. In addition the 1998 selling, general and administrative expenses include a foreign exchange gain of Cdn$81,541. As a percentage of the Company's total revenues, such expenses increased to 47.6% for the 1999 First Fiscal Quarter from 43.1% for the 1998 First Fiscal Quarter.

            Interest expense for the 1999 First Fiscal Quarter was Cdn$43,025 (US$28,237), compared to Cdn$25,122 (US$17,639) for the 1998 First Fiscal Quarter, an increase of Cdn$17,903 or 71.3%. This increase was as a result of financing the purchase of the land and building at 10 Meteor Drive with bank debt. As a percentage of the Company's total revenues, interest expense increased to 1.2% for the 1999 First Fiscal Quarter from 0.7% for the 1998 First Fiscal Quarter.

            Depreciation and amortization expenses for the 1999 First Fiscal Quarter were Cdn$346,182 (US$227,198), compared to Cdn$274,402 (US$192,671) for the 1998 First Fiscal Quarter, an increase of Cdn$71,780 or 26.2%. This increase was the result of increased depreciation on rental and office equipment and furniture and fixtures added during the period. Depreciation on the building located at 10 Meteor Drive, which was acquired in April 1998, also contributed to the increase. As a percentage of the Company's total revenues, such expenses increased to 9.5% for the 1999 First Fiscal Quarter from 7.3% for the 1998 First Fiscal Quarter.

            The minority interest share in losses for the 1999 First Fiscal Quarter was Cdn$25,698 (US$16,866). This is compared to the minority interest share in profits for the 1998 First Fiscal Quarter of Cdn$63,778 (US$44,781), an overall decrease of Cdn$89,476 or 140.3%. As a percentage of the Company's total revenues, the minority interest loss was 0.7% for the 1999 First Fiscal Quarter.

            As a result of all of the above, net income for the 1999 First Fiscal Quarter was Cdn$190,951 (US$125,321), compared to Cdn$205,057 (US$143,980) for the 1998 First Fiscal Quarter, a decrease of Cdn$14,106 or 6.9%. As a percentage of the Company's total revenues, net income decreased to 5.3% for the 1999 First Fiscal Quarter from 5.5% for the 1998 First Fiscal Quarter.

Liquidity and Capital Resources

At November 30, 1998, the Company had working capital of Cdn$4,358,464 (US$2,860,448), an increase of Cdn$284,629 from working capital of Cdn$4,073,835 (US$2,591,168) at August 31, 1998. This increase was primarily due to cash provided by operating activities.

For the 1999 First Fiscal Quarter, the Company had a net increase in cash flow of Cdn$187,023 (US$122,743), compared to a net decrease of Cdn$636,813 (US$447,137) in the 1998 First Fiscal Quarter.

Cash provided by operating activities for the 1999 First Fiscal Quarter was Cdn$447,306 (US$293,566), compared to the Cdn$201,668 (US$141,601) provided by operating activities in the 1998 First Fiscal Quarter. In 1999, the major sources that contributed to cash being provided by operating activities were net income of Cdn$550,752, decreases in short-term investments and inventory of Cdn$43,441 and Cdn$114,993 respectively, and increases in accounts payable and accrued liabilities and income taxes payable of Cdn$140,382 and Cdn$67,170 respectively. These sources were somewhat mitigated by increases in accounts receivable and prepaid expenses of Cdn$170,940 and Cdn$298,492 respectively. In 1998, the major sources that contributed to cash being provided by operating activities were net income of Cdn$492,878, decreases in inventory and prepaid expenses of Cdn$312,291 and Cdn$25,145 respectively, and increases in accounts payable and accrued liabilities and income taxes payable of Cdn$469,714 and Cdn$2,567 respectively. These sources were somewhat offset by increases in short-term investments and accounts receivable of Cdn$89,619 and Cdn$864,883 respectively, and a decrease in deferred revenue of Cdn$146,425.

Cash used in investing activities in the 1999 First Fiscal Quarter was Cdn$246,835 (US$161,997), compared to the Cdn$843,462 (US$592,235) used in investing activities in the 1998 First Fiscal Quarter. In 1999, cash was used in the purchase of property and equipment. Cash was used in the comparable prior period for the purchase of property and equipment and the acquisition of Interlynx.

Cash used in financing activities in the 1999 First Fiscal Quarter was Cdn$13,448 (US$8,826), compared to the Cdn$4,981 (US$3,497) provided by financing activities in the 1998 First Fiscal Quarter. In 1999, cash was used to meet scheduled debt principal repayments. In 1998, financing totaling Cdn$324,311 was obtained, the majority of which was through the issuance of common shares (Cdn$247,500). This cash was then used in the repayment of notes payable and to meet scheduled debt principal repayments, which totaled Cdn$319,330.

Management believes that the Company's working capital position provides the necessary liquidity, on both a short and long term basis, for its planned activities and that additional external financing will not be required for its operating activities during the year ending August 31, 1999 (the "1999 Fiscal Year"). However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the three months ended November 30, 1998, and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1999 Fiscal Year.

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

                                    NETWORKS NORTH INC.


Dated: January 14, 1999             By: /s/ Peter Rona
                                       -----------------------------------------
                                       Peter Rona,
                                       President and Principal Financial Officer
                                              (Duly Authorized Officer)

                               NETWORKS NORTH INC.
                      (FORMERLY KNOWN AS NTN CANADA, INC.)
                                    FORM 10-Q
                                NOVEMBER 30, 1998

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