Form 10-Q
period 1999-02-28
NETWORKS NORTH INC
filed 1999-04-14
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: February 28, 1999
Commission file number: 0-18066

                               NETWORKS NORTH INC.
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

                                   Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 14, 1999: 2,625,170 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION

                      NETWORKS NORTH INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999

Item

Item 1. Financial Statements:

        Consolidated Balance Sheets -
            as at February 28, 1999 and August 31, 1998

        Consolidated Statements of Operations and Retained Earnings - for the Six Months Ended February 28, 1999 and February 28, 1998

        Consolidated Statements of Operations and Retained Earnings - for the Three Months Ended February 28, 1999 and February 28, 1998

        Consolidated Statements of Cash Flows -
            for the Six Months Ended February 28, 1999 and February 28, 1998

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               NETWORKS NORTH INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS AT FEBRUARY 28, 1999 AND AUGUST 31, 1998
                   (Expressed in Canadian dollars - unaudited)

===============================================================================================
                                                           February 28, 1999    August 31, 1998
                                                                   $                   $
-----------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                        780,712           1,001,115
Short-term temporary investments                               1,948,507           2,042,333
Accounts receivable, trade - net of allowance
  for doubtful accounts of $63,000; August - $53,000           3,577,997           2,668,184
Income taxes receivable                                               --              33,174
Inventory                                                        277,005             308,088
Prepaid expenses                                                 774,917             544,255
-----------------------------------------------------------------------------------------------
Total current assets                                           7,359,138           6,597,149
-----------------------------------------------------------------------------------------------
Property and equipment, net                                    5,531,586           5,785,616
Licenses, net of accumulated amortization                        280,770             290,945
Goodwill, net of accumulated amortization                      3,117,122           3,214,197
Notes receivable                                                 160,000             160,000
-----------------------------------------------------------------------------------------------
                                                              16,448,616          16,047,907
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                                172,583             145,339
Accounts payable - trade                                       1,885,560           1,440,223
Accrued liabilities                                              292,318             625,003
Income taxes payable                                              51,357                  --
Current portion of long-term debt                                348,803             348,803
-----------------------------------------------------------------------------------------------
Total current liabilities                                      2,750,621           2,559,368
-----------------------------------------------------------------------------------------------
Long-term debt                                                 2,721,271           2,744,991
Less: current portion                                           (348,803)           (348,803)
-----------------------------------------------------------------------------------------------
                                                               2,372,468           2,396,188
-----------------------------------------------------------------------------------------------
Deferred income taxes payable                                     59,173              59,173
-----------------------------------------------------------------------------------------------
Total liabilities                                              5,182,262           5,014,729
-----------------------------------------------------------------------------------------------
Shareholders' equity
Share capital
  900,000 preferred shares                                        10,917              10,917
  2,625,170 common shares                                        162,484             162,484
  Capital in excess of par value                               8,837,948           8,837,948
Retained earnings                                              2,255,005           2,021,829
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                    11,266,354          11,033,178
-----------------------------------------------------------------------------------------------
                                                              16,448,616          16,047,907
===============================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
                   (Expressed in Canadian Dollars - Unaudited)

=====================================================================================
                                                 February 28, 1999  February 28, 1998
                                                          $                 $
-------------------------------------------------------------------------------------
Total revenue                                         7,163,204         7,491,586

Cost of sales                                         2,462,591         2,875,547
-------------------------------------------------------------------------------------
                                                      4,700,613         4,616,039
-------------------------------------------------------------------------------------

Selling, general and administrative expenses          3,430,497         3,292,251
Interest and bank charges                                89,208            49,589
Depreciation and amortization                           684,970           586,810
-------------------------------------------------------------------------------------
Income before income taxes and minority interest        495,938           687,389
Provision for income taxes                              281,000           238,515
Minority interest                                       (18,238)           99,883
-------------------------------------------------------------------------------------
Net income and comprehensive income for the period      233,176           348,991

Retained earnings, beginning of period                2,021,829         1,403,764
-------------------------------------------------------------------------------------
Retained earnings, end of period                      2,255,005         1,752,755
=====================================================================================

Earnings per share (Note 4):
Basic                                                      0.09              0.14
Diluted                                                    0.08              0.12

=====================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
                   (Expressed in Canadian Dollars - Unaudited)

=====================================================================================
                                                February 28, 1999   February 28, 1998
                                                         $                 $
-------------------------------------------------------------------------------------
Total revenue                                        3,527,087          3,754,472

Cost of sales                                        1,228,095          1,439,527
-------------------------------------------------------------------------------------
                                                     2,298,992          2,314,945
-------------------------------------------------------------------------------------

Selling, general and administrative expenses         1,686,336          1,669,632
Interest and bank charges                               46,183             24,467
Depreciation and amortization                          338,788            312,408
-------------------------------------------------------------------------------------
Income before income taxes and minority interest       227,685            308,438
Provision for income taxes                             178,000            128,399
Minority interest                                        7,460             36,105
-------------------------------------------------------------------------------------
Net income and comprehensive income for the period      42,225            143,934

Retained earnings, beginning of period               2,212,780          1,608,821
-------------------------------------------------------------------------------------
Retained earnings, end of period                     2,255,005          1,752,755
=====================================================================================

Earnings per share:
Basic                                                     0.02               0.06
Diluted                                                   0.01               0.05

=====================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
                   (Expressed in Canadian dollars - unaudited)

========================================================================================================
                                                                   February 28, 1999   February 28, 1998
                                                                           $                   $
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income and comprehensive income for the period                       233,176             348,991
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                          684,970             586,810
  Loss (income) from investment in Viewer Services                        47,399              (3,997)
  Accretion of interest on non-interest bearing promissory notes          15,338              16,390
Changes in assets and liabilities:
  Decrease (increase) in short-term investments                           93,826            (142,477)
  Increase in accounts receivable                                       (909,813)         (1,030,804)
  Decrease in inventory                                                   31,083             393,600
  Increase in prepaid expenses                                          (230,662)            (29,824)
  Increase in accounts payable and
    accrued liabilities                                                   49,773             591,669
  Decrease in deferred revenue                                                --            (275,925)
  Increase (decrease) in income taxes payable                             84,531            (250,611)
--------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                     99,621             203,822
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                                     (323,691)           (710,046)
Investment in Viewer Services                                                143               5,894
Increase in notes receivable                                                  --              (3,180)
Acquisition of Interlynx Multimedia                                           --            (380,001)
--------------------------------------------------------------------------------------------------------
Cash used in investing activities                                       (323,548)         (1,087,333)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                         27,244              72,311
Proceeds from issuing common shares                                           --             247,500
Notes and loans payable                                                  (23,720)           (455,358)
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                            3,524            (135,547)
--------------------------------------------------------------------------------------------------------

Net decrease in cash and
  cash equivalents during the period                                    (220,403)         (1,019,058)
Cash and cash equivalents, beginning of period                         1,001,115           2,421,797
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                 780,712           1,402,739
========================================================================================================

         The accompanying notes are an integral part of these statements

                      NETWORKS NORTH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999

Note 1. Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 27, 1998. The results of operations for the six months ended February 28, 1999 are not necessarily indicative of the results for the full fiscal year ending August 31, 1999.

Note 2. General

The financial statements of the Company for the three and six months ended February 28, 1999 (the "1999 Second Fiscal Quarter" and "1999 First Fiscal Half" respectively), and February 28, 1998 (the "1998 Second Fiscal Quarter" and "1998 First Fiscal Half" respectively), include the operations of the Company's wholly-owned subsidiaries NTN Interactive Network Inc. ("NTNIN") and 3484751 Canada Inc., NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic") and 51% of the operations of Interlynx Multimedia Inc. ("Interlynx").

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

Interlynx conducts its operations directly and through its 60% ownership of the outstanding shares of Universal Content Inc. (formerly known as Interlynx International, Inc.), which is the marketing and sales arm of Interlynx responsible for the international brokering of CD-ROM products from developers around the world.

Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the six months ended February 28, 1999 and February 28, 1998

                         Interactive TV       Educational and
                          Entertainment   Multimedia Distribution       Total
                          -------------   -----------------------       -----
                               $                   $                      $
1999
----
Total revenues              4,265,091           2,898,113             7,163,204
Operating income              490,181               5,757               495,938
Net earnings                  209,181              23,995               233,176
Total assets               10,014,505           6,434,111            16,448,616
Current liabilities         1,439,380           1,311,241             2,750,621
Total liabilities           3,027,618           2,154,644             5,182,262

1998
----
Total revenues              4,130,070           3,361,516             7,491,586
Operating income              552,261             135,128               687,389
Net earnings                  313,746              35,245               348,991
Total assets                8,830,518           6,498,729            15,329,247
Current liabilities         1,475,706           2,079,901             3,555,607
Total liabilities           2,083,673           2,895,435             4,979,108

Note 4. Earnings per share

Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the six months ended February 28:

                                                         1999            1998
                                                         ----            ----
Numerator:
 Net income (numerator for basic
 earnings per share)                                  $  233,176      $  348,991
 Accretion of interest on non-interest
 bearing promissory notes                                 15,338          16,390
                                                      ----------      ----------
Numerator for diluted earnings
 per share                                            $  248,514      $  365,381
                                                      ==========      ==========

Denominator:
 For basic - weighted
 average number of shares                              2,625,170       2,535,359

Effect of dilutive securities:
 Convertible preferred shares                            192,857         203,571
 Convertible promissory notes                             98,193         185,448
 Employee stock options                                   95,360          36,840
                                                      ----------      ----------

Denominator for diluted earnings per share -
adjusted  weighted average  number of shares
and assumed conversions                                3,011,580       2,961,218
                                                      ==========      ==========

Basic earnings per share                              $     0.09      $     0.14
                                                      ==========      ==========
Diluted earnings per share                            $     0.08      $     0.12
                                                      ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars.

General

The Company, through its wholly-owned subsidiary, NTNIN, currently provides its products and services through eight business units or subsidiaries. Of these, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group ("Hospitality") and the Corporate Products Group ("Corporate"). Five units, comprising the "Magic Lantern Group", are (i) NTNIN's wholly-owned subsidiary Magic, which markets and distributes an exclusively licensed library of educational video titles to schools, school boards and Ministries of Education across Canada, (ii) Magic's wholly-owned subsidiary Custom Video, which provides video dubbing and conversion services, (iii) Custom Video's wholly-owned subsidiary BCLC, which has traditionally operated under an exclusive arrangement with the British Columbia Ministry of Education to provide marketing and fulfilment services for educational video titles in the British Columbia school system, (iv) Magic's 75% owned subsidiary Sonoptic, which operates a digital video facility that converts analog video to digital video formats, and (v) Magic's 50% owned joint venture Viewer Services, which was created to assume the inbound telemarketing and product fulfilment services required by Canadian television broadcasters. The eighth unit is Interlynx, which designs and develops web-based training programs, educational and corporate multimedia, CD-ROMs and web sites.

Highlights of the Three Months Ended February 28, 1999

During the 1999 Second Fiscal Quarter, Interlynx signed a major contract to provide custom web-based software to facilitate all aspects of eSourcing for the Canadian Imperial Bank of Commerce (CIBC). Under the contract, Interlynx will design and build a web interface and a set of programs to support CIBC's employees' ability to interact with the electronic purchasing capabilities.

NTNIN signed three new sponsors to the NTN Entertainment Network during the quarter, namely: The Clorox Company of Canada, to advertise its Armor All product, Goodyear Canada, Inc. and Timex Canada, Inc. NTNIN also became a sponsor of The Toronto Rock Lacrosse Club during the quarter.

Results of Operations for the Three Months ended February 28, 1999

The Company's total revenues for the 1999 Second Fiscal Quarter were $3,527,087, compared to $3,754,472 for the 1998 Second Fiscal Quarter, a decrease of $227,385 or 6.1%. This decrease was contributed to by all of the following; a weakened worldwide market for CD-ROMs caused a 38.8% decrease in revenues over the comparable prior period for Interlynx. Magic experienced a 17.9% decrease in video and software sales over the prior period, mainly due to the change in the budget year of Ontario schools from a December budget year to an August budget year. Furthermore, revenues from event programming decreased 31.6% over the corresponding prior period mainly due to the loss of two major events that took place in 1998.

Total cost of sales for the 1999 Second Fiscal Quarter was $1,228,095, compared to $1,439,527 for the 1998 Second Fiscal Quarter, a decrease of $211,432 or 14.7%. This decrease is commensurate with the decreased sales levels experienced above. As a percentage of the Company's total revenues, such expenses decreased to 34.8% for the 1999 Second Fiscal Quarter from 38.3% for the 1998 Second Fiscal Quarter.

Total selling, general and administrative expenses for the 1999 Second Fiscal Quarter were $1,686,336, compared to $1,669,632 for the 1998 Second Fiscal Quarter, an increase of $16,704 or 1.0%. This increase was caused in part by increased staffing and salaries. Also, included in these expenses for 1999 was a loss from the equity investment in Viewer Services of $41,399, while the corresponding 1998 expenses included income from the equity investment in Viewer Services of $6,277. The overall increase in selling, general and administrative expenses was somewhat mitigated by decreases in advertising and promotion and freight charges. As a percentage of the Company's total revenues, such expenses increased to 47.8% for the 1999 Second Fiscal Quarter from 44.5% for the 1998 Second Fiscal Quarter.

Interest and bank charges for the 1999 Second Fiscal Quarter were $46,183, compared to $24,467 for the 1998 Second Fiscal Quarter, an increase of $21,716 or 88.8%. This increase was the result of financing the purchase of land and building at 10 Meteor Drive with bank debt. As a percentage of the Company's total revenues, interest and bank charges increased to 1.3% for the 1999 Second Fiscal Quarter from 0.7% for the 1998 Second Fiscal Quarter.

Total depreciation and amortization expenses for the 1999 Second Fiscal Quarter were $338,788, compared to $312,408 for the 1998 Second Fiscal Quarter, an increase of $26,380 or 8.4%. This increase was the result of additional depreciation on fixed assets added in 1999 and depreciation on the newly acquired building located at 10 Meteor Drive. As a percentage of the Company's total revenues, such expenses increased to 9.6% for the 1999 Second Fiscal Quarter from 8.3% for the 1998 Second Fiscal Quarter.

The provision for income taxes for the 1999 Second Fiscal Quarter was $178,000, compared to $128,399 for the 1998 Second Fiscal Quarter, an increase of $49,601 or 38.6%. As the tax provision for the Company is based solely on the taxable income of NTNIN, it is unaffected by losses experienced in other divisions. For this reason, the tax provision increased over the prior period even though income before income taxes decreased in 1999 compared to 1998. As a percentage of the Company's total revenues, such expenses increased to 5.0% for the 1999 Second Fiscal Quarter from 3.4% for the 1998 Second Fiscal Quarter.

The minority interest share in profits for the 1999 Second Fiscal Quarter was $7,460. This is compared to the minority interest share in profits for the 1998 Second Fiscal Quarter of $36,105, an overall decrease of $28,645 or 79.3%. As a percentage of the Company's total revenues, the minority interest share of profits was 0.2% for the 1999 Second Fiscal Quarter.

As a result of all the above, net income and comprehensive income for the 1999 Second Fiscal Quarter was $42,225, compared to $143,934 for the 1998 Second Fiscal Quarter, a decrease of $101,709 or 70.7%.

Results of Operations for the Six Months Ended February 28, 1999

The Company's total revenues for the 1999 First Fiscal Half were $7,163,204, compared to $7,491,586 for the 1998 First Fiscal Half, a decrease of $328,382 or 4.4%. This decrease was caused in part by a weakened worldwide market for CD-ROMs, which resulted in a 53.4% decrease in revenues for Interlynx over the prior period. Video and software sales by Magic decreased 16.5% and event programming revenues decreased by 14.4% over the comparable figures in the prior period. The decrease in event programming revenues was directly attributable to the loss of two major events that took place in 1998.

Total cost of sales for the 1999 First Fiscal Half was $2,462,591, compared to $2,875,547 for the 1998 First Fiscal Half, a decrease of $412,956 or 14.4%. This decrease is commensurate with the decreased sales levels experienced above. As a percentage of the Company's total revenues, such costs of sales decreased to 34.4% for the 1999 First Fiscal Half from 38.4% for the 1998 First Fiscal Half.

Total selling, general and administrative expenses for the 1999 First Fiscal Half were $3,430,497, compared to $3,292,251 for the 1998 First Fiscal Half, an increase of $138,246 or 4.2%. This increase was caused in part by increased staffing and salaries. Also, included in these expenses for 1999 was a loss from the equity investment in Viewer Services of $47,399, while the corresponding 1998 expenses included income from the equity investment in Viewer Services of $3,997. Lastly, the 1998 selling, general and administrative expenses were reduced by a foreign exchange gain of Cdn$74,442. As a percentage of the Company's total revenues, such expenses increased to 47.9% for the 1999 First Fiscal Half from 43.9% for the 1998 First Fiscal Half.

Interest and bank charges for the 1999 First Fiscal Half amounted to $89,208, compared to $49,589 for the 1998 First Fiscal Half, an increase of $39,619 or 79.9%. This increase was the result of financing the purchase of land and building at 10 Meteor Drive, acquired in April 1998. As a percentage of the Company's total revenues, interest and bank charges increased to 1.2% for the 1999 First Fiscal Half from 0.7% for the 1998 First Fiscal Half.

Total depreciation and amortization expenses for the 1999 First Fiscal Half were $684,970, compared to $586,810 for the 1998 First Fiscal Half, an increase of $98,160 or 16.7%. This was the result of increased depreciation on rental and office equipment and furniture and fixtures added during the period. Depreciation on the newly acquired building located at 10 Meteor Drive also contributed to the increase. As a percentage of the Company's total revenues, such expenses increased to 9.6% for the 1999 First Fiscal Half from 7.8% for the 1998 First Fiscal Half.

The provision for income taxes for the 1999 First Fiscal Half was $281,000, compared to $238,515 for the 1998 First Fiscal Half, an increase of $42,485 or 17.8%. As the tax provision for the Company is based solely on the taxable income of NTNIN, it is unaffected by losses experienced in other divisions. For this reason, the tax provision increased over the prior period even though income before income taxes decreased in 1999 compared to 1998. As a percentage of the Company's total revenues, such expenses increased to 3.9% for the 1999 First Fiscal Half from 3.2% for the 1998 First Fiscal Half.

The minority interest share in losses for the 1999 First Fiscal Half was $18,238. This is compared to the minority interest share in profits for the 1998 First Fiscal Half of $99,883, an overall decrease of $118,121 or 118.3%. As a percentage of the Company's total revenues, the minority interest loss was 0.3% for the 1999 First Fiscal Half.

As a result of all of the above, net income and comprehensive income for the 1999 First Fiscal Half was $233,176 compared to $348,991 for the 1998 First Fiscal Half, a decrease of $115,815 or 33.2%.

Liquidity and Capital Resources

At February 28, 1999, the Company had working capital of $4,608,517, an increase of $570,736 from working capital of $4,037,781 at August 31, 1998.

For the 1999 First Fiscal Half, the Company had a net decrease in cash flow of $220,403 compared to a net decrease of $1,019,058 in the 1998 First Fiscal Half.

Cash provided by operating activities for the 1999 First Fiscal Half was $99,621, compared to $203,822 provided by operating activities in the 1998 First Fiscal Half. In 1999, the major sources that contributed to cash being provided by operating activities were as follows; net income of $980,883, decreases in short-term investments and inventory of $93,826 and $31,083 respectively, and increases in accounts payable and accrued liabilities and income taxes payable of $49,773 and $84,531 respectively. These sources were somewhat mitigated by increases in accounts receivable and prepaid expenses of $909,813 and $230,662 respectively. In 1998, the major sources that contributed to cash being provided by operating activities were net income of $948,194, a decrease in inventory of $393,600, and an increase in accounts payable and accrued liabilities of $591,669. These sources were somewhat offset by increases in short-term investments, accounts receivable and prepaid expenses of $142,477, $1,030,804 and $29,824 respectively, and decreases in deferred revenue and income taxes payable of $275,925 and $250,611.

Cash used in investing activities in the 1999 First Fiscal Half was $323,548, compared to the $1,087,333 used in investing activities in the 1998 First Fiscal Half. In 1999, cash was used in the purchase of property and equipment. Cash was used in the comparable prior period for the purchase of property and equipment and the acquisition of Interlynx.

Cash provided by financing activities in the 1999 First Fiscal Half was $3,524, compared to the $135,547 used in financing activities in the 1998 First Fiscal Half. In 1999, cash was provided by short-term borrowings, which were used in day-to day operations and to meet scheduled debt principal repayments. In 1998, financing totaling $319,811 was obtained, the majority of which was through the issuance of common shares ($247,500). This cash was then used in the repayment of notes payable and to meet scheduled debt principal repayments, which totaled $455,358.

Management believes that the Company's working capital position and current borrowings provide the necessary liquidity, on both a short and long term basis, for its planned activities. Additional external financing will not be required for its operating activities during the year ending August 31, 1999 (the "1999 Fiscal Year"). However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the six months ended February 28, 1999 and 1998 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1999 Fiscal Year.

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

Year 2000 Compliance

The year 2000 issue arises because many computerized systems use two digits, rather than four, to identify a year. Date-sensitive systems may recognize the year 2000 as 1900, or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect the Company's ability to conduct normal business operations.

The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems. Non-IT systems refers to other miscellaneous systems, not thought of as IT systems, such as alarm systems and fax machines. In addition, the Company is in the process of determining the extent to which the systems of third parties with whom the Company has significant relationships may be vulnerable to year 2000 issues and what impact, if any, these year 2000 issues will have on the Company. As part of these assessments, a compliance plan, which includes the formation of a steering committee and a timetable for identifying, evaluating, resolving and testing its year 2000 issues, has been developed.

The timetable provides for the Company's completion of its remediation of any year 2000 issues by the end of September 1999. While it is difficult, at present, to fully quantify the overall cost of this work, the Company currently estimates its total spending for year 2000 issues to be approximately $100,000 to $500,000. The range is a function of ongoing evaluation as to whether certain systems and equipment will be corrected or replaced, which is largely dependent on information to be obtained from suppliers or other external sources. Costs for systems maintenance and modification are expensed as incurred while spending for new hardware, software or equipment will be capitalized and depreciated over the assets' useful lives. The Company anticipates funding its year 2000 expenditures out of its cash flows from operations.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of the Company was held on Thursday, February 25, 1999. At the meeting, the existing Directors of the Company were re-elected by 2,023,061 votes cast in favour of all the nominees for Director (holders of shares possessing 1,831 votes withheld their votes from all the nominees for Director, except for Daniel C. Downs whereby 201,831 votes were withheld), being in excess of a majority of the shares present in person or by proxy. The holders of shares of the Company possessing 2,021,002 votes, being in excess of a majority of the shares present in person or by proxy, voted in favour of ratifying the appointment of Ernst & Young, as independent auditors of the Company for the fiscal year ending August 31, 1999.

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

                                              NETWORKS NORTH INC.


Dated: April 14, 1999              By:       /s/ Peter Rona
                                       -----------------------------------------
                                             Peter Rona,
                                        President and Chief Executive Officer
                                              (Duly Authorized Officer)


Dated: April 14, 1999              By:       /s/ Don Pagnutti
                                       -----------------------------------------
                                             Don Pagnutti,
                                         Principal Financial Officer

                               NETWORKS NORTH INC.
                                    FORM 10-Q
                                FEBRUARY 28, 1999

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