Form 10-Q
period 1999-05-31
NETWORKS NORTH INC
filed 1999-07-15
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: May 31, 1999
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

                                Yes |X|   No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 14, 1999: 2,630,670 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION

                      NETWORKS NORTH INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                     FOR THE NINE MONTHS ENDED MAY 31, 1999

Item
Item 1.  Financial Statements:

         Consolidated Balance Sheets -
                  as at May 31, 1999 and August 31, 1998

         Consolidated Statements of Operations and Retained Earnings - for the Nine Months Ended May 31, 1999 and 1998

         Consolidated Statements of Operations and Retained Earnings - for the Three Months Ended May 31, 1999 and 1998

         Consolidated Statements of Cash Flows -
                  for the Nine Months Ended May 31, 1999 and 1998

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               NETWORKS NORTH INC.
                           CONSOLIDATED BALANCE SHEETS
                     AS AT MAY 31, 1999 AND AUGUST 31, 1998
                   (Expressed in Canadian dollars - unaudited)

================================================================================================
                                                                May 31, 1999     August 31, 1998
                                                                      $                 $
------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                         1,192,715         1,001,115
Short-term temporary investments                                  1,215,461         2,042,333
Accounts receivable, trade - net of allowance for doubtful
         accounts of $63,000; August - $53,000                    3,140,347         2,668,184
Income taxes receivable                                              46,336            33,174
Inventory                                                           263,422           308,088
Prepaid expenses                                                    683,592           544,255
------------------------------------------------------------------------------------------------
Total current assets                                              6,541,873         6,597,149
------------------------------------------------------------------------------------------------
Investment in Viewer Services                                       149,779                --
Property and equipment, net                                       5,374,650         5,785,616
Licenses, net of accumulated amortization                           275,683           290,945
Goodwill, net of accumulated amortization                         3,064,834         3,214,197
Notes receivable                                                    160,000           160,000
------------------------------------------------------------------------------------------------
                                                                 15,566,819        16,047,907
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                                   145,331           145,339
Accounts payable - trade                                          1,387,944         1,440,223
Accrued liabilities                                                 163,200           625,003
Current portion of long-term debt                                   348,803           348,803
------------------------------------------------------------------------------------------------
Total current liabilities                                         2,045,278         2,559,368
------------------------------------------------------------------------------------------------
Long-term debt                                                    2,747,561         2,744,991
Less: current portion                                              (348,803)         (348,803)
------------------------------------------------------------------------------------------------
                                                                  2,398,758         2,396,188
------------------------------------------------------------------------------------------------
Deferred income taxes payable                                        59,173            59,173
------------------------------------------------------------------------------------------------
Total liabilities                                                 4,503,209         5,014,729
------------------------------------------------------------------------------------------------
Shareholders' equity
Share capital
     900,000 preferred shares                                        10,917            10,917
     2,630,670 common shares (August - 2,625,170)                   162,824           162,484
     Capital in excess of par value                               8,837,608         8,837,948
Retained earnings                                                 2,052,261         2,021,829
------------------------------------------------------------------------------------------------
Total shareholders' equity                                       11,063,610        11,033,178
------------------------------------------------------------------------------------------------
                                                                 15,566,819        16,047,907
================================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
             FOR THE NINE MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998
                   (Expressed in Canadian Dollars - Unaudited)

======================================================================================
                                                       May 31, 1999       May 31, 1998
                                                              $                 $
--------------------------------------------------------------------------------------
Total revenue                                            10,588,401        11,143,311

Cost of sales                                             3,823,348         4,317,277
--------------------------------------------------------------------------------------
                                                          6,765,053         6,826,034
--------------------------------------------------------------------------------------

Selling, general and administrative expenses              5,370,804         4,926,361
Interest and bank charges                                   155,038            91,644
Depreciation and amortization                             1,023,578           884,345
--------------------------------------------------------------------------------------
Income before income taxes and minority interest            215,633           923,684
Provision for income taxes                                  254,000           296,058
Minority interest                                           (68,799)          133,828
--------------------------------------------------------------------------------------
Net income and comprehensive income for the period           30,432           493,798

Retained earnings, beginning of period                    2,021,829         1,403,764
--------------------------------------------------------------------------------------
Retained earnings, end of period                          2,052,261         1,897,562
======================================================================================

Earnings per share (Note 4):
Basic                                                          0.01              0.19
Diluted                                                        0.01              0.17

======================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
            FOR THE THREE MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998
                   (Expressed in Canadian Dollars - Unaudited)

==================================================================================================
                                                                     May 31, 1999     May 31, 1998
                                                                           $                $
--------------------------------------------------------------------------------------------------

Total revenue                                                          3,425,197        3,651,725

Cost of sales                                                          1,360,757        1,441,730
--------------------------------------------------------------------------------------------------
                                                                       2,064,440        2,209,995
--------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                           1,940,307        1,634,110
Interest and bank charges                                                 65,830           42,055
Depreciation and amortization                                            338,608          297,535
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest                 (280,305)         236,295
Provision (recovery) for income taxes                                    (27,000)          57,543
Minority interest                                                        (50,561)          33,945
--------------------------------------------------------------------------------------------------
Net income (loss) and comprehensive income (loss) for the period        (202,744)         144,807

Retained earnings, beginning of period                                 2,255,005        1,752,755
--------------------------------------------------------------------------------------------------
Retained earnings, end of period                                       2,052,261        1,897,562
==================================================================================================

Earnings (loss) per share:
Basic                                                                      (0.08)            0.05
Diluted                                                                    (0.08)            0.05

==================================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998
                   (Expressed in Canadian dollars - unaudited)

=====================================================================================================
                                                                         May 31, 1999     May 31,1998
                                                                               $                $
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income and comprehensive income for the period                           30,432          493,798
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                        1,023,578          884,345
     Loss from investment in Viewer Services                                 67,787            4,955
     Accretion of interest on non-interest bearing promissory notes          26,392           29,949
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                          826,872         (191,598)
     Increase in accounts receivable                                       (472,163)      (1,199,770)
     Increase in income taxes receivable                                    (13,162)              --
     Decrease in inventory                                                   44,666          280,437
     Increase in prepaid expenses                                          (139,337)        (300,549)
     Increase (decrease) in accounts payable and
      accrued liabilities                                                  (608,261)         218,902
     Decrease in deferred revenue                                                --         (275,925)
     Decrease in income taxes payable                                            --         (390,516)
-----------------------------------------------------------------------------------------------------
Cash provided by (used by) operating activities                             786,804         (445,972)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                                        (447,987)      (1,268,265)
Investment in Viewer Services                                              (149,779)          16,135
Increase in notes receivable                                                     --           (3,180)
Acquisition of Interlynx Multimedia                                              --         (380,001)
-----------------------------------------------------------------------------------------------------
Cash used in investing activities                                          (597,766)      (1,635,311)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                                (8)        (464,930)
Proceeds from issuing common shares                                              --          348,965
Notes and loans payable                                                       2,570          657,461
-----------------------------------------------------------------------------------------------------
Cash provided by financing activities                                         2,562          541,496
-----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and
     cash equivalents during the period                                     191,600       (1,539,787)
Cash and cash equivalents, beginning of period                            1,001,115        2,421,797
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  1,192,715          882,010
=====================================================================================================

         The accompanying notes are an integral part of these statements

                      NETWORKS NORTH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED MAY 31, 1999

Note 1. Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 27, 1998. The results of operations for the nine months ended May 31, 1999 are not necessarily indicative of the results for the full fiscal year ending August 31, 1999.

Note 2. General

The financial statements of the Company for the three and nine months ended May 31, 1999 (the "1999 Third Fiscal Quarter" and "1999 First Three Quarters" respectively), and May 31, 1998 (the "1998 Third Fiscal Quarter" and "1998 First Three Quarters" respectively), include the operations of the Company's wholly-owned subsidiaries NTN Interactive Network Inc. ("NTNIN") and 3484751 Canada Inc., NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic") and 51% of the operations of Interlynx Multimedia Inc. ("Interlynx"). Effective June 1, 1999 subsequent to the end of the quarter, the Company purchased the remaining 49% of Interlynx.

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

Interlynx conducts its operations directly and through its 60% ownership of the outstanding shares of Universal Content Inc. (formerly known as Interlynx International Inc.), which is the marketing and sales arm of Interlynx responsible for the international brokering of CD-ROM products from developers around the world.

Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the nine months ended May 31, 1999 and May 31, 1998

                       Interactive TV       Educational and
                        Entertainment    Multimedia Distribution      Total
                        -------------    -----------------------      -----
                              $                     $                   $
1999
Total revenues            6,067,839             4,520,562          10,558,401
Operating income            274,865               (59,232)            215,633
Net earnings                 20,865                 9,567              30,432
Total assets              9,204,928             6,361,891          15,566,819
Current liabilities       1,081,314               963,964           2,045,278
Total liabilities         2,726,621             1,776,588           4,503,209

1998
Total revenues            6,135,971             5,007,340          11,143,311
Operating income            596,627               327,057             923,684
Net earnings                300,569               193,229             493,798
Total assets             12,241,593             3,415,346          15,656,939
Current liabilities       1,153,928             1,397,118           2,551,046
Total liabilities         2,851,904             2,208,624           5,060,528

Note 4. Earnings per share

Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the nine months ended May 31:

                                                     1999            1998
                                                  ----------      ----------
Numerator:
 Net income (numerator for basic
 earnings per share)                              $   30,432      $  493,798
 Accretion of interest on non-interest
 bearing promissory notes                                 --          29,949
                                                  ----------      ----------
Numerator for diluted earnings
 per share                                        $   30,342      $  523,747
                                                  ==========      ==========

Denominator:
 For basic - weighted
 average number of shares                          2,630,670       2,541,311

Effect of dilutive securities:
 Convertible preferred shares                        192,857         197,619
 Convertible promissory notes                         98,193         185,448
 Employee stock options                               54,396          23,894
                                                  ----------      ----------

Denominator for diluted earnings per share -
adjusted  weighted average  number of shares
and assumed conversions                            2,976,116       2,948,272
                                                  ==========      ==========

Basic earnings per share                          $     0.01      $     0.19
                                                  ==========      ==========
Diluted earnings per share                        $     0.01      $     0.18
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

Highlights of the Three Months Ended May 31, 1999

During the 1999 Third Fiscal Quarter, it was announced that Interlynx has signed an agreement with Centre International de Formation a l'Audiovisual et de Production and SRC Localization to provide both web based training software and multimedia production services to major companies in France and French speaking countries. Interlynx also commenced work on a contract with the Canadian Imperial Bank of Commerce (CIBC) to provide custom web-based software to facilitate all aspects of eSourcing for CIBC.

Results of Operations for the Three Months ended May 31, 1999

The Company's total revenues for the 1999 Third Fiscal Quarter were $3,425,197, compared to $3,651,725 for the 1998 Third Fiscal Quarter, a decrease of $226,528 or 6.2%. Major factors impacting the revenue decrease include a $78,823 decrease in maintenance revenues as the result of a non-recurring maintenance contract obtained in the 1998 Third Fiscal Quarter. Advertising sponsorship has decreased $81,644 as the result of several 1998 sponsors not renewing in the 1999 Third Fiscal Quarter. CD-ROM sales have decreased as the result of a weakened worldwide market.

Total cost of sales for the 1999 Third Fiscal Quarter was $1,360,767, compared to $1,441,730 for the 1998 Third Fiscal Quarter, a decrease of $80,963 or 5.6%. This decrease is commensurate with the decreased sales levels experienced above. As a percentage of revenues, cost of sales in the 1999 Third Fiscal Quarter is consistent with the 1998 Third Fiscal Quarter.

Total selling, general and administrative expenses for the 1999 Third Fiscal Quarter were $1,940,307, compared to $1,634,110 for the 1998 Third Fiscal Quarter, an increase of $306,165 or 18.7%. As a percentage of the Company's total revenues, such expenses increased to 56.6% for the 1999 Third Fiscal Quarter from 44.7% for the 1998 Third Fiscal Quarter. This increase was caused in part by increased staffing and salaries. In addition, the Interlynx selling, general and administrative expenses increased $137,733 in the 1999 Third Fiscal Quarter versus the 1998 Third Fiscal Quarter reflecting increased development and marketing costs associated with the web-based training software, PROFIS.

Interest and bank charges for the 1999 Third Fiscal Quarter were $65,830, compared to $42,055 for the 1998 Third Fiscal Quarter, an increase of $23,775 or 56.5%. This increase was the result of financing the purchase of land and building at 10 Meteor Drive with bank debt. As a percentage of the Company's total revenues, interest and bank charges increased to 1.3% for the 1999 Second Fiscal Quarter from 0.7% for the 1998 Second Fiscal Quarter.

Total depreciation and amortization expenses for the 1999 Second Fiscal Quarter were $338,788, compared to $312,408 for the 1998 Second Fiscal Quarter, an increase of $26,380 or 8.4%. This increase was the result of additional depreciation on fixed assets added in 1999 and depreciation on the newly acquired building located at 10 Meteor Drive.

A recovery of income taxes of $27,000 was recorded in the 1999 Third Fiscal Quarter compared with a provision for income taxes of $57,543 for the 1998 Third Fiscal Quarter, a change of $84,543. As the tax provision for the Company is based solely on the taxable income of NTNIN, it is unaffected by losses experienced in other divisions. For this reason, the tax recovery is reflective of the loss incurred by NTNIN in the 1999 Third Fiscal Quarter but is not increased by the losses incurred by the other companies.

The minority interest share in losses for the 1999 Third Fiscal Quarter was $50,561. This is compared to the minority interest share in profits for the 1998 Third Fiscal Quarter of $33,945, an overall change of $84,056. The minority interest share of losses results from the losses incurred by Interlynx in the 1999 Third Fiscal Quarter. In the 1998 Third Fiscal Quarter, Interlynx recorded net income and hence there was minority interest share in profits for the same period.

As a result of all the above, the net loss and comprehensive loss for the 1999 Third Fiscal Quarter was $202,744, compared to net income and comprehensive income of $144,807 for the 1998 Third Fiscal Quarter, a decrease of $347,528. In summary, the 1999 Third Fiscal Quarter loss resulted primarily from the loss experienced by Interlynx as well as decreases in advertising sponsorship and maintenance revenue in NTNIN.

Results of Operations for the Nine Months Ended May 31, 1999

The Company's total revenues for the 1999 First Three Quarters were $10,588,401, compared to $11,143,311 for the 1998 First Three Quarters, a decrease of $554,910 or 5.0%. This decrease was caused in part by a weakened worldwide market for CD-ROMs, which resulted in a 54.0% decrease in revenues for Interlynx over the prior period. Magic's video and software sales decreased by 12.2%.

Total cost of sales for the 1999 First Three Quarters was $2,462,591, compared to $2,875,547 for the 1998 First Three Quarters, a decrease of $412,956 or 14.4%. This decrease is commensurate with the decreased sales levels experienced above. As a percentage of the Company's total revenues, such costs of sales decreased to 35.9% for the 1999 First Three Quarters from 38.7% for the 1998 First Three Quarters.

Total selling, general and administrative expenses for the 1999 First Three Quarters were $5,370,804, compared to $4,926,361 for the 1998 First Three Quarters, an increase of $444,421 or 9.0%. This increase was caused in part by increased staffing and salaries as well as general increases in other administrative expenses. As a percentage of the Company's total revenues, such expenses increased to 50.7% for the 1999 First Three Quarters from 44.2% for the 1998 First Three Quarters.

Interest and bank charges for the 1999 First Three Quarters amounted to $155,038, compared to $91,644 for the 1998 First Three Quarters, an increase of $63,394 or 69.2%. This increase was the result of financing the purchase of land and building at 10 Meteor Drive, acquired in April 1998. As a percentage of the Company's total revenues, interest and bank charges increased to 1.5% for the 1999 First Three Quarters from 0.7% for the 1998 First Three Quarters.

Total depreciation and amortization expenses for the 1999 First Three Quarters were $1,023,578, compared to $884,345 for the 1998 First Three Quarters, an increase of $139,233 or 15.7%. This was the result of increased depreciation on rental and office equipment and furniture and fixtures added during the period. Depreciation on the newly acquired building located at 10 Meteor Drive also contributed to the increase. As a percentage of the Company's total revenues, such expenses increased to 9.7% for the 1999 First Three Quarters from 7.9% for the 1998 First Three Quarters.

The provision for income taxes for the 1999 First Three Quarters was $281,000, compared to $296,058 for the 1998 First Three Quarters, a decrease of $42,058 or 14.2%. As the tax provision for the Company is based solely on the taxable income of NTNIN, it is unaffected by losses experienced in other divisions. For this reason, the tax provision did not decrease at the same rate that income before income taxes decreased in 1999 compared to 1998.

The minority interest share in losses for the 1999 First Three Quarters was $68,799. This is compared to the minority interest share in profits for the 1998 First Three Quarters of $133,828, an overall change of $202,627. The minority interest share of losses results from the losses incurred by Interlynx in the 1999 First Three Quarters. In the 1998 First Three Quarters, Interlynx recorded net income and hence there was minority interest share in profits for the same period.

For all of the above reason, net income and comprehensive income for the 1999 First Three Quarters was $30,432 compared to $493,798 for the 1998 First Three Quarters, a decrease of $463,366 or 93.8%. In summary the decrease in net income for the 1999 First Three Quarters can be attributed primarily to the loss incurred by Interlynx. In addition a non-recurring foreign exchange gain was recognized in the 1998 First Three Quarters.

Liquidity and Capital Resources

At May 31, 1999, the Company had working capital of $4,496,594, a decrease of $111,923 from working capital of $4,037,781 at August 31, 1998.

For the 1999 First Three Quarters, the Company had a net increase in cash flow of $191,600 compared to a net decrease of $1,539,787 in the 1998 First Three Quarters.

Cash provided by operating activities for the 1999 First Three Quarters was $786,804, compared to $445,972 used by operating activities in the 1998 First Three Quarters. In 1999, the major sources that contributed to cash being provided by operating activities were as follows; net income with non-cash expenses added back of $1,148,189, decreases in short-term investments and inventory of $826,872 and $44,666 respectively. The major uses of operating funds included increases in accounts receivable and prepaid expenses of $472,163 and $139,337 respectively as well decreases in accounts payable and accrued liabilities of $608,261. In 1998, the major sources that contributed to cash being provided by operating activities were net income with non-cash expenses added back of $1,413,047, a decrease in inventory of $280,437 and an increase in accounts payable and accrued liabilities of $218,902. These sources were somewhat offset by increases in short-term investments, accounts receivable and prepaid expenses of $191,598, $1,199,770 and $300,549 respectively, and decreases in deferred revenue and income taxes payable of $275,925 and $390,516 respectively.

Cash used in investing activities in the 1999 First Three Quarters was $597,766, compared to the $1,268,265 used in investing activities in the 1998 First Three Quarters. In 1999, cash was used in the purchase of property and equipment. Cash was used in the comparable prior period for the purchase of property and equipment and the acquisition of Interlynx.

Cash provided by financing activities in the 1999 First Three Quarters was $2,562, compared to the $541,496 in the 1998 First Three Quarters. In 1999, cash was provided by short-term borrowings, which were used in day-to day operations and to meet scheduled debt principal repayments. In 1998, cash was obtained through the issuance of common shares ($348,965) and financing of the purchase of the land and building at 10 Meteor Drive. This cash was then used in the repayment of notes payable and to meet scheduled debt principal repayments, which totaled $464,930.

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

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the nine months ended May 31, 1999 and 1998 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 1999 Fiscal Year.

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

The timetable provides for the Company's completion of its remediation of any year 2000 issues by the end of September 1999. While it is difficult, at present, to fully quantify the overall cost of this work, the Company currently estimates its total spending for year 2000 issues to be up to $500,000. This estimate is a function of ongoing evaluation as to whether certain systems and equipment will be corrected or replaced, which is largely dependent on information to be obtained from suppliers or other external sources. Costs for systems maintenance and modification are expensed as incurred while spending for new hardware, software or equipment will be capitalized and depreciated over the assets' useful lives. The Company anticipates funding its year 2000 expenditures out of its cash flows from operations.

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

                                  NETWORKS NORTH INC.


Dated: July 14, 1999              By:             /s/ Peter Rona
                                      ------------------------------------------
                                                    Peter Rona,
                                        President and Chief Executive Officer
                                              (Duly Authorized Officer)


Dated: July 14, 1999              By:           /s/ Don Pagnutti
                                      ------------------------------------------
                                                   Don Pagnutti,
                                            Principal Financial Officer

                               NETWORKS NORTH INC.
                                    FORM 10-Q
                                  May 31, 1999

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