Form 10-K
period 1999-08-31
NETWORKS NORTH INC
filed 1999-11-29
CIK 797313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                      For the fiscal year ended: August 31, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value (i.e., last price) of voting stock held by non-affiliates of the Registrant, as of November 23, 1999 US$2,215,128

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 23, 1999 2,856,641 shares of common stock, par value US$.0467 per share

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

                                 EXCHANGE RATES

      The currency amounts in this Annual Report on Form 10-K, including the financial statements, are, unless otherwise indicated, expressed in Canadian dollars ("Cdn$"). This Form 10-K contains translations of certain amounts in Canadian dollars into United States dollars ("US$") based upon the exchange rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified. For such purposes, the exchange rate means the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that Canadian dollars could be converted into U.S. dollars at the rate indicated or at any other rate. The Noon Buying Rate at the end of each of the five years ended August 31, 1999, the average of the Noon Buying Rates on the last day of each month during each of such fiscal years and the high and low Noon Buying Rate for each of such fiscal years were as follows:

                                              August 31,
                      ----------------------------------------------------------
                         1999        1998        1997        1996        1995
                         ----        ----        ----        ----        ----

At end of period....  Cdn$1.4965  Cdn$1.5722  Cdn$1.3885  Cdn$1.3685  Cdn$1.3432
Average for period..      1.4949      1.4390      1.3676      1.3634      1.3742
High for period.....      1.5135      1.5770      1.3942      1.3815      1.4193
Low for period......      1.4760      1.4100      1.3381      1.3401      1.3410

            On November 19, 1999 the Noon Buying Rate was Cdn$1.4694.

Item 1. Business.

Formation

      Networks North Inc. (the "Company") was originally incorporated under the laws of the State of New York on May 12, 1986 under the name Triosearch Inc. On June 9, 1988, Triosearch changed its name to NTN Canada, Inc. NTN Canada, Inc. changed its name on March 16, 1998 to Networks North Inc. The Company presently conducts its operations through a wholly-owned subsidiary, NTN Interactive Network Inc. ("NTNIN"), which is the principal operating company of the entity. On October 4, 1994, NetStar Enterprises Inc. ("NetStar") (successor in interest to Labatt Communications Inc.), an integrated broadcasting and communications enterprise, acquired approximately 35% of the Company's outstanding common stock for Cdn$4,252,500.

      On October 2, 1996, NTNIN acquired, effective October 1, 1996, all of the outstanding stock of Magic Lantern Communications Ltd. ("Magic"). Magic conducts its operations directly and through its wholly-owned subsidiaries, 745695 Ontario Ltd. ("Custom Video"), B.C. Learning Connection Inc. ("BCLC"), 1113659 Ontario Ltd. ("Viewer Services") and its 75% ownership of the outstanding stock of Sonoptic Technologies Inc. ("Sonoptic") (Magic, Custom Video, BCLC, Sonoptic and Viewer Services are referred to as the "Magic Lantern Group").

      On September 10, 1997 and effective September 1, 1997, NTNIN acquired 51% of the outstanding stock of Interlynx Multimedia Inc. ("Interlynx"). On June 1, 1999 NTNIN acquired the remaining 49% of the outstanding stock of Interlynx. Interlynx sold its 60% ownership of Universal Content Inc., effective June 1, 1999.

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

Recent Developments

      Subsequent to the Company's 1999 year end, on September 13, 1999, pursuant to an Asset Purchase Agreement dated as of the 10th day of September, 1999, Networks North Inc., through its wholly-owned subsidiary, GalaVu Entertainment Network Inc. ("GalaVu") acquired, effective as of September 13th, 1999, substantially all of the property and assets (excluding accounts receivable) of GalaVu Entertainment Inc. Reference is hereby made to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 1999, for further information with respect to the Company's acquisition of GalaVu.

      This document includes a description of the business conducted by GalaVu, but does not include any operational information including numbers of employees or physical premises.

Financial Information about Industry Segments

      Reference is hereby made to the Business Sector Data for the years ended August 31 1999, 1998 and 1997 in Exhibit 23 below.

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

      Five units, collectively referred to as the "Magic Lantern Group," are (i) NTNIN's wholly-owned subsidiary Magic, which is involved in the marketing and distribution of educational video and media resources and software, (ii) Magic's wholly-owned subsidiary Custom Video, which is involved in the manufacturing of videotape copies, (iii) Custom Video's wholly-owned subsidiary BCLC, which is involved in the marketing and fulfillment services of educational video titles,
(iv) Magic's 75%-owned subsidiary Sonoptic, which is involved in the conversion of analog video to digital video formats, and (v) Magic's wholly-owned subsidiary Viewer Services, which is involved in the inbound telemarketing and fulfillment services for television broadcasters and others.

      The eighth unit, Interlynx, designs and develops educational and corporate multimedia, web-based training programs.

      The Hospitality Group is engaged in the marketing and distribution of NTN Entertainment Network services (the "Network") throughout Canada. These activities are being conducted through an exclusive license covering Canada granted to the Company by NTN Communications, Inc. of Carlsbad, California ("Communications"). The license grants NTNIN the right to market the products and programs of Communications throughout Canada for a 25-year term ending December 31, 2015. Communications does not have an equity position in the Company or in NTNIN.

      The Network is designed to capitalize on the growing trend for more leisure activities through two-way interactive television ("IATV") communications. Programming can be offered 24 hours a day and consists of two-way interactive games. The Network features a wide variety of sports and game programs permitting viewer interaction and participation for 16 hours each day. It is currently available to approximately 3,100 subscriber sites across North America, which are primarily hotels, restaurants, taverns, colleges, military bases and other group viewing locations. Over 500 Group Subscribers are located in Canada. Designed to be hardware independent, the Network is designed to be transmitted through a variety of techniques: direct satellite, cable, gateway service, FM sideband, Internet, TV vertical blanking interval, and telephone. Currently the Company uses direct satellite transmission.

      The Company's revenues have traditionally been primarily derived from the delivery of Network programming to customer sites, typically by satellite, the rental and sale of equipment used in the reception of broadcast services and on-subscriber-site interactive participation in broadcasts over the Network, maintenance services, ("network services") as well as event programming for corporate clients. Revenue from network services was Cdn$6,607,915 for the Company's fiscal year ended August 31, 1999 (the "1999 Fiscal Year").

      The Corporate Events/Home Market Group is engaged in developing and delivering interactive programs for corporate clients for use at sales and training meetings, trade shows, and special events. Revenues from the Corporate Events/Home Market Group's activities for the 1999 Fiscal Year were Cdn$527,740.

      The Magic Lantern Group is involved in marketing and distributing Educational video and media resources and software, the manufacturing of videotape copies, the marketing and fulfillment services of educational video titles, the conversion of analog video to digital video formats and the inbound telemarketing and fulfillment services for television broadcasters and others. Revenues from the Magic Lantern Group for the 1999 Fiscal Year were Cdn$5,182,378.

      Revenues from Interlynx for the 1999 Fiscal Year were Cdn$596,951.

Research and Development

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

      In addition to tabulating local Playmaker responses and communicating with the Broadcast Center, the Subscriber System computer can generate local text inserts at the direction of the Subscriber, and can call up computer generated colour graphics displays for various purposes, including advertisements sold for broadcast on the Network, all as directed by the Broadcast Center.

Network Programming

      The two-way interactive programming currently featured over the Network includes a variety of interactive sports and trivia games. The broadcast schedule includes 16 hours of interactive programs per day. All present Network programming is structured to provide time for national, regional and local advertisements, as well as for local inserts, which permit each subscriber to display announcements of promotional prices or other events at its business location. Communications holds licenses with major sports leagues, which enables it to produce and deliver interactive games played in conjunction with live broadcasts of sporting events. Licenses are in place with the National Football League. The Company has license agreements in place with the Canadian Olympic Association, the Canadian Football League (CFL), the Toronto Argonauts Football team, the Toronto Blue Jays Baseball Club and the Hockey Hall of Fame.

      NTN Play-Along Games are played in conjunction with live, televised events. The best established of these is QB1, a game of football strategy. QB1 is designed to be played simultaneously with the broadcast of a live football game. In a typical Subscriber environment, QB1 players watch the televised football game and attempt to call the offensive play about to be played on the field. A QB1 player may enter his or her play selection from among 20 possible plays at any time up until the snap of the ball by pushing the appropriate keys on his or her Playmaker.

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

       NTN Premium Trivia Games are promotion-oriented weekly game shows that usually require an hour of participation. Prizes are awarded to the top finishers. Games include the following:

      o Showdown is designed for competition among all participating Subscriber locations for major prizes. Not only do players compete among themselves at each location, but the comparative scores of different locations are also displayed to enhance competition. Showdown is broadcast one night each week, 52 weeks a year. Each hour-long show includes five separate competitive segments.

      o Sports Trivia Challenge is currently broadcast on Thursday evenings and follows a format similar to Showdown, but focussed on sports. Players are invited to play 60 minutes of sports trivia, competing with players in other establishments across the Network.

      o Spotlight; broadcast on Friday evenings, quizzes players about the world of show business and celebrities. This innovative game tests players' knowledge of the entertainment world, and polls their opinions on current media topics.

      o Playback, broadcast on Saturday evenings, challenges players to answer questions on music news, trivia, song titles, and topics from a variety of musical genders from classical to hip hop.

      o Sports IQ is a weekly sports trivia game featured on Monday evenings.

      Half-hour interactive trivia games comprise the majority of the Network's programming. Countdown and Wipeout are designed for fast competitive play among participants at each Subscriber location. The Network broadcasts Countdown and Wipeout daily in half-hour segments. To play the game, players must answer a series of questions using the Playmaker. The faster the questions are answered correctly, the more points the player receives. After each question, the correct answer is displayed on the monitors, together with each player's answer and total score. In addition, the players' rankings are displayed. Each half-hour segment is separate, so that the display of scores and names is reset before the next segment begins. Other Network trivia games include:

      o Hockey Hall of Fame Trivia is a specialty sports trivia program developed by the Company for exclusive distribution in Canada. Similarly, the Company in conjunction with the Toronto Blue Jays Baseball Club, developed Toronto Blue Jays Trivia. These specialty sports trivia games are sponsored and distributed exclusively on the Canadian portion of the Network.

      o NightSide is a variety show and trivia game dealing with adult topics. It is broadcast one night each week, but may be repeated several times a week. Played like other Network games, players use Playmakers to answer a series of questions that are followed by jokes, quotes and interesting information. NightSide focuses more on entertainment than on competition and the content of the game is designed to foster discussion among players.

      o Other trivia programs include Topix, half hour programs featuring new themes each day; Glory Daze, featuring pop-culture trivia with 60s, 70s and 80s content; Football Trivia; Football Weekend Roundup, a late evening football trivia game featured on Mondays; Fairway Facts, a trivia game based upon the game of Golf.

Hospitality Market

      The Hospitality market remained the Company's largest traditional core business in the 1999 Fiscal Year. The Company positions the Network to prospects and clients as a means of attracting patrons (to play the games), retaining their patronage (as they return to play again), and increasing the length of time patrons stay in their establishment. As the number of repeat customers and their length of stay increases, the hospitality establishment has an increased opportunity to sell additional food and beverage.

      The Hospitality Group sales force targets the strongest Hospitality outlets in Canada, including a number of chain accounts. Attractive rental packages are in place to support the Company's sales efforts. The Company promotes the Network as one of the best and technically advanced forms of on-premises advertising to this market, offering long term repetitive exposure to a captive, attentive, and enthusiastic audience. Some of the organizations advertising exclusively on the Canadian portion of the Network include Headline Sports, General Motors, Sony Music, Pennzoil and others.

      Each hospitality end user receives the Subscriber System, including the equipment and the proprietary software, from the Company. In most instances, the customer rents the equipment from the Company. The Company, in turn, purchases equipment from several suppliers. Following installation, each end user pays a monthly fee to the Company for the network services.

      The Network programming includes advertising, promotional spots (promoting Network competitions and special events), and public service announcements. Ten minutes each hour are available for advertising and promotional spots. Each spot is designed to be fifteen seconds in length for a total of 40 spots per hour. Communications, at the direction of the Company, can insert advertising messages into its Network programming for any number or combination of Canadian Subscriber locations. In addition, messages can be broadcast over the entire Network, or custom-tailored for any specific location or for Canada only.

      The advertising sales staff within the Hospitality Group sells advertising in blocks of two-fifteen second ad spots per hour for a total of fourteen hours per day. Selected program sponsorships are also sold; in which event the Company's graphics artists incorporate advertisers' logos and messages within a program's content. Such sponsorships provide advertisers with premium exposure within a sponsored program.

      Advertising and sponsorship revenues for the 1999 Fiscal Year were Cdn$308,602. Canadian Network sponsors also contributed prizes for Network game winners, with a total retail value in excess of Cdn$175,000.

Corporate Market

      The Corporate Events/Home Market Group continues to market, develop, and deliver a variety of corporate training, testing, and entertainment programs to a blue chip clientele across Canada and abroad. The Company promotes its products and services to this market through a direct sales staff, as well as through event agencies whose sales forces sell NTNIN's services as part of their full service offering. These agencies generated more than 480 events at sales meetings, and conferences during the 1999 Fiscal Year. Agents, who sell or resell these services, do not operate under contract to the Company or NTNIN, and are compensated by marking up the NTNIN services to their end-clients. None of these firms have "exclusive" arrangements with the Company or NTNIN.

      Marketing continues to focus on attracting more extended and repeat corporate events. The Corporate Events product targets the tourism, pharmaceutical, automotive, financial and insurance industries. These industries have diversified workforces spread throughout the country, requiring effective and compelling communications tools, which Management believes the Company provides.

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

      The Company has a contract with NBTel, which contracts the Company to provide its interactive entertainment products on both broadband and dial-up delivery nodes. The Company is providing interactive game content for NBTel's broadband internet services, called VIBE.

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

      A sublicense agreement exists for the Province of British Columbia. The sublicensee receives a commission based solely upon its ability to market the Network within its exclusive territory. During the year ended August 31, 1999, commissions of Cdn$194,308 were paid to the British Columbia sublicensee.

      The sublicensee is responsible for marketing the Network to end-user establishments in its assigned territory in a manner consistent with the Company's policies and directives. The sublicense agreement expires on September 25, 2000 and provides for the payment of a one-time sublicense fee and for the payment of commissions by the Company based upon Company Group Subscriber revenues derived from the sublicensee's exclusive region. In areas where the Company does not have an exclusive sublicensee, the Company markets the Network directly.

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

Dependency upon NTN Communications, Inc.

       All programming for the Network is furnished by Communications and is supplied through independent transmission companies. In addition, Communications is the Company's sole supplier of selected components of Network subscriber systems including Playmakers. The Company has no equity interest in Communications and the long-term viability of the Company's Network business is dependent upon the continued availability of program content services originating at Communications' Broadcast Center. If Communications ceases operations or terminates program content services, the Company believes, but cannot assure, that services of the nature, quantity, and quality currently provided by Communications would become available from others. Any interruption in program content services would result in an interruption in those services normally delivered to subscribers. Other Company services would continue, including the availability of interactive programs and games, although the content of such games would remain static. The Company has not formulated plans for action which would be taken should Communications cease operations or alter the availability or terms of continued availability of program content services.

      Accordingly, the Company is substantially dependent upon the continued existence of Communications. Based upon its Annual Report on Form 10-K for its fiscal year ended December 31, 1998, Communications reported net losses of approximately US$2,551,000, US$12,457,000 and US$22,952,000 for the years ended December 31, 1998, 1997 and 1996, respectively. According to its latest Quarterly Report on Form 10-Q, Communications reported a net loss of approximately US$799,000 for the nine months ended September 30, 1999, and shareholders' equity of US$2,316,000 and working capital of US$1,755,000 at September 30, 1999.

Competition

      The Company currently operates in a number of markets. The traditional core business focuses on the Hospitality industry, to which the Company markets the Network as a revenue generating marketing tool; and the broader corporate market, to which the Company offers its technology and programs as an effective medium with which to deliver interactive training and testing programs, and as a compelling information and entertainment medium for corporate events and trade shows.

      During the 1996 Fiscal Year, the Hospitality Group became aware of a new entertainment system attempting to enter the Hospitality market. Called Sports Active, this system offers only two programs, a football game and a trivia game. The football game, for which players are charged a per game fee, can be played by only two customers at a time, is based on prerecorded game simulations between non-professional "generic" football teams, and lasts approximately 30 minutes. The trivia game is a variation of a CD-ROM based game released to the retail market approximately one year ago. While it is visually entertaining, it requires audio and the Company believes this is a significant drawback in the restaurant environment in which it is being marketed. The Company has not found this to be a significant competitive entry.

      With the entrance of motion picture, cable and TV companies, competition in the interactive entertainment and multimedia industries will likely intensify in the future.

      The Company has not experienced the impact of any direct competition in its corporate market to date. The Company defines "direct competition" as other providers of products or services that offer similar features and benefits to customers. The Company is not aware of other companies marketing interactive television services of a comparable nature, within its client base or target groups, in any manner that competes with the Company. NTNIN tries to position its products and services so they are not directly comparable to any products or services available elsewhere.

Potential for Technological Obsolescence

      The computer industry and related businesses are marked by rapid and significant technological development and change. It is possible that the Company's interactive technology and services will be rendered obsolete by ongoing technological developments. There also is no assurance that the Company will be able to respond effectively to technological changes.

Magic Lantern Group

      The Magic Lantern Group of companies operates in five principal markets. Magic Lantern Communications Ltd. markets and distributes an exclusively licensed library of educational video titles to schools, school boards, and Ministries of Education across Canada. Compared to the total business volumes of the 28 members of the Canadian Media Producers and Distributors Association of Canada trade association, it is believed Magic has approximately a 20% share of the grades K-12 market, making it the dominant player in this, Magic's primary market. Magic's exclusive distribution rights enable it to not compete for the sale of specific titles, but for a share of the available media-buying budget within each educational jurisdiction. Several years ago, Magic began accumulating digital delivery rights for the titles it distributes, and approximately 75% of all titles in its library include such rights. It is believed that this extensive library of titles with digital delivery rights will favorably position Magic as distribution technologies and delivery systems migrate to digital formats - a process that is already underway in Canada.

      Custom Video provides video dubbing and conversion services, primarily in the Southern Ontario market. Dozens of competitors exist in this area, and Custom Video's market share is unknown. Approximately 55-60% of Custom Video's current business is from Magic and its subsidiary, BCLC. The remainder is from a number of repeat commercial clients which rely on Custom Video to provide timely delivery of quality duplications at competitive prices.

      B.C. Learning Connection has traditionally operated under an exclusive arrangement with the British Columbia Ministry of Education to provide marketing and fulfillment services for educational videos in the B.C. school system. During 1998, the Company renewed its contract with the B.C. Government for a further three years, with automatic renewal provisions.

      Sonoptic Technologies Inc., located in Saint John, New Brunswick, operates a digital video facility which converts analog video to digital video formats suitable for distribution through the Internet, as well as through broadband distribution networks being established by telephone and cable companies in Canada and elsewhere. This is a relatively new type of business and, while there are numerous "low-end" service providers entering the market in North America, there are no clear leaders or dominant players that have emerged. Sonoptic has been granted preferential supplier status by NBTel, the provincial telephone company in New

Brunswick, for the conversion of video materials, which will be delivered on its broadband network, now being introduced in the province. Sonoptic is also positioning itself as the premier source for digital video consulting and conversion services within the key markets, which are expected to emerge in the next two to three years. Digital video consulting now represents 30% of Sonoptic's revenues.

      Viewer Services, was created to assume the inbound telemarketing and product fulfillment business required by Canadian broadcasters. Viewer Services began operations in November 1996 and focuses on assuming and building the fulfillment services associated with program and merchandise offerings by Canadian broadcasters. Its base of broadcast clients includes, TV Ontario, VISION TV, the Knowledge Network, CTV, the Women's Television Network and History Television. In either of these regards, it has no direct competition.

Interlynx Multimedia Inc.

      Interlynx designs and develops educational and corporate multimedia, web-based training programs. Interlynx has also recently developed PROFIS, advanced web-based training software that runs on NT servers. Interlynx's marketing efforts are targeted for both local and international markets. The core competencies of Interlynx include the production and editing of digital sound and video, computer graphics, illustration and design, and programming in Visual C++, Java, HTML, ASP, and Visual Basic running on MS-DOS, Windows 3.1, 95/98 and NT, and Unix platforms. Interlynx projects are managed using a small team approach, each with a producer/team leader, a technical lead and a creative lead as a minimum. Two university educators founded Interlynx in 1993, each with over twenty years of post-secondary teaching experience. Drs. Gary Woodill and Karen Anderson continue to lead the company and provide their expertise and experience in instructional design, and work with a talented group of younger staff on all Interlynx projects.

GalaVu Entertainment Network Inc.

      GalaVu is a technology-based entertainment provider of interactive in-room entertainment systems to hotels and holds a leading position in the Canadian market for the small and mid-sized hotel segment. GalaVu's interactive system is based on proprietary technology and provides a wide range of affordable, in-room entertainment packages. Marketed to guests under the Round-the-Clock Entertainment brand, GalaVu's suite of products include Hollywood movies on demand, premium television programming, and other information and entertainment services designed to enhance the stay of hotel guests while generating revenue for GalaVu and its hotel partners. The system utilizes a variety of technologies to provide one of the industry's widest selections of value-priced entertainment packages.

Employees

      The Company has 126 employees in the 8 subsidiaries, consisting of 11 executives, 25 salespersons, 38 persons involved in technical and warehouse services, 11 involved in graphic development, 18 clerical staff, 12 in marketing, and 11 individuals involved in finance and administration. Employee relationships are solid and the Company believes its staff to be adequate for its anticipated needs.

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

      Magic owns three office units, comprising an aggregate 8,000 square feet of office space, in a building located in Oakville, Ontario, Canada ("Oakville property"). These premises were leased to a third party in Fiscal 1999. The Oakville property was re-financed through a Credit Facility Agreement, with the Royal Bank of Canada, which is discussed below. Magic and its subsidiaries also lease additional properties as follows:

         Location                    Purpose           Square Feet     Lease Expiration Date      Annual Rent
         --------                    -------           -----------     ---------------------      -----------
Saint John, New Brunswick     Offices                     2,342               6/30/00              Cdn$35,130
Vancouver, British Columbia   Offices and warehouse       8,451               8/31/00                  78,171

      In April 1998, the Company acquired the 10 Meteor Drive property, an approximately 29,000 square foot parcel of land in Etobicoke, Ontario, Canada, on which a two-story building was previously erected. The Magic Lantern Group presently utilizes this building as its principal place of business. This property, as well as the Oakville property, has been financed through a Credit Facility Agreement, with the Royal Bank of Canada, dated April 24, 1998. The principal balance outstanding regarding these two properties, as at August 31, 1999 was Cdn$1,277,351.

      The Company believes that the facilities of the Company and Magic are adequate for their present requirements.

Item 3. Legal Proceedings.

      Set forth below is a description of material pending litigation to which the Company is a party.

      (a) On June 18, 1992, Interactive Network Inc. (Interactive) commenced a lawsuit against the Company, Communications and NTNIN in the Federal Court of Canada, Trial Division, Montreal, Quebec, under the titled

            Interactive Network, Inc. v. NTN Communications, Inc., NTN Sports, Inc. and NTN Canada, Inc. (The "Interactive Action"). The Interactive Action alleges that Interactive granted Communications the right to use the Interactive Patent, which right Communications then improperly licensed to the Company and NTNIN. Interactive alleges that the license agreement between Communications and the Company and NTNIN infringes upon the Interactive Patent. The Interactive Action seeks a declaration of the validity of the Interactive Patent, an injunction restraining the Company from further infringement, and either damages (in an unspecified amount) or an accounting of profits derived from certain games used in Canada. Except for the aforementioned pleadings, no proceedings or discovery have been undertaken in the Interactive Actions.

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

      (b) Revenue Canada is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. No assessment has been made to date by Revenue Canada. Management believes that it has valid defenses with respect to these matters and accordingly, no amount has been recorded in these financial statements. In the event that such matters are settled in favour of Revenue Canada, the amounts could be material and would be recorded in the period in which they become determinable.

      The Company and its property are not a party or subject to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

      To the knowledge of the Company no proceedings of a material nature have been or are contemplated against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of its security holders during the quarter ended August 31, 1999.

                                     PART II

Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters.

Market Information

      The common stock of the Company, par value $.0467 per share (the "Common Stock"), is traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market ("NASDAQ"), under the symbol "NETN." Set forth below is the range of high and low bid prices for shares of Common Stock for each full quarterly period within the Company's two most recent fiscal years, as derived from reports furnished by the National Association of Securities Dealers, Inc. The information reflects inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                              Bid Prices
                                                      ------------------------
Quarters Ended                                             High            Low
--------------                                             ----            ---

November 30, 1996..............................       US$     8     US$  4-7/8
February 29, 1997..............................           5-1/4          3-7/8
May 31, 1997...................................           4-5/8          2-7/8
August 31, 1997................................           6-5/8         3-7/16

November 30, 1997..............................               6              4
February 28, 1998..............................               4          2-3/4
May 31, 1998...................................           3-1/4         2-1/16
August 31, 1998................................               4          1-1/4

November 30, 1998..............................           4-3/4          2-7/8
February 28, 1999..............................          3-9/16          3-1/4
May 31, 1999...................................          2-5/16         2-5/16
August 31, 1999................................               2        1-25/32

Holders

      As of the close of business on August 31, 1999, there were 198 holders of record of Common Stock. The Company believes that there are approximately 963 beneficial holders of Common Stock.

Dividends

      Since its inception in 1987, the Company has not paid any cash dividends on its Common Stock. However, the Company has, in the past, declared certain stock dividends and stock splits. The Company intends to retain earnings, if any, to finance operations and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future.

Item 6. Selected Financial Data.

      The following table sets forth a summary of selected financial information regarding the Company and its subsidiaries, consolidated, for each of the five fiscal years ended August 31, 1999. For the convenience of the reader, the selected financial information is also given in U.S. dollars, converted at the Noon Buying Rate in effect at the end of the period to which the amount relates. (For applicable Noon Buying Rates, see "Exchange Rates" preceding Item 1 above.) The earnings per share amounts, prior to 1998, have been restated as required to comply with Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see note 13 to the consolidated financial statements.

Statement of Operations Data (Canadian Dollars):

                                                              Year Ended August 31,
                                -----------------------------------------------------------------------------------
                                      1999             1998             1997             1996              1995
                                      ----             ----             ----             ----              ----
Operating revenues...........   Cdn$13,420,642   Cdn$14,771,972   Cdn$10,351,689    Cdn$6,318,251     Cdn$4,559,382
Cost of sales................        5,155,883        5,515,241        3,395,898        2,223,916         1,701,629
Gross profit.................        8,264,759        9,256,731        6,955,791        4,094,335         2,857,753
Net income (loss)............         (971,497)         618,065          609,387          541,059           357,535
Net income (loss) per share..             (.36)             .24              .25              .25               .21
Weighted average number of
 shares outstanding..........        2,635,050        2,550,805        2,441,992        2,144,175         1,699,239

Balance Sheet Data (Canadian Dollars):

                                                                     August 31,
                               ------------------------------------------------------------------------------------
                                     1999              1998             1997             1996              1995
                                     ----              ----             ----             ----              ----
Total assets.................  Cdn$14,802,021    Cdn$16,047,907   Cdn$14,287,602    Cdn$9,883,093     Cdn$8,352,670
Long-term obligations........       2,216,675         2,840,218        2,185,249              -0-               -0-
Shareholders' equity.........      10,792,767        11,033,178        9,488,648        8,877,434         7,536,411

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

Results of Operations

Year Ended August 31, 1999 Compared to Year Ended August 31, 1998

      Revenues. Revenues from network services for the 1999 Fiscal Year were Cdn$6,607,915, compared to Cdn$6,727,889 for the Company's fiscal year ended August 31, 1998 (the "1998 Fiscal Year"), a decrease of Cdn$119,974 or 1.8%. These revenues are relatively constant between years due to the number of Hospitality sites remaining at the same level between the 1999 and 1998 fiscal years.

      Revenues from event programming for the 1999 Fiscal Year were Cdn$527,740, compared to Cdn$602,571 for the 1998 Fiscal Year, a decrease of Cdn$74,831 or 12.4%. The decrease was due to a decreased number of corporate events hosted, both in Canada and abroad, in 1999 when compared to the number of events hosted in 1998.

      Revenues from ad sponsorship were Cdn$308,602 for the 1999 Fiscal Year, compared to Cdn$442,424 for the 1998 Fiscal Year, a decrease of Cdn$133,822 or 30.2%. The decrease was the result of a decrease in the number and size of corporate sponsors over the level experienced in the previous period.

      Revenues from video and software sales were Cdn$4,630,931 for the 1999 Fiscal Year, compared to Cdn$5,456,738 for the 1998 Fiscal Year, a decrease of Cdn$825,807 or 15.1%. Of these revenues, Cdn$596,951 was earned by Interlynx, as compared to Cdn$1,367,430 for the 1998 Fiscal Year, a decrease of Cdn$770,479 or 56.3%. The sale of Interlynx's subsidiary, Universal Content and a change in the focus of Interlynx away from CD-ROM's to PROFIS have resulted in the decrease. Revenues from video and software sales earned by the Magic Lantern Group for the 1999 Fiscal Year were Cdn$4,033,980, a decrease of Cdn$55,328 or 1.4% from the Cdn$4,089,308 earned in the 1998 Fiscal Year. Decreased levels of funding by all levels of government have resulted in tighter budget constraints placed upon educational bodies, and as a result, sales of educational material have fallen.

      Revenues from video dubbing were Cdn$691,156, a decrease of Cdn$55,982 or 7.5% over the Cdn$747,138 earned in the 1998 Fiscal Year. The decrease can be attributed to a loss of the local customer base due to the Magic Lantern Group move in late fiscal 1998.

      Other revenues, which consist primarily of revenue from internet services and interest income, were Cdn$191,556, compared to Cdn$577,282 for the 1998 Fiscal Year, a decrease of Cdn$385,726 or 66.8%. Interest income decreased due to the decrease in short-term investments during the year. Other revenues, as earned by the Magic Lantern Group, consist primarily of revenue from video conversion services. Revenues from this area were Cdn$462,742 compared to Cdn$217,930 for the 1998 Fiscal Year, an increase of Cdn$244,812 or 112.3%. The increase was a direct result of an increased level of consulting in regards to video conversion services provided in 1999.

      As a result of the foregoing, the Company's total revenues in aggregate were Cdn$13,420,642, compared to Cdn$14,771,972 for the 1998 Fiscal Year, a decrease of Cdn$1,351,330 or 9.1%.

      Cost of Sales. Cost of Sales for network services for the 1999 Fiscal Year were Cdn$2,353,705, compared to Cdn$2,486,873 for the 1998 Fiscal Year, a decrease of Cdn$133,168 or 5.4%. The number of Hospitality sites outstanding in 1999 compared to the number outstanding in 1998 was constant. Since the amount the Company is billed by Communications is a direct function of the number of sites outstanding, the above-noted decrease results from a stronger Canadian dollar in the 1999 Fiscal year. As a percentage of the Company's total revenues, such costs increase to 17.5% for the 1999 Fiscal Year from 16.8% for the 1998 Fiscal Year.

      Event programming costs were Cdn$24,650, compared to Cdn$26,683 for the 1998 Fiscal Year, a decrease of Cdn$2,033 or 7.6%. The decrease was commensurate with the decrease in the number events hosted in event programming revenues for the reasons discussed above. As a percentage of the Company's total revenues, such costs remained constant at 0.2% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year.

      Advertising sponsorship costs were Cdn$61,255, compared to Cdn$32,517 for the 1998 Fiscal Year, an increase of Cdn$28,738 or 88.4%. The increase was the result of increased marketing campaigns and a greater use of advertising agencies during the 1999 Fiscal Year.

      Video and software costs in aggregate were Cdn$1,990,741 compared to Cdn$2,212,985 for the 1998 Fiscal Year, a decrease of Cdn$222,244 or 10.0%. Of these costs, Cdn$281,115 was incurred by Interlynx, compared to Cdn$484,639 for the 1998 Fiscal Year, a decrease of Cdn$203,524 or 42.0%. The decrease corresponds to the decrease in revenue discussed above. Costs attributable to video and software sales of the Magic Lantern Group for the 1998 Fiscal Year were Cdn$1,709,626, a decrease of Cdn$18,720, or 1.1%, over the Cdn$1,728,346 incurred in the 1998 Fiscal Year. The decrease corresponds to the decrease in revenue as discussed above. As a percentage of the Company's total revenues, these costs have fallen to 14.8% in the 1999 Fiscal Year from 15.0% in the 1998 Fiscal Year, with the decrease in costs of Interlynx, accounting for 91.6% of the decrease.

      Video dubbing costs were Cdn$353,983. These costs have decreased by Cdn$266,659, or 43.0%, over the Cdn$620,642 incurred in the 1998 Fiscal Year. The decrease also can be attributed to the decrease in customer base and more efficient operations since the acquisition of Image Media Ltd.

      Other costs, were Cdn$371,549, compared to Cdn$135,541 for the 1998 Fiscal Year, an increase of Cdn$236,008 or 174.1%. As a percentage of the Company's total revenues, such costs increased to 2.8% for the 1999 Fiscal Year from 0.9% for the 1998 Fiscal Year. The increase relates primarily to Viewer Services, which became a wholly-owned subsidiary on June 16, 1999.

      As a result of the foregoing, the Company's total cost of sales was Cdn$5,155,883, compared to Cdn$5,515,241 for the 1998 Fiscal Year, a decrease of Cdn$359,358 or 6.5%. Total gross margins decreased to 61.6% in the 1999 Fiscal Year from 62.7% in the 1998 Fiscal Year.

      Expenses. Selling, general and administrative expenses for the 1999 Fiscal Year were Cdn$7,572,771, compared to Cdn$6,591,941 for the 1998 Fiscal Year, an increase of Cdn$980,830 or 14.9%. The increase was caused by the following factors. Firstly, the purchase of the remaining 50% of Viewer Services. In prior years, Viewer Services was accounted for on the equity basis; for the Fiscal Year 1999, Viewer Services was consolidated as a wholly owned subsidiary resulting in an increase in selling, general and administrative expenses of Cdn$422,520 or 43.1% of the increase. Secondly, professional fees have increased as a result of consultants aiding in the developing of Sonoptic's business plan and Networks North's strategic planning. Thirdly, property taxes increased as a result of the City of Toronto, retroactively restating property taxes. Fourthly, salaries and benefits have risen due to both annual increases and additional staffing requirements. Finally, cost associated with the purchase of the remaining 49% of Interlynx also contributed to the increase. As a percentage of the Company's total revenues, total selling, general and administrative expenses increased to 56.4% for the 1999 Fiscal Year from 44.6% for the 1998 Fiscal Year.

      Bad debts expense was Cdn$136,888, compared to Cdn$43,123 for the 1998 Fiscal Year, an increase of Cdn$93,765 or 217.4%. The increase resulted from an increase in the allowance for doubtful accounts. As a percentage of the Company's total revenues, such costs increased to 1.0% for the 1999 Fiscal Year from 0.3% for the 1998 Fiscal Year.

      Interest and bank charges for the 1999 Fiscal Year were Cdn$98,440, compared to Cdn$137,942 for the 1998 Fiscal Year, a decrease of Cdn$39,502 or 28.6%. The decrease was the result of decreased debt levels. As a percentage of the Company's total revenues, such costs decreased to 0.7% for the 1999 Fiscal Year from 0.9% for the 1998 Fiscal Year.

      Depreciation and amortization for the 1999 Fiscal Year were Cdn$1,429,219, compared to Cdn$1,310,689 for the 1998 Fiscal Year, an increase of Cdn$118,530 or 9.0%. This increase is the result of depreciation on the capital asset additions in 1999. As a percentage of the Company's total revenues, such costs increased to 10.6% for the 1999 Fiscal Year from 8.9% for the 1998 Fiscal Year.

      Income Taxes. Provision for income taxes was Cdn$150,000 for the 1999 Fiscal Year, compared to Cdn$419,084 for the 1998 Fiscal Year, a decrease of Cdn$269,084 or 64.2%. The provision for taxes is lower in 1999 when compared to the 1998 provision due to a lower level of taxable income experienced in 1999.

      Net Income/Loss. As a result of all of the above, the Company's net loss for the 1999 Fiscal Year was Cdn$971,497, compared to net income Cdn$618,065 for the 1998 Fiscal Year, a change of Cdn$1,589,562. This represents a decrease in net income as a percentage of total revenues to (7.2%) in the 1999 Fiscal Year from 4.2% in the 1998 Fiscal Year.

Year Ended August 31, 1998 Compared to Year Ended August 31, 1997

      Revenues. Revenues from network services for the 1998 Fiscal Year were Cdn$6,727,889 compared to Cdn$6,259,314 for the Company's fiscal year ended August 31, 1997 (the "1997 Fiscal Year"), an increase of Cdn$468,575 or 7.5%. This increase was the result of an increase in the average number of Hospitality sites outstanding during 1998 when compared to the average number of Hospitality sites outstanding during 1997. Also, additional revenues were earned, exclusive to the 1998 Fiscal Year, from a project undertaken by the Technical department of Hospitality, where Playmakers were repaired and refurbished for Communications.

      Revenues from event programming for the 1998 Fiscal Year were Cdn$602,571, compared to Cdn$434,965 for the 1997 Fiscal Year, an increase of Cdn$167,606 or 38.5%. This increase was due to an increased number of corporate events hosted, both in Canada and abroad, in 1998 when compared to the number of events hosted in 1997.

      Revenues from ad sponsorship were Cdn$442,424 for the 1998 Fiscal Year, compared to Cdn$246,090 for the 1997 Fiscal Year, an increase of Cdn$196,334 or 79.8%. This increase was the result of an increase in the number and size of corporate sponsors over the level experienced in the previous period, and due to additional marketing and sales efforts in this area in 1998. Examples of the additional marketing initiatives were the use of a corporate brochure and video in presentations to prospective clients, and the employment on a full-time basis of an advertising sales manager.

      Revenues from video and software sales were Cdn$5,456,738 for the 1998 Fiscal Year. Of these revenues, Cdn$1,367,430 was earned by Interlynx in its first year of ownership by the Company. Revenues from video and software sales earned by the Magic Lantern Group for the 1998 Fiscal Year were Cdn$4,089,308, an increase of Cdn$1,811,540 or 79.5% over the Cdn$2,277,768 earned in the 1997 Fiscal Year. Both a greater emphasis on marketing and additional revenues generated from the business assets of Image Media Ltd., acquired by Magic, on August 31, 1997 have contributed to this increase over the prior year.

      Revenues from video dubbing were Cdn$747,138, an increase of Cdn$348,056 or 87.2% over the Cdn$399,082 earned in the 1997 Fiscal Year. This increase also can be attributed to additional revenues generated from the business assets of Image Media Ltd., acquired by Magic, on August 31, 1997.

      Other revenues, which consist primarily of revenue from internet services and interest income, were Cdn$795,212, compared to Cdn$734,470 for the 1997 Fiscal Year, a increase of Cdn$60,742 or 8.3%. Other revenues, as earned by the Magic Lantern Group, consist primarily of revenue from video conversion services. Revenues from this area were Cdn$217,930 compared to Cdn$139,302 for the 1997 Fiscal Year, an increase of Cdn$78,628 or 56.4%. This increase was a direct result of an increased level of consulting in regards to video conversion services provided in 1998.

      As a result of the foregoing, the Company's total revenues in aggregate were Cdn$14,771,972, compared to Cdn$10,351,689 for the 1997 Fiscal Year, an increase of Cdn$4,420,283 or 42.7%. Excluding revenues earned by Interlynx of Cdn$1,367,430, revenues were Cdn$13,404,542 for the 1998 Fiscal Year. When compared to revenues of Cdn$10,351,689 from the 1997 Fiscal Year, an increase of Cdn$3,052,853 or 29.5% was experienced in the 1998 Fiscal Year.

      Cost of Sales. Network services cost of sales for the 1998 Fiscal Year were Cdn$2,486,873, compared to Cdn$2,113,473 for the 1997 Fiscal Year, an increase of Cdn$373,400 or 17.7%. This increase resulted from all of the following. First, there was an increase in the average number of Hospitality sites outstanding in 1998 compared to the average number outstanding in 1997. Since the amount the Company is billed by Communications is a direct function of the number of sites outstanding, the above-noted increase translates into higher commissions payable to Communications. Secondly, the amount of commissions charged per site by Communications increased by 5% in March of 1998. Lastly, given that these commissions are payable in US dollars, the decrease in the value of the Canadian dollar over the past year has also contributed to the increase. As a percentage of the Company's total revenues, such costs decreased to 16.8% for the 1998 Fiscal Year from 20.4% for the 1997 Fiscal Year. This decrease is primarily the result of an increase in sales which are not commission based, including sales made by the Company's direct sales force who do not receive commissions, and revenues from both the Magic Lantern Group and Interlynx for the year.

      Event programming costs were Cdn$26,683, compared to Cdn$26,346 for the 1997 Fiscal Year, an increase of Cdn$337 or 1.3%.

      Advertising sponsorship cost were Cdn$32,517, compared to Cdn$1,466 for the 1997 Fiscal Year, an increase of Cdn$31,051. The increase was the result of increased marketing campaigns, which coincides with the increase in advertising revenue.

      Video and software costs in aggregate were Cdn$2,212,985 for the 1998 Fiscal Year. Of these costs, Cdn$484,639 was incurred by Interlynx in its first year of ownership by the Company. Costs attributable to video and software sales of the Magic Lantern Group for the 1998 Fiscal Year were Cdn$1,728,346, an increase of Cdn$930,710, or 116.7%, over the Cdn$797,636 incurred in the 1997 Fiscal Year. This increase was caused by the requirements of operating the business assets of Image Media Ltd., which were acquired by Magic on August 31, 1997. As a percentage of the Company's total revenues, these costs have risen to 15.0% in the 1998 Fiscal Year from 7.7% in the 1997 Fiscal Year, with the costs of Interlynx accounting for 34.2% of the percentage increase.

      Video dubbing costs were Cdn$620,642. These costs have increased by Cdn$408,570, or 192.7%, over the Cdn$212,072 incurred in the 1997 Fiscal Year. This increase also can be attributed to the additional costs resulting from the requirements of operating the business assets of Image Media Ltd., acquired by Magic, on August 31, 1997.

      Other costs, originating from activities of the Company, were Cdn$135,541, compared to Cdn$244,905 for the 1997 Fiscal Year, a decrease of Cdn$109,364 or 44.7%. As a percentage of the Company's total revenues, such costs decreased to 0.9% for the 1998 Fiscal Year from 2.4% for the 1997 Fiscal Year.

      As a result of the foregoing, the Company's total cost of sales was Cdn$5,515,241, compared to Cdn$3,395,898 for the 1997 Fiscal Year, an increase of Cdn$2,119,343 or 62.4%. Excluding Interlynx's cost of sales of Cdn$484,639, cost of sales were Cdn$5,030,602 in the 1998 Fiscal Year, compared to $3,395,898 in the prior year, an increase of $1,634,704 or 48.1%. Total gross margins decreased to 62.7% in the 1998 Fiscal Year from 67.2% in the 1997 Fiscal Year, and excluding the results of Interlynx, the gross margin was 62.5% in the 1998 Fiscal Year.

      Expenses. Selling, general and administrative expenses for the 1998 Fiscal Year were Cdn$6,591,941, compared to Cdn$4,786,519 for the 1997 Fiscal Year, an increase of Cdn$1,805,422 or 37.7%. These expenses for the 1998 Fiscal Year, excluding those of Interlynx of Cdn$445,872, totaled Cdn$6,146,069, and have increased by Cdn$1,359,550 or 28.4% when compared to the expense total of Cdn$4,786,519 for the 1997 Fiscal Year. This increase was caused by the following factors. Firstly, advertising and promotion expenses have increased as a result of both the increased promotion and prizing of our QB1game in Hospitality, and the additional marketing efforts in the areas of video, software and dubbing sales and ad sponsorship. Additional expenses have also been incurred resulting from the requirements of operating the business assets of Image Media Ltd., acquired August 31, 1997. Thirdly, salaries and benefits have risen due to both annual increases and additional staffing requirements. Travel expenses have increased due to the increase in the number of Corporate events being hosted abroad and the travel costs associated with the area representatives hired, in 1998, to provide both customer service and training to both new and existing Hospitality sites. Lastly, freight charges have increased. This increase was commensurate with the increase in advertising and promotion, the increase in volume of equipment being shipped to both Corporate events and Hospitality sites, and an increase in the volume of videos and software being shipped to customers. As a percentage of the Company's total revenues, total selling, general and administrative expenses decreased to 44.6% for the 1998 Fiscal Year from 46.2% for the 1997 Fiscal Year.

      Bad debts expense was Cdn$43,123, compared to Cdn$48,284 for the 1997 Fiscal Year, a decrease of Cdn$5,161 or 10.7%. As a percentage of the Company's total revenues, such costs decreased to 0.3% for the 1998 Fiscal Year from 0.5% for the 1997 Fiscal Year.

      Interest and bank charges for the 1998 Fiscal Year were Cdn$137,942, compared to Cdn$109,834 for the 1997 Fiscal Year, an increase of Cdn$28,108 or 25.6%. This increase was the result of additional interest arising from long-term debt, acquired in April 1998, to finance the Company's purchase of the 10 Meteor Drive property and refinance the debt on Magic's property, located at 775 Pacific Road in Oakville. As a percentage of the Company's total revenues, such costs decreased to 0.9% for the 1998 Fiscal Year from 1.1% for the 1997 Fiscal Year.

      Depreciation and amortization for the 1998 Fiscal Year were Cdn$1,310,689, compared to Cdn$952,145 for the 1997 Fiscal Year, an increase of Cdn$358,544 or 37.7%. This increase is the result of both depreciation on the capital asset additions in 1998, and amortization of goodwill associated with the purchase of Interlynx. As a percentage of the Company's total revenues, such costs decreased to 8.9% for the 1998 Fiscal Year from 9.2% for the 1997 Fiscal Year.

      Income Taxes. Provision for income taxes was Cdn$419,084 for the 1998 Fiscal Year, compared to Cdn$433,900 for the 1997 Fiscal Year, a decrease of Cdn$14,816 or 3.4%. The provision for taxes is lower in 1998 when compared to the 1997 provision due to a lower level of taxable income experienced in 1998.

      Net Income. As a result of all of the above, the Company's net income for the 1998 Fiscal Year was Cdn$618,065, compared to Cdn$609,387 for the 1997 Fiscal Year, an increase of Cdn$8,678 or 1.4%. This represents a decrease in net income as a percentage of total revenues to 4.2% in the 1998 Fiscal Year from 5.9% in the 1997 Fiscal Year.

Year Ended August 31, 1997 Compared to Year Ended August 31, 1996

      Revenues. Revenues from network services for the 1997 Fiscal Year were Cdn$6,259,314, compared to Cdn$5,104,830 for the Company's fiscal year ended August 31, 1996 (the "1996 Fiscal Year"), an increase of Cdn$1,154,484 or 22.6%. This increase is primarily the result of an increase in the average number of sites outstanding in 1997 when compared to the average number of sites outstanding in 1996.

      Revenues from event programming for the 1997 Fiscal Year were Cdn$434,965, compared to Cdn$409,722 for the 1996 Fiscal Year, an increase of Cdn$25,243 or 6.2%.

      Revenues from ad sponsorship were Cdn$246,090 for the 1997 Fiscal Year, compared to Cdn$198,989 for the 1996 Fiscal Year, an increase of Cdn$47,101 or 23.7%. This increase is primarily the result of increased initiatives in this area.

      Revenues from video and software sales and video dubbing, as earned by the Magic Lantern Group, were Cdn$2,277,768 and Cdn$399,082 respectively, for the 1997 Fiscal Year, the first year of ownership by the Company.

      Other revenues, which consist primarily of revenue from internet services and interest income, were Cdn$734,470, compared to Cdn$604,710 for the 1996 Fiscal Year, an increase of Cdn$129,760 or 21.5%. Other revenues, as earned by the Magic Lantern Group, consist primarily of revenue from video conversion services. Revenues in this area were Cdn$139,302 for the 1997 Fiscal Year, the first year of ownership by the Company.

      As a result of the foregoing, the Company's total revenues were Cdn$10,351,689, compared to Cdn$6,318,251 for the 1996 Fiscal Year, an increase of Cdn$4,033,438 or 63.8%. Excluding total revenues from the Magic Lantern Group of Cdn$2,816,152, revenues were Cdn$7,535,537 for the 1997 Fiscal Year, compared to revenues of Cdn$6,318,251 from the 1996 Fiscal Year, an increase of Cdn$1,217,286 or 19.3%.

      Cost of Sales. Network services cost of sales for the 1997 Fiscal Year were Cdn$2,113,473, compared to Cdn$1,959,978 for the 1996 Fiscal Year, an increase of Cdn$153,495 or 7.8%. This increase is primarily the result of an increase in the average number of sites outstanding in 1997 compared to the average number outstanding in 1996. Since the amount the Company is billed by Communications is a direct function of the number of sites, an increase in the number of average sites outstanding in 1997 would result in higher commissions payable to Communications in 1997, than the level experienced in 1996. As a percentage of the Company's total revenues, such costs decreased to 20.4% for the 1997 Fiscal Year from 31.0% for the 1996 Fiscal Year. This decrease is primarily the result of an increase in sales which are not commissionable, including sales made by the Company's direct sales force who do not receive commission, and revenues from the Magic Lantern Group for the year.

      Event programming costs were Cdn$26,346, compared to Cdn$25,535 for the 1996 Fiscal Year, an increase of Cdn$811.

      Advertising sponsorship costs were Cdn$1,466, compared to Cdn$1,852 for the 1996 Fiscal Year, a decrease of Cdn$386.

      Video and software sales and video dubbing costs, originating from the Magic Lantern Group, were Cdn$797,636 and Cdn$212,072, for the 1997 Fiscal Year. As a percentage of the Company's total revenues, these costs were 7.7% and 2.0%, respectively.

      Other costs, were Cdn$244,905, compared to Cdn$236,551 for the 1996 Fiscal Year, an increase of Cdn$8,354 or 3.5%. As a percentage of the Company's total revenues, such costs decreased to 2.3% for the 1997 Fiscal Year from 3.7% for the 1996 Fiscal Year. Other costs, originating from the activities of the Magic Lantern Group, were Cdn$9,681 for the 1997 Fiscal Year, which were 0.1% of the Company's total revenues.

      As a result of the foregoing, the Company's total cost of sales was Cdn$3,395,898, compared to Cdn$2,223,916 for the 1996 Fiscal Year, an increase of Cdn$1,171,982 or 52.7%. Excluding the Magic Lantern Group's cost of sales of Cdn$1,019,389, cost of sales were Cdn$2,376,509 in the 1997 Fiscal Year, compared to Cdn$2,223,916 in the prior year, an increase of $152,593 or 6.9%. Total gross margins improved to 67.2% in the 1997 Fiscal Year from 64.8% in the 1996 Fiscal Year, and excluding the Magic Lantern Group, the gross margin improved to 68.5% in the 1997 Fiscal Year.

      Expenses. Selling, general and administrative expenses for the 1997 Fiscal Year were Cdn$4,786,519, compared to Cdn$2,642,853 for the 1996 Fiscal Year, an increase of Cdn$2,143,666 or 81.1%. These expenses for the 1997 Fiscal Year, excluding those of the Magic Lantern Group of Cdn$1,394,541, totaled Cdn$3,391,978, compared to Cdn$2,642,853 for the 1996 Fiscal Year, an increase of Cdn$749,125 or 28.3%. As a percentage of the Company's total revenues, total selling, general and administrative expenses increased to 46.2% for the 1997 Fiscal Year from 41.8% for the 1996 Fiscal Year. This increase in percentage is primarily the result of the addition of staff and rising salaries in 1997, when compared to 1996.

      Bad debts expense was Cdn$48,284, compared to Cdn$54,990 for the 1996 Fiscal Year, a decrease of Cdn$6,706 or 12.2%. As a percentage of the Company's total revenues, such costs decreased to 0.5% for the 1997 Fiscal Year from 0.9% for the 1996 Fiscal Year. This decrease is primarily the result of an overall improvement in the management of the Company's accounts receivable.

      Interest and bank charges for the 1997 Fiscal Year were Cdn$109,834, compared to Cdn$8,657 for the 1996 Fiscal Year, an increase of Cdn$101,177 or 1168.7%. As a percentage of the Company's total revenues, such costs increased to 1.1% for the 1997 Fiscal Year from 0.1% for the 1996 Fiscal Year. This increase is the result of the increased debt load assumed upon the Magic Lantern Group Acquisition.

      Depreciation and amortization for the 1997 Fiscal Year were Cdn$952,145, compared to Cdn$383,776 for the 1996 Fiscal Year, an increase of Cdn$568,369 or 148.1%. As a percentage of the Company's total revenues, such costs increased to 9.2% for the 1997 Fiscal Year from 6.1% for the 1996 Fiscal Year. This increase is the result of both depreciation on the increased amount of rental equipment in the field, attributable to an increased number of average rental sites outstanding in 1997, and amortization of goodwill associated with the purchase of the Magic Lantern Group.

      Income Taxes. Provision for income taxes was Cdn$433,900 for the 1997 Fiscal Year, compared to Cdn$463,000 for the 1996 Fiscal Year, a decrease of Cdn$29,100 or 6.3%. The provision for taxes is lower in 1997 when compared to the 1996 provision due to a lower level of taxable income experienced in 1997.

      Net Income. As a result of all of the above, the Company's net income for the 1997 Fiscal Year was Cdn$609,387, compared to Cdn$541,059for the 1996 Fiscal Year, an increase of Cdn$68,328 or 12.6%. This represents a decrease in net income as a percentage of total revenues to 5.9% in the 1997 Fiscal Year from 8.6% in the 1996 Fiscal Year.

Liquidity and Capital Resources

      At August 31, 1999, the Company had working capital of Cdn$4,037,060, a decrease of

Cdn$36,775 from working capital of Cdn$4,073,835.

      For the 1999 Fiscal Year, the Company had a net increase in cash flow of Cdn$1,017,007, versus a decrease from in its cash flow of Cdn$1,420,682 for the 1998 Fiscal Year. Net increase in cash flow for the 1997 Fiscal Year was Cdn$643,908. The increase in net cash flow for the 1999 Fiscal Year was primarily due to cash provided from operating activities.

      Cash provided by operating activities for the 1999 Fiscal Year was Cdn$1,750,993. The major factors contributing to the cash provided from operations for the 1999 Fiscal Year include: net income before depreciation and amortization of Cdn$457,722; cash provided from the conversion of short-term investments to cash of Cdn$1,780,407; cash used to reduce accounts payable and accrued liabilities of Cdn$701,392. Cash provided by operating activities for the 1998 Fiscal Year was Cdn$475,343. The major factor contributing to the cash provided by operations during the 1998 Fiscal Year was net income before depreciation and amortization of Cdn$1,928,754 reduced by the use of cash resulting from the increase in accounts receivable of Cdn$1,034,931, which resulted from increased sales levels in 1998 and the purchase of the assets of Image Media. Cash provided by operating activities for the 1997 Fiscal Year was Cdn$3,814,770.

      Cash used in investing activities in the 1999 Fiscal Year was Cdn$753,318. This amount resulted primarily from the purchase of property and equipment totaling Cdn$601,633 and the development of software totaling Cdn$250,000. Cash used in investing activities in the 1998 Fiscal Year was Cdn$2,454,791. This amount was primarily made up of purchases of property and equipment (including the purchase of the property, building and leasehold improvements therein, located at 10 Meteor Drive), totaling Cdn$2,012,543, an increase in licenses due to the payment of Cdn$78,400 to Players Network Inc. for the right to be the exclusive Canadian distributor of its products for a 10-year period, and the purchase of Interlynx, which totaled Cdn$380,001. Cash used in the 1997 Fiscal Year was Cdn$3,092,057. The Company's purchase of the Magic Lantern Group, totaling Cdn$1,644,497, the purchase of property and equipment for Cdn$1,040,765, the investment in Viewer Services of Cdn$38,305 by Magic and the purchase of certain of the business assets and the resulting goodwill of Image Media by Magic, for Cdn$590,000, accounted for the use of cash. These uses of cash were somewhat offset by the decrease in notes receivable in the 1997 Fiscal Year of Cdn$221,510.

      Cash provided by financing in the 1999 Fiscal Year was Cdn$19,332 resulting from increased bank debt. Cash provided by financing activities in the 1998 Fiscal Year totaled Cdn$558,766. This mainly resulted from proceeds on the exercise of options to purchase common shares of Cdn$101,465, and the acquisition of a long-term operating loan from the Royal Bank of Canada of Cdn$1,309,246. The loan was used to retire and refinance short-term debt, as reflected in the decrease of bank indebtedness of Cdn$577,982, and finance the purchase of long-term assets. Cash used in financing activities in the 1997 Fiscal Year was Cdn$78,805. This cash was used primarily in the retirement of short-term debt.

      The Company believes that its working capital position provides the required liquidity on both a short and long term basis and that it will not require external financing for its operating activities during the 2000 Fiscal Year, based upon the Company's present plans for the 2000 Fiscal Year. However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

      The rate of inflation has had little impact on the Company's operations or financial position during the three fiscal years ended August 31, 1999, and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2000 Fiscal Year.

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

Year 2000

      The Year 2000 Issue arises because many computerized systems use two digits, rather than four, to identify a year. Date-sensitive systems may recognize the year 2000 as 1900, or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations.

      The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems. Non-IT systems refers to other miscellaneous systems, not thought of as IT systems, such as alarm systems and fax machines. In addition, the Company has been determining the extent to which the systems of third parties with whom the Company has significant relationships may be vulnerable to year 2000 issues and what impact, if any, these year 2000 issues will have on the Company. As part of these assessments, a compliance plan, which included the formation of a steering committee and a timetable for identifying, evaluating, resolving and testing its year 2000 issues, was developed.

      The timetable provided for the Company's completion of its remediation of any year 2000 issues by the end of September 1999. This target has been met. While it is difficult, at present, to fully quantify the overall cost of this work, the Company has incurred less than $100,000 in spending for year 2000 issues. Costs for systems maintenance and modification are expensed as incurred while spending for new hardware, software or equipment has been capitalized and will be depreciated over the assets' useful lives. The Company has funded its year 2000 expenditures out of its cash flows from operations.

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

Financial Statement                                                   Location*
-------------------                                                   ---------

Report of Independent Auditors....................................     F - 1
Consolidated Balance Sheets.......................................     F - 2
Consolidated Statements of Operations and Retained Earnings.......     F - 3
Consolidated Statements of Cash Flows.............................     F - 4
Notes to Consolidated Financial Statements........................     F - 5

----------
*     Page F-1 follows page 44 to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                                                                                             Director
Name                          Age           Principal Positions with the Company              Since
----                          ---           ------------------------------------              -----
Peter Rona                     53   President, Chief Executive Officer, and Chairman of        1987
                                    the Board of Directors of the Company
Don Pagnutti                   49   Principal Financial Officer and Chief Operating            N/A
                                    Officer
Douglas R. Connolly            46   President of Magic Lantern Communications Ltd.;            1996
                                    Director of the Company
Dale G. Smith                  50   Director of the Company                                    1993
Lorne C. Stephenson            48   Director of the Company                                    1998
Adrian P. Towning              55   Director of the Company                                    1994
Mark Truman                    45   Secretary of the Company                                   N/A
Bart Yabsley                   36   Director of the Company                                    1998

      Peter Rona has been the President, Chief Executive Officer and a director of the Company since September 1, 1987. In addition, he was the Principal Financial Officer of the Company from September 1987 to August 1997. He has been President of NTN Interactive Network, Inc. (formerly, NTN Sports, Inc. until
1993) from 1985 to 1991 and February 1993 to present. Mr. Rona has also been the President, sole director and sole shareholder of Anor Management, Ltd., a personal holding company since 1987.

      Don Pagnutti has been the Chief Financial Officer of Networks North since September 1998, as well as Executive Vice President and Chief Operating Officer since September 1997. From 1980 to 1996, he worked for Telemedia Communications, a large Canadian media company as Vice President-Radio. From 1996-1997, he worked for Sullivan Entertainment Inc, as Executive Vice President and Chief Financial Officer. Mr. Pagnutti is a Chartered Accountant and has a Masters Degree in Business Administration and a bachelor of Commerce Degree from the University of Toronto.

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

      Dale G. Smith is the Chief Financial Officer of the Norshield Financial Group, provider of diversified financial services including asset management, merchant banking and insurance since 1998. From 1990 - 1998, he was an Officer/Director and part owner of Montebello Farms, Inc., International breeders of Arabian horses. From 1988 - 1990, he was the President of Oden Capital Corporation, a privately owned venture capital company. From 1969 - 1988, he was a member of Deloitte & Touche, Chartered Accountants, having been admitted to partnership in 1980.

      Lorne C. Stephenson is the Executive Vice President, Administration (December 1998 to present) of NetStar Communications Inc. ["NetStar"], a company involved in broadcast operations. Mr. Stephenson was Senior Vice President, Administration and Corporate Affairs (1995 to December 1998) of NetStar. Mr. Stephenson was also the Vice President, Corporate Affairs (1991 to 1995), Vice President, Entertainment (1989 to 1991), Executive Assistant to Chairman and CEO (1983 to 1989) and Director of Corporate Affairs (1979 to 1983) for John Labatt Ltd., a Canadian-owned international consumer product and entertainment conglomerate. He is a member of the Canadian Cultural Advisory Group on International Trade, a member of the Board of Governors and Chairman of the University Advancement Committee of McMaster University, and a member of the Board of Directors of Montcrest, a private school in Toronto, Ontario, Canada.

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

      Bart Yabsley is the Vice President and General Counsel, Corporate and Secretary (May 1998 to present) of NetStar. Mr. Yabsley was the Associate General Counsel, Corporate (November 1997 to April 1998) and Legal Counsel (October 1994 to October 1997) of NetStar.

      Pursuant to a Designation Agreement, dated as of October 4, 1994, among the Company, NTNIN and NetStar, the Company has granted NetStar the right to designate one-third (1/3) of the members of the Company's Board of Directors so long as NetStar is the owner of at least 20% and not greater than 50% of the outstanding Common Stock. Should NetStar's ownership be at least 10% and less than 20% of the outstanding Common Stock, NetStar would be entitled to designate one-sixth (1/6) of the members of the Company's Board. Further, should NetStar's ownership exceed 50% of the outstanding Common Stock, NetStar shall be entitled to designate one-half (1/2) of the members of the Company's Board. In accordance with the terms of the Designation Agreement, NetStar has designated Lorne C. Stephenson and Bart Yabsley as directors of the Company.

Item 11. Executive Compensation.

Summary Compensation Table

      The following table sets forth information concerning the compensation paid or accrued by the Company during the three years ended August 31, 1999 to those individuals who served as Chief Executive Officer of the Company during the 1999 Fiscal Year and all other executive officers of the Company or any of its subsidiaries at August 31, 1999 who received total annual salary and bonuses in excess of US$100,000 during the 1999 Fiscal Year (collectively, the "Named Executive Officers").

                                                                                                          Long-Term
                                                                                                         Compensation
                                                                                                         ------------
                                                                   Annual Compensation                      Awards
                                                      ----------------------------------------------     ------------
                                                                                                          Securities
                                 Year Ended                                             Other Annual      Underlying
Name and Principal Position      August 31,             Salary            Bonus         Compensation        Options
---------------------------      ----------             ------            -----         ------------        -------
Peter Rona, President and           1999              US$112,158        US$20,573            $-0-            30,000
Chief Executive Officer             1998                 117,044           22,907             -0-            40,000
                                    1997                 119,103           34,030             -0-            25,000

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

Option Grants Table

      The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during the 1999 Fiscal Year, (b) the percentage the grant represents of the total number of options granted to all Company employees during the 1999 Fiscal Year, (c) the per share exercise price of each option, (d) the expiration date of each option, and (e) the potential realized value of each option based on: (i) the assumption of a five (5%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term, and (ii) the assumption of a ten (10%) percent annualized compounded appreciation of the market price of the Common

Stock from the date of the grant of the subject option to the end of the option term.

                                                                                    Potential Realizable Value at
                                      Percentage of                                 Assumed Rates of Stock Price
                                      Total Options                                 Appreciation for Option Term
                 Number of Shares      Granted to                                   -----------------------------
                    Underlying        Employees in       Exercise     Expiration
Name              Options Granted      Fiscal Year        Price          Date            5%              10%
----              ---------------      -----------        -----          ----            --              ---
Peter Rona            30,000              14.6%          US$2.00       11/23/03       US$16,577       US$36,631

Options Exercised and Remaining Outstanding

      Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during the 1999 Fiscal Year upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price),
(iii) the total number of unexercised options held on August 31, 1999, separately identified between those exercisable and those not exercisable, and
(iv) the aggregate value of in-the-money, unexercised options held on August 31, 1999, separately identified between those exercisable and those not exercisable.

                                                                                         Value of Unexercised
                                                    Number of Unexercised Options      In-the-Money Options at
                                                         at August 31, 1999                August 31, 1999
                         Shares                     -----------------------------    ----------------------------
                      Acquired on
Name                    Exercise    Value Realized  Exercisable    Unexercisable     Exercisable    Unexercisable
----                    --------    --------------  -----------    -------------     -----------    -------------
Peter Rona                 -0-           -0-          157,500         50,000             -0-             -0-

Director's Remuneration

      Each director, not otherwise a full time employee of the Company, is eligible to receive Cdn$500 for each meeting of the Board of Directors or committee thereof which they attend, along with the reimbursement of their reasonable expenses incurred on the Company's behalf. The NetStar designees on the Company's Board have declined such compensation in the 1999 Fiscal Year and in previous fiscal years. In addition, each director, not otherwise a full time employee of the Company, is eligible to receive 1,500 stock options annually.

Employment Contracts with Named Executive Officers

      As of September 1, 1997, NTNIN extended by two years its employment agreement (the "Rona Employment Agreement") with Peter Rona, its President and Chief Executive Officer, originally dated as of September 1, 1994. Mr. Rona is also the President, Chief Executive

Officer, Chief Financial and Accounting Officer and Chairman of the Board of Directors of the Company. The Company has guaranteed NTNIN's obligations under the Rona Employment Agreement. Mr. Rona does not receive any compensation from the Company other than pursuant to the Rona Employment Agreement.

      The Rona Employment Agreement provides for an initial base compensation of Cdn$165,375 with annual increases to be subject to review by the Board of Directors, but in no event less than the proportional increase in the Consumer Price Index as published by Statistics Canada, plus a bonus equal to a percentage of the annual base compensation paid to Mr. Rona determined by reference to the excess of NTNIN's actual net income before taxes over specified amounts set forth in the Rona Employment Agreement. The Rona Employment Agreement further provides for the granting to Mr. Rona of stock options at the discretion of the Board of Directors. The Board awarded Mr. Rona stock options to purchase 30,000 shares of Common Stock as of November 23, 1998. In all other respects, the basic provisions of the Rona Employment Agreement remain the same.

      Magic has entered into two separate Employment Agreements, each dated September 1, 1998, with Douglas Connolly and Wendy Connolly. These Employment Agreements each have two year terms commencing on September 1, 1998 and terminating on August 31, 2000, and pursuant to which Mr. and Ms. Connolly shall receive annual base salaries of Cdn$125,000 and Cdn$70,000, respectively, together with automotive expenses of Cdn$12,000 and Cdn$8,400, respectively. There is a provision in each Employment Agreement for a cost-of-living adjustment to their base salaries for the second year of the term. In addition, under their respective Employment Agreements, Mr. and Ms. Connolly shall each be entitled to a bonus, not to exceed Cdn$50,000 and Cdn$28,000, respectively (subject to a cost-of living adjustment for the second year of their respective terms), to be based upon the actual net income before taxes, if any, of Magic during each year of the terms of the Employment Agreements. The D. Connolly Employment Agreement further provides for Mr. Connolly to serve as President and Chief Operating Officer of Magic during its term.

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

      Neither the Company nor NTNIN has any other employment agreement in effect with any other executive employee.

Compensation Committee Interlocks and Insider Participation

      The Company's Audit and Compensation Committee currently consists of Dale
G. Smith and Adrian P. Towning. Messrs. Smith and Towning are not officers or employees of the Company, and have not served in such capacities in the past. No executive officer of the Company served as a director or member of the compensation committee (or group performing similar functions) of another entity, one of whose executive officers served on the Audit and Compensation Committee or as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Set forth in the table below is information concerning the ownership, as of the close of business on August 31, 1999, of the Common Stock by each person who is known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock, the Company's directors and Named Executive Officers, and all directors and executive officers as a group.

                                          Amount and Nature of      Percent of
Name and Address                          Beneficial Ownership       Class (1)
----------------                          --------------------       ---------
NetStar Enterprises Inc. (2)...........          925,787               31.4%
Lorne C. Stephenson (3)................          925,787 (4)           31.4
Bart Yabsley (3).......................          925,787 (4)           31.4
Peter Rona (6).........................          380,357 (6)           12.2
Anor Management Ltd. (7)...............          192,857 (7)            6.5
Douglas Connolly.......................          192,948 (8)            6.5
Adrian P. Towning......................           11,250                0.4
Dale G. Smith..........................            6,000                0.2

All directors and executive officers as
   a group (7 persons).................        1,709,199 (9)           57.9%

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60-day period, have been exercised.

(2) The address for NetStar Enterprises Inc. is 2225 Sheppard Avenue East - Suite 100, North York, Ontario, Canada M2J 5C2.

(3) The address for Messrs. Stephenson and Yabsley is c/o NetStar Communications Inc., 2225 Sheppard Avenue East - Suite 100, North York, Ontario, Canada M2J 5C2.

(4) Includes the 925,787 shares of Common Stock owned by NetStar, of which Mr. Stephenson is Executive Vice President, Administration and Mr. Yabsley is Vice President and General Counsel, Corporate and Secretary.

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

(8) Represents the payments of stock in lieu of cash based upon two promissory notes issued to companies controlled by Mr. Connolly. The 185,448 shares of common stock are beneficially owned by 1199846 Ontario Ltd. and Connolly-Daw Holdings Inc., both of which Mr. Connolly is a principal shareholder and an officer.

(9) Includes 192,857 shares issuable upon conversion of the convertible preferred stock referred to in note (6) above.

Item 13. Certain Relationships and Related Transactions.

      Set forth below is a description of certain transactions between the Company and its directors, executive officers, beneficial owners of five percent or more of the outstanding Common Stock, or member of the immediate family of any of the foregoing persons, as well as certain business relationships between the Company and its directors, which occurred or existed during the 1999 Fiscal Year.

            (a) During the 1999 Fiscal Year, both pursuant to the License Agreement and otherwise, the Company paid Communications an aggregate Cdn$2,011,202 as commissions. Under the License Agreement, the Company, through NTNIN, holds the exclusive license to market the products and programs of Communications throughout Canada through December 31, 2015.

            (b) On October 2, 1996, pursuant to a Stock Purchase Agreement, dated October

      1, 1996 (the "Magic Lantern Purchase Agreement"), the Company, through NTNIN, acquired all of the outstanding stock of Magic. As consideration for the purchase of such stock the Company delivered Cdn$200,000 on October 1, 1996 and a Non-Negotiable Promissory Note (the "Connolly-Daw Note") in the principal amount of Cdn$703,133 to Connolly-Daw Holdings Inc. ("Connolly-Daw") and a Non-Negotiable Promissory Note (the "1199846 Note") in the principal amount of Cdn$546,867 to 1199846 Ontario Ltd. ("1199846"). The Connolly-Daw Note requires principal payments of Cdn$78,133, Cdn$312,500 and Cdn$312,500 on August 31, 1998, 1999, and
      2000, respectively. In lieu of such cash payments, the Company has the option to tender payment to Connolly-Daw, and Connolly-Daw has the option to demand payment, in the form of 12,276, 49,097 and 49,096 shares of Common Stock (collectively, the "Connolly-Daw Shares"), respectively. The 1199846 Note requires principal payments of Cdn$312,500 and Cdn$234,367 on August 31, 1997 and 1998, respectively. In lieu of such cash payments, the Company has the option to tender payment to 1199846, and 1199846 has the option to demand payment, in the form of 49,097 and 36,821 shares of Common Stock (collectively, the "1199846 Shares"), respectively. Also pursuant to the Magic Lantern Purchase Agreement, Connolly-Daw, NTNIN and the Company entered into an Option Agreement, dated October 1, 1996, and 1199846, NTNIN and the Company entered into an Option Agreement, dated October 1, 1996 (together, the "Option Agreements"). Under the terms of the Option Agreements, in the event that either Magic or Mr. Connolly chooses not to extend the term of the D. Connolly Employment Agreement beyond its initial term expiring on August 31, 1999, on or after September 1, 1999 and on or before September 30, 1999, Connolly-Daw and 1199846 shall each have the right to cause the Company to purchase any of the Connolly-Daw Shares or 1199846 Shares, as the case may be, then held by Connolly-Daw or 1199846 at a price equal to 90% of the market value (as defined in the Option Agreements) of such shares (Connolly-Daw having been granted the right in this event to cause acceleration of the September 1, 2000 payment under the Connolly-Daw Note to August 31, 1999) and the Company shall have the right to cause the Connolly-Daw and 1199846 to sell to the Company any of the Connolly-Daw Shares or 1199846 Shares, as the case may be, then held by Connolly-Daw or 1199846 at a price equal to 110% of the market value (as defined in the Option Agreements) of such shares (Connolly-Daw having been granted the right in this event to cause acceleration of the September 1, 2000 payment under the Connolly-Daw Note to August 31, 1999). Douglas Connolly, a director of the Company and President of Magic, is the President and a principal shareholder of both Connolly-Daw and 1199846.

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

            On August 31, 1999, the Company issued 98,193 shares of its common stock in lieu of the Cdn$312,500 payments due on each of August 31, 1999 and August 31, 2000, pursuant to the Connolly-Daw Note.

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

            (d) The Company purchased 51% of the outstanding shares of Interlynx Multimedia, Inc. effective September 1, 1997. The Company purchased the remaining 49% of the outstanding shares of Interlynx Multimedia Inc, effective June 1, 1999. Cross-reference is made to Interlynx Multimedia Inc. on page 13 in this Form 10-K for further information.

            (e) The Company provided a U.S. $70,000 loan to Peter Rona, the President and Chief Executive Officer of the Company, on May 20, 1998. The loan is collateralized by a Promissory Note, dated May 20, 1998, in the principal amount of U.S. $70,000. The Promissory Note is due on demand and bears interest, at a specified bank prime rate plus three quarters of one percent.

                                     PART IV

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-K:

Financial Documents                                                   Location*
-------------------                                                   ---------

1.    Financial Statements of the Company
      Report of Independent Auditors.............................       F - 1
      Consolidated Balance Sheets................................       F - 2
      Consolidated Statements of Operations and Retained Earnings       F - 3
      Consolidated Statements of Cash Flows......................       F - 4
      Notes to Consolidated Financial Statements.................       F - 5

----------
*     Page F-1 follows page 46 to this Annual Report on Form 10-K.

      There are no financial statement schedules either applicable or required to be filed by the Company in this Annual Report on Form 10-K pursuant to the instructions to Item 14 of Form 10-K.

      (b) The Company did not file any Current Reports on Form 8-K during its fourth fiscal quarter ended August 31, 1999.

      (c) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Annual Report on Form 10-K:

Exhibit
Number                                         Title
------                                         -----

2.1 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto.+
3.1    Certificate of Incorporation, as amended to date.
3.2    By-Laws, as amended to date.
4.1    Specimen Stock Certificate.
10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc.+
10.2 Stock Purchase Agreement, dated as of October 4, 1994, between NTN Canada and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.). +
10.3 Option, dated as of October 4, 1994, registered in the name of NetStar Enterprises Inc. (formerly, Labatt Communications Inc).+
10.4 Designation Agreement dated as of October 4, 1994, among NTN Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.). +
10.5 Registration Rights Agreement, dated as of October 4, 1994, between NTN Canada and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.). +
10.6 Promissory Note of NTN Interactive Network Inc. registered in the name of Connolly-Daw Holdings, Inc.+
10.7 Promissory Note of NTN Interactive Network Inc., registered in the name of 1199846 Ontario Ltd.+
10.8 Option Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., NTN Interactive Network Inc. and NTN Canada, Inc.+
10.9 Option Agreement, dated October 1, 1996, among 1199846 Ontario Ltd., NTN Interactive Network Inc. and NTN Canada, Inc.+
10.10 Registration Rights Agreement, dated October 1, 1996, among NTN Canada, Inc., Connolly-Daw Holdings Inc. and 1199846 Ontario Ltd.+
10.11 Employment Agreement dated as of August 31, 1994, between NTN Interactive Network Inc. and Peter Rona. +
10.12 Management Agreement, dated October 1, 1996, between Magic Lantern Communications Ltd. and Connolly-Daw Holdings Inc. +
10.13 Employment Agreement dated October 1, 1996, between Magic Lantern Communications Ltd. and Douglas Connolly. +
10.14 Employment Agreement dated October 1, 1996, between Magic Lantern Communications Ltd. and Wendy Connolly. +
10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.16 Promissory Note, dated September 10, 1999, by and between 1373224
      Ontario Limited, as Debtor, and the Holder, as Creditor. +

10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.19 Certificate to the Escrow Agent certifying that the conditions of Closing have been satisfied or waived. +
10.20 Certificate to the Escrow Agent certifying that the conditions of Closing have not been satisfied or waived. +
10.21 Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.22 Order of the Ontario Superior Court of Justice, dated September, 1999, approving the transaction contemplated herein, and vesting in the Purchaser the right, title and interest of GalaVu and the Receiver, if any, in and to the Purchased Assets, free and clear of the right, title and interest of any other person other than Permitted Encumbrances. +
10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.24 Covenant of Networks North Inc., dated September 13, 1999, to allot and issue and pay to the Bank in writing 100,000 common shares of NETN.
22     List of Subsidiaries
23     Business Sector Date
27     Financial Data Schedule

+ Incorporated by reference. See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Networks North Inc.

Date: November 29, 1999       By:                 /s/ Peter Rona
                                 -----------------------------------------------
                                               Peter Rona, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Capacity                    Date
       ---------                         --------                    ----

    /s/ Peter Rona      President, Chief Executive Officer,    November 29, 1999
---------------------   Chairman of the Board and Director
      Peter Rona

 /s/ Douglas Connolly                    Director              November 29, 1999
---------------------
   Douglas Connolly

   /s/ Don Pagnutti     Principal Financial and Accounting     November 29, 1999
---------------------   Officer
     Don Pagnutti

   /s/ Dale G. Smith                     Director              November 29, 1999
---------------------
     Dale G. Smith

/s/ Adrian P. Towning                    Director              November 29, 1999
---------------------
   Adrian P. Towning

2.1   Stock Purchase Agreement, dated October 1, 1996, among
      Connolly-Daw Holdings Inc., 1199846 Ontario Ltd.,
      Douglas Connolly, Wendy Connolly and NTN Interactive
      Network Inc., minus Schedules thereto .....................  +1, Exh. 10.1
3.1   Articles of Incorporation, as amended to date .............          p. 59
3.2   By-Laws, as amended to date ...............................          p. 62
4.1   Specimen Stock Certificate ................................          p. 71
10.1  License Agreement, dated March 23, 1990, between NTN
      Communications, Inc. and NTN Interactive Network Inc. .....  +2, Exh. 10.9
10.2  Stock Purchase Agreement, dated as of October 4, 1994, between NTN Canada and NetStar Enterprises Inc.
      (formerly, Labatt Communications Inc.) ....................     +3, Exh. A
10.3  Option, dated as of October 4, 1994, registered in the name of NetStar Enterprises Inc. (formerly, Labatt
      Communications Inc) .......................................     +3, Exh. B
10.4  Designation Agreement dated as of October 4, 1994,
      among NTN Canada, Inc., NTN Interactive Network Inc.
      and NetStar Enterprises Inc. (formerly Labatt
      Communications Inc.) ......................................     +3, Exh. C
10.5  Registration Rights Agreement, dated as of October 4,
      1994, between NTN Canada and NetStar Enterprises Inc.
      (formerly, Labatt Communications Inc.) ....................     +3, Exh. D
10.6  Promissory Note of NTN Interactive Network Inc.
      registered in the name of Connolly-Daw Holdings, Inc. .....  +1, Exh. 10.2
10.7  Promissory Note of NTN Interactive Network Inc.,
      registered in the name of 1199846 Ontario Ltd. ............  +1, Exh. 10.3
10.8  Option Agreement, dated October 1, 1996, among
      Connolly-Daw Holdings Inc., NTN Interactive Network
      Inc. and NTN Canada, Inc. .................................  +1, Exh. 10.5
10.9  Option Agreement, dated October 1, 1996, among 1199846
      Ontario Ltd., NTN Interactive Network Inc. and NTN
      Canada, Inc. ..............................................  +1, Exh. 10.6
10.10 Registration Rights Agreement, dated October 1, 1996,
      among NTN Canada, Inc., Connolly-Daw Holdings Inc. and
      1199846 Ontario Ltd. ......................................  +1, Exh. 10.4
10.11 Employment Agreement dated as of August 31, 1994,
      between NTN Interactive Network Inc. and Peter Rona ....... +4, Exh. 10.11
10.12 Management Agreement dated October 1, 1996, between
      Magic Lantern Communications Ltd. and Connolly-Daw
      Holdings Inc. ............................................. +4, Exh. 10.12
10.13 Employment Agreement dated October 1, 1996, between
      Magic Lantern Communications Ltd. and Douglas Connolly .... +4, Exh. 10.13
10.14 Employment Agreement dated October 1, 1996, between
      Magic Lantern Communications Ltd. and Wendy Connolly ...... +4, Exh. 10.14
10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North
      Inc. and Arthur Andersen Inc., to acquire the property
      and assets of GalaVu Entertainment Inc., from the
      person appointed by the court of competent
      jurisdiction as the receiver or receiver and manager
      of
      the property, assets and undertaking of GalaVu. ........... +5, Exh. 10.15
10.16 Promissory Note, dated September 10, 1999, by and
      between 1373224 Ontario Limited, as Debtor, and the
      Holder, as Creditor ....................................... +5, Exh. 10.16
10.17 General Security Agreement, dated September 10, 1999,
      by and between 1373224 Ontario Limited, to acquire the
      property and assets of GalaVu Entertainment Inc., from
      the person appointed by the court of competent
      jurisdiction as the receiver or receiver and manager
      of the property, assets and undertaking of GalaVu ......... +5, Exh. 10.17
10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the
      property and assets of GalaVu Entertainment Inc., from
      the person appointed by the court of competent
      jurisdiction as the receiver or receiver and manager
      of the property, assets and undertaking of GalaVu ......... +5, Exh. 10.18
10.19 Certificate to the Escrow Agent certifying that the
      conditions of Closing have been satisfied or waived ....... +5, Exh. 10.19
10.20 Certificate to the Escrow Agent certifying that the
      conditions of Closing have not been satisfied or
      waived .................................................... +5, Exh. 10.20
10.21 Occupancy and Indemnity Agreement, dated September 10,
      1999, by and between 1373224 Ontario Limited to
      acquire the property and assets of GalaVu
      Entertainment Inc., from the person appointed by the
      court of competent jurisdiction as the receiver or
      receiver and manager of the property, assets and
      undertaking of GalaVu ..................................... +5, Exh. 10.21
10.22 Order of the Ontario Superior Court of Justice, dated
      September, 1999, approving the transaction
      contemplated herein, and vesting in the Purchaser the
      right, title and interest of GalaVu and the Receiver,
      if any, in and to the Purchased Assets, free and clear
      of the right, title and interest of any other person
      other than Permitted Encumbrances ......................... +5, Exh. 10.22
10.23 Bill of Sale, dated September 13, 1999, by and between
      1373224 Ontario Limited to acquire the property and
      assets of GalaVu Entertainment Inc., from the person
      appointed by the court of competent jurisdiction as
      the receiver or receiver and manager of the property,
      assets and undertaking of GalaVu .......................... +5, Exh. 10.23
10.24 Covenant of Networks North Inc. for valuable
      consideration to allot and issue and pay to the
      Receiver 100,000 common shares in accordance with the
      Purchase Agreement date September 10, 1999, between
      1373224 Ontario Limited and the Receiver .................. +5, Exh. 10.24
22    List of Subsidiaries ......................................         p. 110
23    Business Sector Data ......................................         p. 111
27    Financial Data Schedule ...................................             ++

----------
+1 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Current Report on Form 8-K (Date of
      Report: October 2, 1996) (File

      No. 0-18066), filed on October 17, 1996.
+2 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Annual Report on Form 10-K of NTN Communications, Inc., for its fiscal year ended December 31, 1990) (File No. 2-91761-C), filed on April 1, 1991.
+3 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Current Report on Form 8-K (Date of
      Report: October 4, 1994) (File No. 0-18066), filed on October 18, 1994.
+4 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Annual Report on Form 10-K (Date of
      Report: November 27, 1996) (File No. 0-18066), filed on December 16, 1996.
+5 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's 8-K (Date of Report: September 13,
      1997) (File No. 0-18066), filed on December 16, 1996.
++    Filed electronically pursuant to Item 401 of Regulation S-T.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Networks North Inc.

We have audited the accompanying consolidated balance sheets of Networks North Inc. and subsidiaries as of August 31, 1999 and 1998 and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Networks North Inc. and subsidiaries as of August 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

Toronto, Canada,
November 12, 1999.                                         Chartered Accountants

Networks North Inc.

                           CONSOLIDATED BALANCE SHEETS
                         [Expressed in Canadian dollars]

As at August 31

                                                                      1999         1998
                                                                        $            $
------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                           2,018,122    1,001,115
Short-term investments [note 4]                                       261,926    2,042,333
Accounts receivable - trade [net of allowance for doubtful
   accounts of $119,000; 1998 - $53,000] [note 17]                  2,534,459    2,668,184
Income taxes receivable and other receivable                          186,194       33,174
Inventory                                                             260,868      308,088
Prepaid expenses                                                      647,612      544,255
------------------------------------------------------------------------------------------
Total current assets                                                5,909,181    6,597,149
------------------------------------------------------------------------------------------
Property and equipment, net [note 6]                                5,151,755    5,785,616
Software development costs [note 7]                                   250,000           --
Licenses, net of accumulated amortization [note 3]                    270,596      290,945
Goodwill, net of accumulated amortization                           3,060,489    3,214,197
Note receivable [note 5]                                              160,000      160,000
------------------------------------------------------------------------------------------
                                                                   14,802,021   16,047,907
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness [note 8]                                            157,000      145,339
Accounts payable - trade                                              912,361    1,440,223
Accrued liabilities                                                   723,218      588,949
Current portion of long-term debt [note 10]                            79,542      348,803
------------------------------------------------------------------------------------------
Total current liabilities                                           1,872,121    2,523,314
------------------------------------------------------------------------------------------
Investment in Viewer Services                                              --       36,054
Long-term debt [note 10]                                            2,077,960    2,396,188
Deferred income taxes [note 9]                                         59,173       59,173
------------------------------------------------------------------------------------------
Total liabilities                                                   4,009,254    5,014,729
------------------------------------------------------------------------------------------
Commitments and contingent liabilities [notes 11, 14, 15 and 19]
Shareholders' equity
Share capital [note 12]
   900,000 preferred shares [1998 - 900,000]                           10,917       10,917
   2,756,641 common shares [1998 - 2,625,170]                         171,635      162,484
   Capital in excess of par value                                   9,559,883    8,837,948
Retained earnings                                                   1,050,332    2,021,829
------------------------------------------------------------------------------------------
Total shareholders' equity                                         10,792,767   11,033,178
------------------------------------------------------------------------------------------
                                                                   14,802,021   16,047,907
==========================================================================================

See accompanying notes

On behalf of the Board:

                                    Director                      Director

Networks North Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                         [Expressed in Canadian dollars]

Years ended August 31
                                                              1999           1998           1997
                                                                $              $              $
---------------------------------------------------------------------------------------------------
REVENUE
Network services                                            6,607,915      6,727,889      6,259,314
Event programming                                             527,740        602,571        434,965
Advertising sponsorship                                       308,602        442,424        246,090
Video and software sales                                    4,630,931      5,456,738      2,277,768
Video dubbing                                                 691,156        747,138        399,082
Other                                                         654,298        795,212        734,470
---------------------------------------------------------------------------------------------------
                                                           13,420,642     14,771,972     10,351,689
---------------------------------------------------------------------------------------------------

COST OF SALES [does not include depreciation]
Network services [note 11]                                  2,353,705      2,486,873      2,113,473
Event programming                                              24,650         26,683         26,346
Advertising sponsorship                                        61,255         32,517          1,466
Video and software                                          1,990,741      2,212,985        797,636
Video dubbing                                                 353,983        620,642        212,072
Other                                                         371,549        135,541        244,905
---------------------------------------------------------------------------------------------------
                                                            5,155,883      5,515,241      3,395,898
---------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                         7,572,771      6,591,941      4,786,519
Bad debts                                                     136,888         43,123         48,284
Interest and bank charges                                      98,440        137,942        109,834
Depreciation and amortization                               1,429,219      1,310,689        952,145
---------------------------------------------------------------------------------------------------
                                                            9,237,318      8,083,695      5,896,782
---------------------------------------------------------------------------------------------------
Income (loss) before the undernoted items                    (972,559)     1,173,036      1,059,009
Gain on sale of subsidiary [note 18]                           77,710             --             --
Income (loss) from investment in Viewer Services               28,576        (25,658)       (32,547)
---------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest      (866,273)     1,147,378      1,026,462
Provision for income taxes [note 9]                           150,000        419,084        433,900
---------------------------------------------------------------------------------------------------
Income (loss) before minority interest                     (1,016,273)       728,294        592,562
Minority interest                                              44,776       (110,229)        16,825
---------------------------------------------------------------------------------------------------
Net income (loss) and comprehensive income (loss)
   for the year                                              (971,497)       618,065        609,387

Retained earnings, beginning of year                        2,021,829      1,403,764        794,377
---------------------------------------------------------------------------------------------------
Retained earnings, end of year                              1,050,332      2,021,829      1,403,764
===================================================================================================

Earnings (loss) per share [note 13]
Basic                                                     $     (0.36)   $      0.24    $      0.25
Diluted                                                   $     (0.36)   $      0.22    $      0.23
===================================================================================================

See accompanying notes

Networks North Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         [Expressed in Canadian dollars]

Years ended August 31

                                                                        1999           1998         1997
                                                                          $              $            $
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss) for the year                                         (971,497)      618,065       609,387
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Depreciation and amortization                                      1,429,219     1,310,689       952,145
   Accretion of interest on non-interest bearing long-term debt          31,084        36,346            --
   Loss (income) from investment in Viewer Services                     (28,576)       25,658        32,547
   Amortization of discount on notes and loans payable                       --       107,286            --
Changes in assets and liabilities
   Decrease (increase) in short-term investments                      1,780,407      (337,319)    1,872,137
   Decrease (increase) in accounts receivable                           277,990    (1,034,931)     (286,008)
   Decrease in inventory                                                 94,488       316,740       180,134
   Decrease (increase) in prepaid expenses                              (59,577)     (120,464)      253,487
   Increase (decrease) in accounts payable and accrued liabilities     (701,392)      260,060        92,744
   Decrease in deferred revenue                                              --      (321,452)           --
   Increase (decrease) in income taxes payable/receivable              (101,153)     (385,335)      108,197
-----------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                 1,750,993       475,343     3,814,770
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                     (601,633)   (2,012,543)   (1,040,765)
Proceeds on disposal of property and equipment                           23,557            --            --
Software development costs [note 7]                                    (250,000)           --            --
Increase in licenses                                                         --       (78,401)           --
Acquisition of Magic Lantern Communications Ltd.
   [note 15[c]]                                                              --            --    (1,644,497)
Decrease in notes receivable [note 5]                                        --            --       221,510
Investment in Viewer Services                                           (36,054)       16,154       (38,305)
Proceeds from sale of subsidiary [note 18]                              110,813            --            --
Acquisition of Viewer Services [note 15[b]]                                  (1)           --            --
Acquisition of Image Media Ltd. [note 15[d]]                                 --            --      (590,000)
Acquisition of Interlynx Multimedia Inc. [note 15[a]]                        --      (380,001)           --
-----------------------------------------------------------------------------------------------------------
Cash used in investing activities                                      (753,318)   (2,454,791)   (3,092,057)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                        28,854      (577,982)     (270,489)
Increase in notes and loans payable                                      38,485     1,309,246       189,857
Repayment of notes and loans payable                                    (48,007)     (273,963)           --
Proceeds from exercise of options and warrants                               --       101,465         1,827
-----------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                          19,332       558,766       (78,805)
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
   during the year                                                    1,017,007    (1,420,682)      643,908
Cash and cash equivalents, beginning of year                          1,001,115     2,421,797     1,777,889
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                2,018,122     1,001,115     2,421,797
===========================================================================================================

See accompanying notes

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

1. DESCRIPTION OF BUSINESS

Networks North Inc. [the "Company"] was incorporated under the laws of the State of New York on May 12, 1986. The Company is the holding company for NTN Interactive Network Inc. ["Interactive"], which is a wholly-owned operating company, and also owns all of the outstanding stock of 3484751 Canada Inc., a corporation the Company established and incorporated under the Canada Business Corporations Act on April 20, 1998. 3484751 Canada Inc. was incorporated for the sole purpose of owning a property, purchased in 1998, on behalf of the Company, to provide Magic Lantern Communications Ltd. ["Magic"] with new operating facilities.

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

Interactive owns all of the outstanding stock of Magic. Magic and its subsidiaries are involved in the marketing and distribution of educational video and media resources.

Interactive owns all of the outstanding stock of Interlynx Multimedia Inc. ["Interlynx"]. Interlynx operates in the e-commerce industry and designs and develops educational and corporate multimedia, web-based training programs.

The Company's primary market to date has been Canada.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

2. ECONOMIC DEPENDENCE

Interactive is dependent upon NTN Communications, Inc. as its sole supplier for the transmission of program content to the Company's subscribers. In the event that NTN Communications, Inc., which operates under the going-concern assumption, terminates the transmission of program content, the Company believes, but cannot assure, that such services are likely to be continued by others. As of September 30, 1999, NTN Communications, Inc. had shareholders' equity of $2,316,000 and working capital of $1,755,000 according to its unaudited balance sheet included in its quarterly report. NTN Communications, Inc. has reported quarterly net income for September 1999 of $507,000, a quarterly net loss for June 1999 of $474,000 and a quarterly net loss for March 1999 of $832,000. It reported a net loss for the year ended December 31, 1998 of $1,793,000. All such amounts are quoted in U. S. dollars [note 11].

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

Basis of consolidation

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Interactive, Magic, 3484751 Canada Inc., and Interlynx. Magic conducts its operations directly and through its wholly-owned subsidiaries, 745695 Ontario Ltd. ["Custom Video"], 1113659 Ontario Ltd. ["Viewer Services"] and B.C. Learning Connection ["BCLC"], and its 75% ownership of Sonoptic Technologies Inc. ["STI"]. Effective June 16, 1999 Magic acquired an additional 50% of the shares of Viewer Services, thereby making Viewer Services a wholly-owned subsidiary of Magic. On September 10, 1997, effective September 1, 1997, Interactive acquired 51% of the outstanding shares of Interlynx. On June 1, 1999, Interactive acquired the remaining 49% of the outstanding shares of Interlynx.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

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

[c] Any gains and losses on foreign currency transactions are recorded in operations as incurred.

Revenues

Revenue from network services is recognized on a monthly basis beginning when the systems are installed on the purchasers' premises. The payment terms are on a monthly basis.

Revenue from event programming is recognized upon completion of the contract.

Revenue from advertising sponsorship is recognized on a monthly basis over the term of the contract.

Revenue from video sales and video dubbing is recognized upon shipment.

Software sales are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition." Pursuant to SOP 97-2, software sales are recognized on sales contracts when all of the following conditions are met: a signed contract is obtained, delivery has occurred, the total sales price is fixed and determinable, collectibility is probable, and any uncertainties with regard to customer acceptance are insignificant. For those contracts that include a combination of software and services, sales are allocated among the different elements based on company-specific evidence of fair value of each element. Sales allocated to software are recognized as the above criteria are met. Sales allocated to services are recognized as services are performed and accepted by the customer or, for maintenance agreements, ratably over the life of the related contract.

Cash and cash equivalents

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

Cash and cash equivalents include cash and term deposits which mature in less than three months from the date of issue. The carrying value of term deposits approximates their fair values.

Short-term investments

Investments at August 31, 1999 and 1998 consist of debt securities and marketable equity securities. The Company has classified its portfolio as "trading". Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net income
(loss) for the year. The fair value of these securities represents current quoted market offer prices.

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

On an ongoing basis, management reviews the valuation and depreciation of property and equipment, taking into consideration any events and circumstances which might have impaired the fair value. The Company assumes there is an impairment if the carrying amount is greater than the expected net future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows, using a discount rate that reflects the Company's average cost of funds.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

Software development costs

The Company capitalizes the costs of software development when technological feasibility of the computer software product is established. Capitalization of software ceases when the product is available for release to customers. Capitalized costs are amortized on the basis of products sold.

Licenses and goodwill

Licenses are stated at cost less accumulated amortization. Amortization for the NTNC license is provided over a 25-year period using the straight-line basis to December 31, 2015. Accumulated amortization amounted to $112,508 [1998 - $100,005].

On August 28, 1998, the Company entered into an agreement [the "Players license"] for $78,401 [U.S.$50,000] with Players Network Inc. ["Players"], whereby the Company was appointed by Players as the exclusive Canadian distributor of its products. The Company was also granted the irrevocable option, by Players, to purchase from treasury up to 50,000 common shares in the capital stock of Players, at a purchase price of U.S.$1.75 per share. This option expires on August 28, 2000. The agreement provides the Company the right to terminate the agreement for the 30-day period immediately following the end of the first year of the term of the agreement. In the event the agreement is so terminated, the Company would receive, from treasury, 50,000 common shares in the capital stock of Players. Amortization of this license will be provided for over a 10-year period using the straight-line basis to 2009. Accumulated amortization amounted to $7,746 [1998 - nil].

Goodwill is stated at cost less accumulated amortization. Amortization is provided using the straight-line basis over a period varying from 10 to 20 years, depending on the transaction which generated the goodwill. Accumulated amortization amounted to $662,140 [1998 - $465,208].

On an ongoing basis, management reviews the valuation and amortization of the licenses and goodwill, taking into consideration any events and circumstances which might have impaired the fair value. The Company assumes there is an impairment if the carrying amount is greater than the expected net future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows, using a discount rate that reflects the Company's average cost of funds.

Income taxes

The Company accounts for deferred income tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period excluding contingent shares issued. Diluted earnings per share are calculated in accordance with the treasury stock method and are based on the weighted average number of common shares and dilutive common share equivalents outstanding.

Employee stock options

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB 25"].

Recent pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ["SFAS 133"]. The American Institute of Certified Public Accountants has issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ["SOP 98-1"] and Statement of Position 98-5 "Reporting on the Costs of Startup Activities" ["SOP 98-5"]. SOP 98-1 and SOP 98-5 will be effective for the Company's August 31, 2000 year end. SFAS 133 will be effective for the Company's August 31, 2001 year end. The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

4. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

                                                          1999           1998
                                                            $              $
-------------------------------------------------------------------------------

Money market funds                                       155,459             --
Cash on hand                                                  --        308,570
-------------------------------------------------------------------------------
Total money market funds and cash on hand                155,459        308,570
-------------------------------------------------------------------------------
Debt securities
   U.S. treasury securities                              106,467        857,632
   Corporate debt securities                                  --        863,759
-------------------------------------------------------------------------------
Total debt securities                                    106,467      1,721,391
-------------------------------------------------------------------------------
Margin account                                                --         89,345
Unrealized loss on margin account                             --        (76,973)
-------------------------------------------------------------------------------
Net margin account                                            --         12,372
-------------------------------------------------------------------------------
                                                         261,926      2,042,333
===============================================================================

All investments are held in United States dollars.

At August 31, 1998, the Company held eighteen September 1998 Canadian dollar futures contracts as a hedge on the U.S. dollar denominated short-term investments. Each contract represented the right to purchase $100,000 Canadian at an exchange rate of 0.6648 and therefore short-term investments of U.S.$1,196,640 were hedged at August 31, 1998. The unrealized loss on this hedge was $76,973 at August 31, 1998. These contracts were marked to market with realized and unrealized gains and losses recognized in income on a basis consistent with the trading security. There were no futures contracts held at August 31, 1999.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

5. NOTE RECEIVABLE

The details of the note receivable are as follows:

                                                           1999           1998
                                                             $              $
--------------------------------------------------------------------------------

Long-term
Connolly-Daw Holdings Inc.                                160,000        160,000
================================================================================

The unsecured note receivable from Connolly-Daw Holdings Inc. ["Connolly-Daw"] bears interest at the bank's prime rate, calculated and payable monthly, not in advance. The note is payable on demand, however, the Company does not intend to call the note within the next fiscal year. The President and Secretary of Connolly-Daw are the Controller and Chief Executive Officer of Magic. The bank's prime rate was 6.25% at August 31, 1999 [1998 - 7.5%].

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           1999                                   1998
                           -----------------------------------    -----------------------------------
                                                         Net                                   Net
                                       Accumulated      book                   Accumulated    book
                             Cost     depreciation      value       Cost      depreciation    value
                               $            $             $           $             $           $
-----------------------------------------------------------------------------------------------------
Land                         785,500           --      785,500      785,500           --      785,500
Buildings                  1,480,401      172,703    1,307,698    1,477,051      115,543    1,361,508
Rental equipment           3,869,029    2,183,229    1,685,800    3,625,880    1,458,854    2,167,026
Equipment                  1,542,827      676,667      866,160    1,350,391      420,953      929,438
Software                      54,103       36,652       17,451       54,948       42,501       12,447
Automobiles                   43,290       39,926        3,364       51,173       37,997       13,176
Computer equipment           413,435      209,536      203,899      441,051      178,411      262,640
Masters and libraries        408,644      197,705      210,939      325,464      134,193      191,271
Leasehold improvements       104,394       33,450       70,944       78,164       15,554       62,610
-----------------------------------------------------------------------------------------------------
                           8,701,623    3,549,868    5,151,755    8,189,622    2,404,006    5,785,616
=====================================================================================================

During the year, depreciation of property and equipment was $1,212,038 [1998 - $1,102,607; 1997 - $782,568].

7. SOFTWARE DEVELOPMENT COSTS

Software development costs have been incurred totaling $250,000. These costs comprise direct salaries and wages involved in the development of a web-based training software product. No amortization has been recorded to date.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

8. BANK INDEBTEDNESS

Bank indebtedness consists of the following:

[a] The Company has a demand operating loan facility with a maximum amount of $500,000 bearing interest at the bank's prime rate. The Company has not utilized this facility. The bank's prime rate was 6.25% at August 31, 1999 [1998 - 7.50%].

[b] Interlynx has a demand operating loan facility, with a maximum amount of $100,000, bearing interest at the bank's prime rate plus 0.75%. At August 31, 1999, the facility was fully drawn [1998 - $64,339]. The amount is due on demand to the Royal Bank of Canada and interest is payable monthly. Interlynx also has a demand installment loan facility with a maximum amount of $85,000. At August 31, 1999, the balance outstanding is $57,000 [1998 - $81,000] and bears interest at the bank's prime rate plus 1%. The amount is due on demand from the Royal Bank of Canada and is repayable in monthly principal amounts of $2,000 plus interest. The weighted average interest rate for fiscal 1999 was 6.67% [1998 - 7.06%]. The fair value of the demand operating and demand installment loans approximates their carrying values.

      These demand loans are collateralized by a general security agreement covering all assets of Interlynx, other than real property, as well as a guarantee and postponement of claim signed by Interactive, limited to $185,000.

9. INCOME TAXES AND DEFERRED INCOME TAXES

The provision for income taxes consists of the following:

                                          1999            1998            1997
                                            $               $               $
--------------------------------------------------------------------------------

Current
   Federal                                98,000         273,503         282,000
   Provincial                             52,000         145,581         151,900
--------------------------------------------------------------------------------
                                         150,000         419,084         433,900
================================================================================

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

The difference between the provision for income taxes and the amount computed by applying the combined basic federal and provincial income tax rate of 44.6% [1998 - 44.6%; 1997 - 44.6%] to income before income taxes is as set out below:

                                                    1999        1998         1997
                                                      $           $            $
----------------------------------------------------------------------------------
Statutory rate applied to pre-tax income          (386,358)    511,960     472,318
Benefit of prior year's losses not previously
  recognized                                            --     (77,537)    (87,086)
Benefit of current year's losses not recognized    446,139          --          --
Expenses not deductible for tax purposes           167,333     105,414      44,735
Non-taxable accounting income                      (42,482)   (154,810)         --
Other                                              (34,632)     34,057       3,933
----------------------------------------------------------------------------------
                                                   150,000     419,084     433,900
==================================================================================

As at August 31, 1999, the Company's deferred tax assets primarily related to the benefit of realizing losses carried forward, net of a valuation allowance of $987,000 [1998 - $558,000], was nil [1998 - nil], and the deferred tax liability, substantially related to property and equipment, was $59,173 [1998 - $59,173].

At October 1, 1996, Magic and its subsidiaries had aggregate operating losses of $676,000. The purchase price of Magic has not been allocated to the operating losses since a valuation allowance has been charged against the entire amount. During 1999, $152,000 of these losses were applied to reduce taxable income.

At September 1, 1997, Interlynx and its subsidiary had aggregate operating losses of $677,000. The purchase price of Interlynx has not been allocated to the operating losses since a valuation allowance has been charged against the entire amount.

Accordingly, when realized, the tax benefit of the unrecognized loss carryforwards will be applied to reduce goodwill related to the acquisitions of Magic and Interlynx. The goodwill related to Magic was reduced by $51,687 as a result of utilizing pre-acquisition losses during 1999.

At August 31, 1999, certain subsidiaries of the Company have loss carryforwards of $2,350,000. These losses begin to expire in 2002.

During fiscal 1999, 1998 and 1997, the Company paid income taxes of $265,771, $795,669 and $343,608, respectively.

10. LONG-TERM DEBT

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

Long-term debt consists of the following:

                                                           1999         1998
                                                             $            $
-------------------------------------------------------------------------------

Loans payable
Provincial Holdings Ltd. ["PHL"] [i]                       750,000      750,000
Province of New Brunswick ["PNB"] [ii]                      19,381       19,381
Atlantic Canada Opportunities Agency ["ACOA"] [iii]         51,010       51,010
-------------------------------------------------------------------------------
ACOA [iv]                                                   38,485           --
Royal Bank of Canada [v]                                 1,277,351    1,309,246
-------------------------------------------------------------------------------
                                                         2,136,227    2,129,637
-------------------------------------------------------------------------------

Notes payable
Promissory notes - unsecured principal amount [note 15]         --      625,000
Less unamortized discount                                       --      (47,033)
-------------------------------------------------------------------------------
                                                                --      577,967
Lien notes [vi]                                             21,275       37,387
-------------------------------------------------------------------------------
                                                            21,275      615,354
-------------------------------------------------------------------------------
                                                         2,157,502    2,744,991
===============================================================================

[i] In June 1995, PHL advanced $750,000 to STI. This loan is collateralized by a demand promissory note signed by STI and bears interest at 6% per annum, compounded annually, commencing October 1995. Interest was forgiven by PHL for the period from October 1, 1995 to September 30, 1999. The carrying value of the loan approximates its fair value. Subsequent to September 1999, the loan will bear interest at 6.75% compounded annually.

      The loan is subject to an agreement dated March 15, 1995 which, inter alia, provides for repayment in full of principal plus interest at the earlier of [a] the commencement of redemption of shares pursuant to a redemption agreement [note 11[d]] or [b] September 30, 2002 subject to any extension agreed to, or [c] on any breach of STI's obligations under the loan agreement or any other agreement with PHL.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

[ii] In June 1995, PNB advanced $100,000 to STI. The loan is subject to a loan agreement dated May 25, 1995 and is secured by a demand promissory note which bears interest at 9.7% per annum, calculated half period, not in advance. Subject to a forgiveness agreement outlined below, the principal plus interest is repayable at the earlier of [a] January 31, 1998 or earlier at the option of STI or [b] any breach of STI's obligations under the loan agreement. No interest or principal repayments have been made and PNB has not demanded any payments. It is anticipated that PNB will amend the forgiveness agreement by reducing the number of full-time employees required and extending the period during which they must be employed.

      A forgiveness agreement dated May 24, 1995 provides that the principal plus interest may be forgiven in whole or in part, the amount dependent upon STI's number of full-time employees during the 1997 calendar year. An amount of $80,619 was recorded as forgiven in prior periods. The recorded loan approximates the fair value of the debt at August 31, 1999.

[iii] ACOA advanced this unsecured non-interest bearing loan to STI in April
      1995. The loan is repayable in fifteen equal quarterly installments commencing April 2000. The fair value of the loan approximates its carrying value.

[iv] ACOA advanced this unsecured non-interest bearing loan to STI in May 1999. The loan can be increased to a maximum of $108,356. The balance drawn on this loan at August 31, 1999 is $38,485. Commencing on October 1, 2000, the maximum loan would be repayable as follows:

            [a]   six consecutive monthly installments of $500, followed by;
            [b] six consecutive monthly installments of $1,000, followed by; [c] six consecutive monthly installments of $1,500, followed by:
            [d] six consecutive monthly installments of $2,000, followed by; [e] six consecutive monthly installments of $2,500, followed by; [f] six consecutive monthly installments of $3,000, followed by; [g] six consecutive monthly installments of $3,500, followed by; [h] six consecutive monthly installments of $4,000, followed by;
            [i]   one final installment of $356.

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

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

      the 5-year term on April 27, 2003. The interest rate in effect for the first 5-year term of the loan is 6.98%. The fair value of the loan approximates its carrying value.

      The loan is collateralized by a fixed debenture of $1,000,000, hypothecated to Magic's land and buildings, a guarantee and postponement of claim of $650,000 signed by Magic, a collateral first mortgage in the amount of $490,000 covering the property at 10 Meteor Drive, and a general security agreement covering all the assets of Interactive, other than real property.

[vi] The lien notes are collateralized by charges against certain capital assets held by Magic and are repayable in monthly blended payments of principal and interest. The interest rate on the remaining lien note is 13%. The carrying value of the lien notes approximates the fair value of the debt at August 31, 1999. Approximate annual principal payments required pursuant to these obligations are as follows:

                                                                            $
      --------------------------------------------------------------------------

      2000                                                                22,208
      2001                                                                 2,116
      --------------------------------------------------------------------------
                                                                          24,324
      Less interest included in the above amounts                          3,049
      --------------------------------------------------------------------------
                                                                          21,275
      ==========================================================================

      Approximate future annual principal payments for long-term debt, exclusive of the above lien notes, are as follows:

                                                                           $
      --------------------------------------------------------------------------

      2000                                                                60,382
      2001                                                                58,276
      2002                                                               822,926
      2003                                                             1,191,243
      2004 and thereafter                                                  3,400
      ==========================================================================

During fiscal 1999, 1998 and 1997, the Company paid interest of $67,356, $101,596 and $46,528, respectively.

11. COMMITMENTS

[a]   Commissions expense to NTN Communications, Inc.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

      Pursuant to an agreement dated March 23, 1990, the Company pays commissions to NTN Communications, Inc. when the related revenues are earned at the rate of U.S. $2,205 per year per subscriber. The Company also pays NTN Communications, Inc. a royalty fee equal to 25% of the net revenues as defined in the agreement derived from all services except for certain hospitality and special projects that existed at March 23, 1990; a royalty fee equal to the production quotation submitted by NTN Communications, Inc. plus 10% of the gross profit of special projects [special broadcasts for a non-continuous selective event]; and a one-time royalty fee equal to NTN Communications, Inc.'s production costs for any new programming developed by the Company to be added to the existing programming schedule. The agreement expires on December 31, 2015.

      Total amounts expensed in the year under this agreement were $2,011,202 [1998 - $1,792,002; 1997 - $1,757,718].

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

[c]   Lease commitments

      The future minimum annual lease payments under operating leases are as follows:

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

      Vehicles                                                              $
      --------------------------------------------------------------------------

      2000                                                                17,289
      2001                                                                 8,504
      2002                                                                 4,252
      --------------------------------------------------------------------------
                                                                          30,045
      ==========================================================================

      Office equipment                                                      $
      --------------------------------------------------------------------------

      2000                                                                48,496
      2001                                                                19,730
      2002                                                                 1,670
      --------------------------------------------------------------------------
                                                                          69,896
      ==========================================================================

      Premises                                                              $
      --------------------------------------------------------------------------

      2000                                                               104,514
      ==========================================================================

      Operating lease expenses were $201,366 for 1999, $190,792 for 1998, and $82,525 for 1997.

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

      The redemption price is calculated at the higher of [i] the purchase price per share [$0.04], or [ii] the purchase price per share plus the increase per share in retained earnings of the corporation to the date of redemption, calculated by adding back to the retained earnings the pro rata share applicable to the number of shares being redeemed, of all interest paid or accrued on the loan by PHL and to the corporation in the amount of $750,000 and deducting therefrom the interest actually paid, pro rata to the number of shares being redeemed.

      As at August 31, 1999, the value of the shares, if redeemed, totaled a nominal amount.

[e]   Standby letter of credit

      Magic has a $75,000 standby letter of credit facility in favour of one of its suppliers. Any amounts drawn on this facility are charged to the Company's bank account. This facility has not been used in 1999 or 1998.

12. SHARE CAPITAL

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

[a]   Authorized shares

      The Company's authorized share capital comprises 20,000,000 common shares with a par value of $0.062 [U.S. $0.0467] per share and 1,500,000 non-cumulative preferred shares with a par value of $0.014 [U.S. $0.010] per share. The preferred shares are voting and convertible, such that 4.67 preferred shares are exchanged for 1 common share, at the option of the holders.

[b]   Issued and outstanding shares

      As at August 31, 1999, 900,000 preferred shares [1998 - 900,000 and 1997 -
      950,000 preferred shares] with a paid-up amount of $10,917 [1998 - $10,917 and 1997 - $11,523] were issued and outstanding.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

      Effective August 15, 1996, the Company elected a three for two common share stock split. This stock split has been applied retroactively to all common share data presented in these consolidated financial statements. Common shares issued and outstanding for accounting purposes are as follows:

                                                 Common shares
                                             ----------------------   Capital in excess
                                              Number        Amount       of par value        Total
                                                #              $              $                $
      ----------------------------------------------------------------------------------------------
      Balance as at August 31, 1996          2,441,617      150,187       7,921,347        8,071,534
      Exercise of 375 stock options                375           24           1,803            1,827
      ----------------------------------------------------------------------------------------------
      Balance as at August 31, 1997          2,441,992      150,211       7,923,150        8,073,361
      Conversion of promissory notes [i]        87,255        6,066         553,934          560,000
      Interlynx acquisition [note 15[a]]        55,209        3,570         261,430          265,000
      Conversion of preferred shares            10,714          606              --              606
      Exercise of 30,000 stock options          30,000        2,031          99,434          101,465
      ----------------------------------------------------------------------------------------------
      Balance as at August 31, 1998          2,625,170      162,484       8,837,948        9,000,432
      Payment for services rendered              5,500          387          26,557           26,944
      Interlynx acquisition [note 15[a]]        27,778        1,920          93,171           95,091
      Conversion of promissory notes [i]        98,193        6,844         602,207          609,051
      ----------------------------------------------------------------------------------------------
      Balance as at August 31, 1999          2,756,641      171,635       9,559,883        9,731,518
      ==============================================================================================

      [i] The consideration for the acquisition of Magic [note 15[c]] included promissory notes with a maturity value of $1,250,000. Under the terms of the purchase agreement, the Company elected to issue common shares as payment against $560,000 of these notes during fiscal 1998. In fiscal 1999, the Company elected to issue shares to pay the remaining $609,051 outstanding on the promissory notes.

[c]   Long-Term Incentive Plan

      The Company has adopted a Long-Term Incentive Plan [the "Plan"] designed to compensate key employees of the Company for the performance of their corporate responsibilities. The benefits to employees under the Plan are dependent upon improvement in market value of the Company's common shares. The Plan offers selected key employees the opportunity to purchase common shares through the exercise of a stock option. An option entitles the employee to purchase common shares from the Company at a price determined on the date the option is granted. The option exercise price is the closing trading price of the stock on the day prior to the grant date. The options vest over a four-year period from the grant date, at the rate of 25% per year. Options granted prior to August 31, 1998 vest over a two-year period from the grant date, 50% after one year and 50% at the end of the second year. The

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

      options expire five years after the grant date. The Plan also provides that selected key employees may receive common shares as an award of Restricted Stock. Restricted Stock consists of common shares that are awarded subject to certain conditions, such as continued employment with the Company or an affiliate for a specified period. Up to 1,000,000 common shares may be issued under the Plan.

      The following is a summary of outstanding stock options:

                                                Weighted average
                                                 exercise price          Total
                                                     U.S. $                #
      -------------------------------------------------------------------------

      Balance as at August 31, 1996                                     281,250
      Issued                                          4.82               85,500
      Forfeited                                       3.50               (3,375)
      Exercised                                       3.50                 (375)
      -------------------------------------------------------------------------
      Balance as at August 31, 1997                                     363,000
      Issued                                          4.00              156,500
      Forfeited                                       4.40              (29,500)
      Exercised                                       2.33              (30,000)
      -------------------------------------------------------------------------
      Balance as at August 31, 1998                                     460,000
      Issued                                          2.30              285,000
      Forfeited                                       2.41              (18,500)
      Expired                                         2.33               (7,500)
      -------------------------------------------------------------------------
      Balance as at August 31, 1999                                     719,000
      =========================================================================

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

      Exercise price                     Expiry date                      Total
          U.S. $                                                            #
      --------------------------------------------------------------------------

      3.00                               October 5, 1999 [i]              75,000
      3.00                               November 23, 1999 [i]            30,000
      3.00                               April 6, 2000 [i]                15,000
      3.00                               November 20, 2000 [i]            97,500
      3.00                               April 29, 2001 [i]                4,500
      3.00                               November 25, 2001 [i]            71,000
      3.00                               April 8, 2002 [i]                 4,500
      3.00                               November 17, 2002 [i]           147,500
      2.00                               November 23, 2003               189,500
      3.50                               February 25, 2004                 4,500
      3.00                               June 1, 2004 [note 15[a]]        80,000
      --------------------------------------------------------------------------
      Balance as at August 31, 1999                                      719,000
      ==========================================================================

      [i]   Repriced options

      At a meeting of the Company's Board of Directors on July 10, 1998, the Board determined that it was in the best interests of the Company to offer the holders of options, pursuant to the Company's Long-Term Incentive Plan, a reduction in the exercise price of outstanding options to $3.00 per share if the option holders agreed not to exercise such options for at least six months after the repricing. Option holders were given the choice of keeping their existing option pricing in lieu of agreeing not to exercise such options for six months. All option holders chose to receive repriced options. The repriced option exercise amount is the closing trading price of the Company's stock on July 9, 1998. The number of stock options that are exercisable at August 31, 1999 is 279,000 [1998 - nil]

      The weighted average fair value of options granted during 1999 was U.S. $1.45 [1998 - U.S. $1.21].

      The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of APB 25. Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the consolidated financial statements for these plans.

      Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

      weighted average assumptions for 1999, 1998 and 1997: risk-free interest rate of 5.32% [1998 - 5.47%; 1997 - 3.0%]; dividend yield of 0% [1998 -
      0%; 1997 - 0%]; volatility factor of 0.819 [1998 - 0.709; 1997 - 0.522];
      and a weighted average expected life of the options of 4 years [1998 - 3 years; 1997 - 3 years].

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

      The Company's pro forma net income (loss) and earnings (loss) per share follows:

                                                    1999        1998        1997
                                                                  $           $
      --------------------------------------------------------------------------

      Pro forma net income (loss)             (1,399,105)    264,011     428,657
      ==========================================================================

      Pro forma earnings (loss) per share
      Basic                                        (0.53)       0.10        0.16
      Diluted                                      (0.53)       0.09        0.15
      ==========================================================================

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

13. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended August 31:

                                                             1999           1998          1997
----------------------------------------------------------------------------------------------
Numerator
Net income (loss) [numerator for basic
   earnings (loss) per share]                         $  (971,497)   $   618,065   $   609,387
Accretion of interest on non-interest bearing
   convertible promissory notes                       $    31,084    $    36,346   $    63,306
Numerator for diluted earnings (loss) per share       $  (940,413)   $   654,411   $   672,693

Denominator
For basic weighted average number of shares             2,635,050      2,550,805     2,441,992

Effect of dilutive securities
Convertible preferred shares                                   --        196,673       203,571
Convertible promissory notes                                   --        147,290       185,448
Employee stock options                                         --         28,000        49,687

Denominator for diluted earnings (loss) per share -
   adjusted weighted average number of
   shares and assumed conversions                       2,635,050      2,922,768     2,880,698

Basic earnings (loss) per share                       $     (0.36)   $      0.24   $      0.25

Diluted earnings (loss) per share                     $     (0.36)   $      0.22   $      0.23
==============================================================================================

At August 31, 1999, 900,000 preferred shares convertible to 192,857 common shares were outstanding. In addition, options to purchase 719,000 common shares were outstanding. These securities were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

Options to purchase 460,000 shares of common stock at $3.00 per share were outstanding during 1998, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares, and therefore the effect would be anti-dilutive.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

14. CONTINGENT LIABILITIES

On June 12, 1992, the Company filed a lawsuit against an unrelated company, Interactive Network Inc. of Mountainview, California, U.S.A. and its president. The suit seeks a non-infringement declaration with respect to a Canadian patent. This action was discontinued on September 9, 1998.

On June 18, 1992, Interactive Network Inc., a third party, instituted proceedings against Communications, NTN Interactive Network Inc. and the Company in the Federal Court of Canada and in the California Supreme Court claiming patent infringement. It is the opinion of the Company's management that this patent infringement claim will be successfully defended.

Revenue Canada is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. No assessment has been made to date by Revenue Canada. Management believes that it has valid defenses with respect to these matters and, accordingly, no amount has been recorded in these consolidated financial statements. In the event that such matters are settled in favour of Revenue Canada, the amounts could be material and would be recorded in the period in which they become determinable.

15. BUSINESS ACQUISITIONS

[a]   Interlynx Multimedia Inc.

      Effective September 1, 1997, the Company acquired 51% of Interlynx and its subsidiary for a purchase price of $622,000. The purchase price was satisfied by $357,000 in cash and the issue of 55,209 shares with a value of $4.80 per share. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                                          $
      -------------------------------------------------------------------------

      Goodwill                                                        1,136,029
      Net liabilities assumed                                          (491,028)
      Acquisition costs capitalized                                     (23,001)
      -------------------------------------------------------------------------
      Purchase price                                                    622,000
      =========================================================================

      The excess of cost over tangible assets acquired of $1,136,029 was allocated to goodwill, which is being amortized over twenty years.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

      The Company's 51% share of the operating results of Interlynx are included in the Company's consolidated statements of operations and retained earnings from the date of acquisition.

      Effective June 1, 1999 the Company acquired the remaining 49% of Interlynx. The consideration for the purchase included the issuance of 27,778 common shares of the Company and the issuance of options to purchase 80,000 common shares of the Company at a strike price of U.S. $3.00 [note 12[c]]. These options were issued out of the existing employee stock option plan [note 12[c]]. In addition to the employee stock option plan conditions, entitlement to these options is subject to the achievement of annual operating profit levels [profit before income taxes and minority interest] for the three fiscal years ending August 31, 2000, August 31, 2001 and August 31, 2002. At the end of the fiscal year ending August 31, 2000 if annual operating profits are at least $332,000, 26,666 of the options will be deemed earned. If annual operating profits for the year ending August 31, 2001 are at least $558,000, an additional 26,667 of the options will be deemed earned. If annual operating profits for the year ending August 31, 2002, are at least $700,000, an additional 26,667 of the options will be deemed earned. If annual operating profits in any of these three fiscal years are less than the required level, the options will be deemed earned if the cumulative amounts for operating profits are achieved. Any options that have not been earned in accordance with these provisions will expire. Notwithstanding that only 25% of options are vested each year pursuant to the provisions of the employee stock option plan, the Company will, at the end of the fiscal year ending August 31, 2002, waive the four year vesting period and deem all the options fully vested if operating profits for the three fiscal years are at least $1,590,000 and the President of Interlynx has not resigned from his employment or been terminated for cause prior to August 31, 2002 and that the consulting agreement with the Vice-President of Interlynx has not been terminated prior to August 31, 2002. Management has determined that the options granted represent contingent purchase consideration and accordingly will be recorded as part of the purchase price when determinable.

      The June 1, 1999 acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                                             $
      --------------------------------------------------------------------------

      Goodwill                                                            95,091
      --------------------------------------------------------------------------
      Purchase price                                                      95,091
      ==========================================================================

      The excess of cost over tangible assets acquired of $95,091 was allocated to goodwill, which is being amortized over twenty years.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

      The Company's additional 49% share of the operating results of Interlynx are included in the Company's consolidated statements of operations and retained earnings from the date of acquisition.

[b]   1113659 Ontario Ltd.

      Effective June 16, 1999 the Company acquired through it wholly-owned subsidiary, Magic, an additional 50% of the shares of Viewer Services, thereby making Viewer Services a wholly-owned subsidiary of Magic. This acquisition was recorded using the purchase method of accounting for a consideration of $1 and the assumption of net liabilities of approximately $144,000. Since the Company has decided not to continue with this business, the net liabilities recorded have been expensed.

[c]   Magic Lantern Communications Ltd.

      Effective October 1, 1996, the Company acquired 100% of Magic and its subsidiaries for a purchase price of $1,553,315 calculated on a discounted basis. Magic is a Canadian corporation which distributes educational videos and provides related services. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                                          $
      -------------------------------------------------------------------------

      Goodwill                                                        2,219,623
      Net liabilities assumed                                          (575,126)
      Acquisition costs capitalized                                     (91,182)
      -------------------------------------------------------------------------
      Total purchase price                                            1,553,315
      =========================================================================

      The excess of cost over tangible assets acquired of $2,219,623 was allocated to goodwill, which is being amortized over twenty years.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

      The purchase price was satisfied by $450,000 in cash and the issue of two non-interest bearing promissory notes with a maturity value of $1,250,000. The first promissory note of $703,133 is repayable by cash payments of $78,133 on August 31, 1998, $312,500 on August 31, 1999 and $312,500 on
      August 31, 2000. Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1998 to issue common shares in lieu of the aforesaid payments as follows: 12,276 shares on August 31, 1998, 49,097 shares on August 31, 1999 and 49,096 shares on August 31, 2000. Should the Company not elect to deliver common shares, the noteholder has the right, exercisable between July 1, 1998 and July 31, 1998, to require the Company to issue the common shares as described. The balance due of $78,133 on August 31, 1998 was satisfied by the issuance of 12,276 common shares. The balances due on August 31, 1999 and 2000 were satisfied by the issuance on August 31, 1999 of 49,097 and 49,096 shares respectively [note 12[b]], thereby fully extinguishing the first promissory note. The fair value of this promissory note at August 31, 1998 approximated its carrying value.

      The second promissory note of $546,867 is payable by cash payments of $312,500 on August 31, 1997 and $234,367 on August 31, 1998.
      Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1997 to issue common shares in lieu of the aforesaid payments as follows: 49,097 shares on August 31, 1997 and 36,821 shares on August 31, 1998. The balance due of $312,500 on August 31, 1997 was satisfied by the payment of $65,000 and the issuance of 38,158 common shares on September 5, 1997. The balance due of $234,367 on August 31, 1998 was satisfied by the issuance of 36,821 common shares [note 12[b]]. The fair value of this promissory note approximates its carrying value.

      The operating results of Magic are included in the Company's consolidated statements of operations and retained earnings from the date of acquisition.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

[d]   Image Media Ltd. and Pilot Software

      Effective August 18, 1997, the Company acquired certain of the business assets of Image Media Ltd. and 802117 Ontario Inc., operating as Pilot Software, for cash of $590,000. This acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as follows:

                                                                            $
      --------------------------------------------------------------------------

      Equipment                                                          481,000
      Goodwill                                                            45,000
      Inventory                                                           37,000
      Sundry receivable                                                   27,000
      --------------------------------------------------------------------------
      Total purchase price                                               590,000
      ==========================================================================

[e]   GalaVu Entertainment Network Inc.

      On September 13, 1999, pursuant to an Asset Purchase Agreement dated as of the 10th day of September, 1999, the Company, through its wholly-owned subsidiary, GalaVu, acquired, effective as of September 13th, 1999, substantially all of the property and assets [excluding accounts receivable] of GalaVu Entertainment Inc. The purchase price was satisfied by the issuance of 100,000 common shares of the Company and the issuance of a promissory note [the "Note"]. The Note is secured by a general security interest in all of GalaVu's present and after-acquired assets. The Note shall be payable in cash or in common shares of the Company annually, for the term consisting of each of the next five fiscal years in an amount equal to 50% of the earnings before interest, taxes, depreciation and amortization of GalaVu for the immediately preceding annual period. Pursuant to the provisions of the Note, the minimum amount to be received by the holder of the Note is as follows: fiscal 2000 - $300,000, fiscal 2001 - $500,000, fiscal 2002 - $750,000, fiscal 2003 -
      $875,000 and fiscal 2004 - $875,000. The purchase price will be allocated to the fixed assets of GalaVu.

      GalaVu is a technology-based entertainment provider of interactive in-room entertainment systems for small and mid-sized hotels. GalaVu's interactive system is based upon proprietary technology and provides a suite of products including movies on demand, premium television programming and other information and entertainment services.

      The operating results of GalaVu will be included in the Company's consolidated statements of operations and retained earnings from the date of acquisition.

16. SEGMENTED INFORMATION

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

The Company operates in the entertainment, education and e-commerce industries. Business segment information for the years ended August 31, 1999, 1998 and 1997 is as follows:

                                                              1999
                                -----------------------------------------------------------------
                                Entertainment      Education         E-commerce          Total
                                     $                 $                 $                 $
-------------------------------------------------------------------------------------------------
Total revenue                     7,631,312        4,729,906         1,059,424         13,420,642
Operating loss                     (460,449)        (293,046)         (112,778)          (866,273)
Identifiable assets               4,417,451        3,717,497           809,445          8,944,393
Corporate assets                  2,829,175        1,719,707         1,308,746          5,857,628
Capital expenditures                350,836          147,761           103,036            601,633
Depreciation and amortization       900,770          382,156           103,024          1,385,950
Income from equity investment            --           28,576                --             28,576
=================================================================================================

                                                              1998
                                -----------------------------------------------------------------
                                Entertainment      Education         E-commerce          Total
                                     $                 $                 $                 $
-------------------------------------------------------------------------------------------------
Total revenue                     8,350,166        4,839,746         1,582,060         14,771,972
Operating income (loss)           1,118,039         (248,597)          303,594          1,173,036
Identifiable assets               4,887,935        3,908,437           542,945          9,339,317
Corporate assets                  3,417,453        1,858,037         1,433,100          6,708,590
Capital expenditures              1,787,043          223,700             1,800          2,012,543
Depreciation and amortization       784,113          391,108           135,468          1,310,689
Loss from equity investment              --          (25,658)               --            (25,658)
=================================================================================================

                                                              1997
                                -----------------------------------------------------------------
                                Entertainment      Education         E-commerce          Total
                                     $                 $                 $                 $
-------------------------------------------------------------------------------------------------
Total revenue                     7,535,537        2,673,924           142,228         10,351,689
Operating income (loss)             964,052          154,008           (91,598)         1,026,462
Depreciation and amortization       602,773          297,950            51,422            952,145
Loss from equity investment              --          (32,547)               --            (32,547)
=================================================================================================

Total revenue by industry segment is net of intersegment sales which were immaterial. Operating income is equal to income before income taxes and minority interest, and includes deductions for items such as interest and depreciation and amortization. Identifiable assets by industry are those assets used in the Company's operations in each industry. Corporate assets are principally cash

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

and cash equivalents, short-term investments and intangible assets. The Company now has a 100% interest in Viewer Services [1998 - 50%], whose operations are vertically integrated with the Company's operations in the education segment. The investment was accounted for on the equity basis until June 30, 1999 when the Company purchased the remaining 50% of Viewer Services. The Company's equity in the income of Viewer Services was $28,576 [1998 loss - $25,658; 1997 loss - $32,547]. Under the equity basis of accounting, the investment in the net assets of Viewer Services was ($36,054) at August 31, 1998.

The Company's business segments all operate primarily in Canada.

Revenues from one customer of the Company's e-commerce segment represent $226,920 [$240,000 - 1998] of the e-commerce segment revenue.

17. RELATED PARTY TRANSACTIONS

Included in accounts receivable is approximately $160,000 [1998 - $181,000] of amounts due from employees and shareholders. The amounts are non-interest bearing and are due on demand.

18. SALE OF SUBSIDIARY

Effective June 1, 1999, the Company through its wholly-owned subsidiary, Interlynx, sold its 60% interest in Universal Content Inc. ["UCI" - formerly known as Interlynx International Inc] for cash consideration of $110,813. UCI served as a marketing and sales arm of Interlynx for CD-ROM products. The operations of UCI were not significant to the Company and the marketing and sales of Interlynx CD-ROM products have been assumed by Interlynx.

Networks North Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         [Expressed in Canadian dollars, except where otherwise noted]

August 31, 1999

19. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

20. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The 1998 and 1997 comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 1999 consolidated financial statements.