Form 10-Q
period 1999-11-30
NETWORKS NORTH INC
filed 2000-01-14
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: November 30, 1999
Commission file number: 0-18066

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 13, 2000: 2,856,641 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION

                      NETWORKS NORTH INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999

Item
----

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
               as at November 30, 1999 and August 31, 1999

         Consolidated Statements of Operations and Retained Earnings - for the Three Months Ended November 30, 1999 and 1998

         Consolidated Statements of Cash Flows -
               for the Three Months Ended November 30, 1999 and 1998

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               NETWORKS NORTH INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS AT NOVEMBER 30, 1999 AND AUGUST 31, 1999
                   (Expressed in Canadian dollars - unaudited)

=========================================================================================================
                                                                  November 30, 1999       August 31, 1999
                                                                         $                       $
---------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                                573,430              2,018,122
Short-term temporary investments                                         262,799                261,926
Accounts receivable, trade - net of allowance for doubtful
         accounts of $119,000; August - $119,000                       5,189,202              2,563,189
Income taxes receivable                                                       --                157,464
Inventory                                                                247,427                260,868
Prepaid expenses                                                         896,340                647,612
---------------------------------------------------------------------------------------------------------
Total current assets                                                   7,169,198              5,909,181
---------------------------------------------------------------------------------------------------------
Property and equipment, net                                            8,052,538              5,151,755
Software development costs, net                                          237,500                250,000
Licenses, net of accumulated amortization                                265,509                270,596
Goodwill, net of accumulated amortization                              3,010,631              3,060,489
Notes receivable                                                         160,000                160,000
---------------------------------------------------------------------------------------------------------
                                                                      18,895,376             14,802,021
=========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                                        151,000                157,000
Accounts payable - trade                                               1,563,431                912,361
Accrued liabilities                                                      758,060                723,218
Income taxes payable                                                     133,542                     --
Current portion of long-term debt                                        424,926                 79,542
---------------------------------------------------------------------------------------------------------
Total current liabilities                                              3,030,959              1,872,121
---------------------------------------------------------------------------------------------------------
Long-term debt                                                         4,454,510              2,077,960
Deferred income taxes payable                                             59,173                 59,173
---------------------------------------------------------------------------------------------------------
Total liabilities                                                      7,544,642              4,009,254
---------------------------------------------------------------------------------------------------------
Shareholders' equity
Share capital
     900,000 preferred shares                                             10,917                 10,917
     2,856,641 common shares [August - 2,756,641]                        178,532                171,635
     Capital in excess of par value                                    9,848,346              9,559,883
Retained earnings                                                      1,312,939              1,050,332
---------------------------------------------------------------------------------------------------------
Total shareholders' equity                                            11,350,734             10,792,767
---------------------------------------------------------------------------------------------------------
                                                                      18,895,376             14,802,021
=========================================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998
                   (Expressed in Canadian Dollars - Unaudited)

============================================================================================================
                                                                 November 30, 1999         November 30, 1998
                                                                         $                          $
------------------------------------------------------------------------------------------------------------

Total revenue                                                        5,535,596                  3,636,117

Cost of sales                                                        1,807,190                  1,234,496
------------------------------------------------------------------------------------------------------------
                                                                     3,728,406                  2,401,621
------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                         2,587,398                  1,731,046
Bad debt                                                                 4,540                      7,115
Interest and bank charges                                               80,179                     43,025
Depreciation and amortization                                          499,477                    346,182
------------------------------------------------------------------------------------------------------------
Income before undernoted items                                         556,812                    274,253
Loss from investment in Viewer Services                                     --                     (6,000)
---------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                       556,812                    268,253
Provision for income taxes                                             298,458                    103,000
Minority interest                                                       (4,253)                   (25,698)
------------------------------------------------------------------------------------------------------------
Net income and comprehensive income for the period                     262,607                    190,951

Retained earnings, beginning of period                               1,050,332                  2,021,829
------------------------------------------------------------------------------------------------------------
Retained earnings, end of period                                     1,312,939                  2,212,780
============================================================================================================

Earnings per share (Note 4):
Basic                                                                     0.09                       0.07
Diluted                                                                   0.09                       0.07

============================================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998
                   (Expressed in Canadian dollars - unaudited)

=============================================================================================================
                                                                  November 30, 1999         November 30, 1998
                                                                           $                        $
-------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income and comprehensive income for the period                       262,607                 190,951
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                          499,477                 346,182
  Loss from investment in Viewer Services                                     --                   6,000
  Accretion of interest on non-interest bearing promissory notes          43,269                   7,619
Changes in assets and liabilities:
  Decrease (increase) in short-term investments                             (873)                 43,441
  Increase in accounts receivable                                     (2,626,013)               (170,940)
  Decrease in income taxes receivable                                    157,464                      --
  Decrease in inventory                                                   13,441                 114,993
  Increase in prepaid expenses                                          (248,728)               (298,492)
  Increase in accounts payable and accrued liabilities                   685,912                 140,382
  Increase in income taxes payable                                       133,542                  67,170
-------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                       (1,079,902)                447,306
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                                     (374,757)               (246,978)
Investment in Viewer Services                                                 --                     143
-------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                       (374,757)               (246,835)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                         (6,000)                 (1,779)
Notes and loans payable                                                   15,967                 (11,669)
-------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                            9,967                 (13,448)
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and
     cash equivalents during the period                               (1,444,692)                187,023
Cash and cash equivalents, beginning of period                         2,018,122               1,001,115
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                 573,430               1,188,138
=============================================================================================================

         The accompanying notes are an integral part of these statements

                      NETWORKS NORTH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED NOVEMBER, 1999

Note 1.  Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 29, 1999. The results of operations for the three months ended November 30, 1999 are not necessarily indicative of the results for the full fiscal year ending August 31, 2000.

Note 2.  General

The financial statements of the Company for the three months ended November, 1999 (the "2000 First Fiscal Quarter"), and November 30, 1998 (the "1999 First Fiscal Quarter"), include the operations of the Company's wholly-owned subsidiaries NTN Interactive Network Inc. ("NTNIN") and 3484751 Canada Inc., GalaVu Entertainment Network Inc. ("GalaVu"), NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic") and Interlynx Multimedia Inc. ("Interlynx").

Magic conducts its operations directly and through its wholly-owned subsidiaries, 745695 Ontario Ltd. ("Custom Video"), B.C. Learning Connection Inc. ("BCLC"), and 1113659 Ontario Ltd. ("Viewer Services") and its 75% ownership of the outstanding shares of Sonoptic Technologies Inc. ("Sonoptic").

Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the three months ended November 30, 1999 and November 30, 1998

                                                             1999
                                ---------------------------------------------------------------
                                Entertainment      Education         E-commerce           Total
                                      $                $                  $                 $
---------------------------------------------------------------------------------------------------------

Total revenue                     3,774,679        1,468,150           292,767          5,535,596
Operating income (loss)             571,508           89,350          (104,046)           556,812
Net income                          273,050           89,350           (99,793)           262,607
Total assets                     12,519,966        3,898,105         2,477,305         18,895,376
Current liabilities               1,721,897        1,209,639            99,423          3,030,959
Total liabilities                 5,371,703        1,220,653           952,286          7,544,642
=========================================================================================================

                                                             1998
                                ---------------------------------------------------------------
                                Entertainment      Education         E-commerce           Total
                                      $                $                  $                 $
---------------------------------------------------------------------------------------------------------

Total revenue                     2,147,324        1,210,320           278,473          3,636,117
Operating income (loss)             244,516          (85,637)          109,374            268,253
Net income                          141,516          (85,637)          135,072            190,951
Total assets                      9,940,660        4,554,706         1,918,184         16,413,550
Current liabilities               1,303,646        1,180,834           219,052          2,703,532
Total liabilities                 2,864,415        1,285,563         1,039,443          5,189,421
=========================================================================================================

Note 4.  Earnings per share

Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months ended November 30:

                                                          1999          1998
                                                          ----          ----
Numerator:
 Net income (numerator for basic
 earnings per share)                                   $  262,607     $  190,951
 Accretion of interest on non-interest
 bearing promissory notes                                      --          7,619
                                                                      ----------
Numerator for diluted earnings
 per share                                             $  262,607     $  198,570
                                                       ==========     ==========

Denominator:
 For basic - weighted
 average number of shares                               2,856,641      2,625,170

Effect of dilutive securities:
 Convertible preferred shares                             192,857        192,857
 Convertible promissory notes                                  --         98,193
 Employee stock options                                        51         69,929
                                                       ----------     ----------

Denominator for diluted earnings per share -
adjusted weighted average  number of shares
and assumed conversions                                 3,049,549      2,986,149
                                                       ==========     ==========

Basic earnings per share                               $     0.09     $     0.07
                                                       ==========     ==========
Diluted earnings per share                             $     0.09     $     0.07
                                                       ==========     ==========

Note 5.  Business Acquisition - GalaVu Entertainment Network Inc.

On September 13, 1999, pursuant to an Asset Purchase Agreement dated as of the 10th day of September, 1999, the Company, through its wholly-owned subsidiary, GalaVu, acquired, effective as of September 13th, 1999, substantially all of the property and assets [excluding accounts receivable] of GalaVu Entertainment Inc. for a purchase price of $2,958,058 calculated on a discounted basis. This acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price of $2,958,058 has been allocated to property and equipment. The purchase price was satisfied by the issuance of 100,000 common shares of the Company and the issuance of a promissory note [the "Note"]. The
Note is secured by a general security interest in all of GalaVu's present and after-acquired assets. The Note is payable in cash or in common shares of the Company annually, for the term consisting of each of the next five fiscal years in an amount equal to 50% of the earnings before interest, taxes, depreciation and amortization of GalaVu for the immediately preceding annual period. Pursuant to the provisions of the Note, the minimum amount to be received by the holder of the Note is as follows: fiscal 2001 - $300,000, fiscal 2002 - $500,000, fiscal 2003 - $750,000, fiscal 2004 - $875,000 and fiscal 2005 - $875,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars.

General

The Company, through its wholly-owned subsidiary, NTNIN, currently provides its products and services through nine business units or subsidiaries. Of these, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group ("Hospitality") and the Corporate Products Group ("Corporate"). Five units, comprising the "Magic Lantern Group", are (i) NTNIN's wholly-owned subsidiary Magic, which markets and distributes an exclusively licensed library of educational video titles to schools, school boards and Ministries of Education across Canada, (ii) Magic's wholly-owned subsidiary Custom Video, which provides video dubbing and conversion services, (iii) Custom Video's wholly-owned subsidiary BCLC, which has traditionally operated under an exclusive arrangement with the British Columbia Ministry of Education to provide marketing and fulfillment services for educational video titles in the British Columbia school system, (iv) Magic's 75% owned subsidiary Sonoptic, which operates a digital video facility that converts analog video to digital video formats, and (v) Magic's wholly-owned subsidiary Viewer Services, which was created to assume the inbound telemarketing and product fulfillment services required by Canadian television broadcasters. The eighth unit is Interlynx, which designs and develops web-based training programs. The ninth unit is GalaVu, which delivers Pay-TV and movies to small to medium sized hotels.

Highlights of the Three Months Ended November 30, 1999

On September 13, 1999, pursuant to an Asset Purchase Agreement dated as of the 10th day of September, 1999, Networks North Inc., through its wholly-owned subsidiary, GalaVu Entertainment Network Inc., acquired, effective as of September 13th, 1999, substantially all of the property and assets (excluding accounts receivable) of GalaVu Entertainment Inc.

During the 2000 First Fiscal Quarter, Magic Lantern Communications Ltd. fulfilled a contract to provide over 245 hours of educational programming to Canada's national educational television specialty channel, Canadian Learning Television.

Results of Operations for the Three Months ended November 30, 1999

The Company's total revenues for the 2000 First Fiscal Quarter were $5,535,596, compared to $3,636,117 for the 1999 First Fiscal Quarter, an increase of $1,899,479 or 52.2%. The major factor impacting the revenue increase was the addition of GalaVu to the company. GalaVu's revenue for the 2000 First Fiscal Quarter was $1,836,700 or 96.7% of the total increase.

Total cost of sales for the 2000 First Fiscal Quarter were $1,807,190, compared to $1,234,496 for the 1999 First Fiscal Quarter, an increase of $572,694 or 46.4%. The increase is commensurate with the increased sales levels experienced above. As a percentage of revenues, cost of sales decreased in the 2000 First Fiscal Quarter to 32.6% from 34% in the 1999 First Fiscal Quarter.

Total selling, general and administrative expenses for the 2000 First Fiscal Quarter were $2,587,398, compared to $1,731,046 for the 1999 First Fiscal Quarter, an increase of $856,352 or 49.5%. As a percentage of the Company's total revenues, such expenses decreased to 46.7% for the 2000 First Fiscal Quarter from 47.6% for the 1999 First Fiscal Quarter. The increase was caused mainly by the addition of GalaVu, which accounted for $605,200 of the increase. In addition there was an increase due to increased staffing and salaries, primarily in the development of Interlynx's Profis software.

Interest and bank charges for the 2000 First Fiscal Quarter were $80,179, compared to $43,025 for the 1999 First Fiscal Quarter, an increase of $37,154. The increase was the result of increased debt arising from the purchase of GalaVu in the First Fiscal Quarter. As a percentage of the Company's total revenues, interest and bank charges increased to 1.4% for the 2000 First Fiscal Quarter from 1.2% for the 1999 First Fiscal Quarter.

Total depreciation and amortization expense for the 2000 First Fiscal Quarter was $499,477, compared to $346,182 for the 1999 First Fiscal Quarter, an increase of $153,295 or 44.3%. This increase was the result of additional depreciation on fixed assets added in 2000 and depreciation on the newly acquired assets of GalaVu of $168,135.

A provision of income taxes of $298,458 was recorded in the 2000 First Fiscal Quarter compared with a provision for income taxes of $103,000 for the 1999 First Fiscal Quarter, a change of $195,458. As the tax provision for the Company is based solely on the taxable income of NTNIN and GalaVu, it is unaffected by losses experienced in other divisions. For this reason, the tax provision is reflective of the income incurred by NTNIN and GalaVu in the 2000 First Fiscal Quarter but is not decreased by the losses incurred by the other companies.

The minority interest share in losses for the 2000 First Fiscal Quarter was $4,253. This is compared to the minority interest share in losses for the 1999 First Fiscal Quarter of $25,698, an overall change of $21,444. The minority interest share of losses results from the losses incurred by Sonoptic in the 2000 First Fiscal Quarter. In addition there is no longer a minority interest in Interlynx as the remaining ownership was purchased in Fiscal 1999. Interlynx posted a minority interest loss in the 1999 First Fiscal Quarter.

As a result of all of the above, the net income for the 2000 First Fiscal Quarter was $262,607, compared to net income of $190,951 for the 1999 First Fiscal Quarter, an increase of $71,756. In summary, the 2000 First Fiscal Quarter income increase over the 1999 First Fiscal Quarter income resulted primarily from the addition of GalaVu to the Company.

Liquidity and Capital Resources

At November 30, 1999, the Company had working capital of $4,138,239, an increase of $101,179 from working capital of $4,037,060 at August 31, 1999.

For the 2000 First Fiscal Quarter, the Company had a net decrease of cash of $1,444,692 compared to a net increase of $187,023 in the 1999 First Fiscal Quarter.

Cash used by operating activities for the 2000 First Fiscal Quarter was $1,079,902, compared to $447,306 provided by operating activities in the 1999 First Fiscal Quarter. In 2000, the major items that contributed to cash being provided by operating activities were as follows: net income with non-cash expenses added back of $805,353, decreases in income taxes receivable and inventory of $157,464 and $13,441 respectively; and increases in accounts payable and accrued liabilities and income taxes payable of $685,912 and $133,542 respectively. The major uses of operating funds included increases in accounts receivable and prepaid expenses of $2,626,013 and $248,728 respectively. These changes primarily relate to the inclusion of GalaVu results in Fiscal 2000. In 1999, the major sources that contributed to cash being provided by operating activities were net income with non-cash expenses added back of $550,752, a decrease in inventory of $114,993 and an increase in accounts payable and accrued liabilities and income taxes payable of $140,382 and $67,170 respectively. These sources were somewhat offset by increases in accounts receivable and prepaid expenses of $170,940 and $298,492 respectively.

Cash used in investing activities in the 2000 First Fiscal Quarter was $374,757, compared to the $246,835 used in investing activities in the 1999 First Fiscal Quarter.

Cash provided by financing activities in the 2000 First Fiscal Quarter was $9,967, compared to the $13,448 used in the 1999 First Fiscal Quarter. In 2000, cash was provided by long-term debt arising from the purchase of GalaVu offset by repayment of other debt. In 1999, cash was used in the repayment of notes payable and bank debt, totalling $13,448.

Management believes that the Company's working capital position and current borrowings provide the necessary liquidity, on both a short and long term basis, for its planned activities. Additional external financing will not be required for its operating activities during the year ending August 31, 2000 (the "2000 Fiscal Year"). However, any changes in such plans may require the Company to seek outside financing. No arrangements are presently in place for outside financing should the need arise.

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the three months ended November 30, 1999 and 1998 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2000 Fiscal Year.

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

The Company had undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems. Non-IT systems refers to other miscellaneous systems, not thought of as IT systems, such as alarm systems and fax machines. In addition, the Company had been determining the extent to which the systems of third parties with whom the Company has significant relationships may be vulnerable to year 2000 issues and what impact, if any, these year 2000 issues would have had on the Company. As part of these assessments, a compliance plan, which included the formation of a steering committee and a timetable for identifying, evaluating, resolving and testing its year 2000 issues, was developed.

The timetable provided for the Company's completion of its remediation of any year 2000 issues by the end of September 1999. This target has been met. Costs for systems maintenance and modification were expensed as incurred while spending for new hardware, software or equipment has been capitalized and will be depreciated over the assets' useful lives. The Company has funded its year 2000 expenditures out of its cash flows from operations. The Company has not encountered any year 2000 compliance problems.

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

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

            The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:

       Exhibit
        Number                           Title
        ------                           -----

           3.1  Certificate of Incorporation, as amended to date.
           3.2  By-Laws, as amended to date.
          10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc.+
          10.2 Stock Purchase Agreement, dated as of October 4, 1994, between NTN Canada, Inc. and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.). + Option, dated as of October 4, 1994, registered in the name of NetStar Enterprises Inc. (formerly, Labatt Communications Inc).+
          10.4 Designation Agreement dated as of October 4, 1994, among Networks North Inc. (formerly known as NTN Canada, Inc.), NTN Interactive Network Inc. and NetStar Enterprises Inc.
                (formerly Labatt Communications Inc.).+
         10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited,Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
         10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as
                Creditor. +
         10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
         10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
         10.19 Certificate to the Escrow Agent certifying that the conditions of Closing have been satisfied or waived. +
         10.20 Certificate to the Escrow Agent certifying that the conditions of Closing have not been satisfied or waived. +
         10.21 Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
         10.22 Order of the Ontario Superior Court of Justice, dated September, 1999, approving the transaction contemplated herein, and vesting in the Purchaser the right, title and interest of GalaVu and the Receiver, if any, in and to the Purchased Assets, free and clear of the right, title and interest of any other person other than Permitted

                Encumbrances. +
         10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
         10.24 Covenant of Networks North Inc., dated September 13, 1999, to allot and issue and pay to the Bank in writing 100,000 common shares of NETN.
            22  List of Subsidiaries
            27  Financial Data Schedule
+     Incorporated by reference.  See Exhibit Index.

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K (Date of Report: September 13, 1999) with the Commission on September 29, 1999, reporting the Company's acquisition through its wholly-owned subsidiary, GalaVu Entertainment Network Inc., of substantially all of the property and assets (excluding accounts receivable) of GalaVu Entertainment Inc.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NETWORKS NORTH INC.


Dated: January 14, 2000          By:       /s/ Peter Rona
                                      ------------------------------------------
                                             Peter Rona,
                                        President and Chief Executive Officer
                                              (Duly Authorized Officer)


Dated: January 14, 2000          By:       /s/ Don Pagnutti
                                      ------------------------------------------
                                             Don Pagnutti,
                                        Principal Financial Officer

                               NETWORKS NORTH INC.
                                    FORM 10-Q
                                November 30, 1999

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit                Location
------         ----------------------                --------

        3.1       Certificate of Incorporation, as amended to date    +1,
                  Exh. 3.1
        3.2       By-Laws, as amended to date  +1, Exh. 3.2
       10.1       License Agreement, dated March 23, 1990, between NTN
                  Communications, Inc. and  NTN Interactive Network Inc. +2,
                  Exh. 10.9
       10.2       Stock Purchase Agreement, dated October 1, 1996, among
                  Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas
                  Connolly, Wendy Connolly and NTN Interactive Network Inc.,
                  minus Schedules thereto +3, Exh. 10.1
       10.4       Designation Agreement, dated as of October 4, 1994, among
                  Networks North Inc. (formerly known as NTN Canada, Inc.), NTN
                  Interactive Network Inc. and NetStar Enterprises Inc.
                  (formerly Labatt Communications Inc.) +4, Exh. C
      10.15       Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and
                  Arthur Andersen Inc., to acquire the property and assets of
                  GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.
                  +5, Exh. 10.1
      10.16       Promissory Note, dated September 10, 1999, by and between
                  1373224 Ontario Limited, as Debtor, and the Holder, as
                  Creditor. +5, Exh. 10.2
      10.17       General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or
                  receiver and manager of the property, assets and undertaking of GalaVu.+5, Exh. 10.3
      10.18       Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or
                  receiver and manager of the property, assets and undertaking of GalaVu+5, Exh. 10.4
      10.19       Certificate to the Escrow Agent certifying that the conditions of Closing have been satisfied or waived.+5, Exh.
                  10.5
      10.20       Certificate to the Escrow Agent certifying that the
                  conditions of Closing have not been satisfied or waived.+5,
                  Exh. 10.6
      10.21       Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person
                  appointed by the
                  court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of
                  GalaVu.+5, Exh. 10.7
      10.22       Order of the Ontario Superior Court of Justice, dated
                  September, 1999, approving the transaction contemplated
                  herein, and vesting in the Purchaser the right, title and
                  interest of GalaVu and the Receiver, if any, in and to the
                  Purchased Assets, free and clear of the right, title and
                  interest of any other person other than Permitted
                  Encumbrances. +5, Exh. 10.8
      10.23       Bill of Sale, dated September 13, 1999, by and between 1373224
                  Ontario Limited to acquire the property and assets of GalaVu
                  Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+5, Exh.
                  10.9
      10.24       Covenant of Networks North Inc. for valuable consideration to allot and issue and pay to the Bank in writing 100,000
                  common shares of NETN. +5, Exh. 10.10
      22          List of Subsidiaries +1, Exh. 22
      27          Financial Data Schedule ++

----------
+1 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Annual Report on Form 10-K of the Company, for its fiscal year ended August 31, 1996 (File No. 0-18066), filed on December 16, 1996.
+2 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Annual Report on Form 10-K of NTN Communications, Inc., for its fiscal year ended December 31, 1990 (File No. 2-91761-C), filed on April 1, 1991.
+3 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Current Report on Form 8-K of the Company (Date of Report: October 2, 1996) (File No. 0-18066), filed on October 17, 1996.
+4 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Current Report on Form 8-K of the Company (Date of Report: October 4, 1994) (File No. 0-18066), filed on October 18, 1994.
+5 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's 8-K (Date of Report: September 13, 1999) (File No. 0-18066), filed on September 29, 1999.

++    Filed electronically pursuant to Item 401 of Regulation S-T.