Form 10-Q
period 2000-02-29
NETWORKS NORTH INC
filed 2000-04-14
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: February 29, 2000
Commission file number: 0-18066

                               NETWORKS NORTH INC.
             (Exact name of registrant as specified in its charter)

            New York                                        11-2805051
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                                 14 Meteor Drive
                        Toronto, Ontario, Canada M9W 1A4
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 13, 2000: 2,858,141 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION

                      NETWORKS NORTH INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                   FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000

Item

Item 1. Financial Statements:

      Consolidated Balance Sheets -
            as at February 29, 2000 and August 31, 1999

      Consolidated Statements of Operations and Retained Earnings - for the Six Months Ended February 29, 2000 and February 28, 1999

      Consolidated Statements of Operations and Retained Earnings - for the Three Months Ended February 29, 1999 and February 28, 1999

      Consolidated Statements of Cash Flows -
            for the Six Months Ended February 29, 2000 and February 28, 1999

      Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and

      Results of Operations

                               NETWORKS NORTH INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS AT FEBRUARY 29, 2000 AND AUGUST 31, 1999
                   (Expressed in Canadian dollars - unaudited)

================================================================================
                                                        February 29,  August 31,
                                                            2000         1999
                                                             $            $
================================================================================
ASSETS
Current
Cash and cash equivalents                                   976,090    2,018,122
Short-term temporary investments                            258,623      261,926
Accounts receivable, trade - net of allowance
        for doubtful accounts of $224,000;
        August - $119,000                                 3,999,284    2,563,189
Income taxes receivable                                          --      157,464
Inventory                                                   236,960      260,868
Prepaid expenses                                            757,722      647,612
--------------------------------------------------------------------------------
Total current assets                                      6,228,679    5,909,181
--------------------------------------------------------------------------------
Property and equipment, net                               8,288,380    5,151,755
Software development costs, net                             225,000      250,000
Licenses, net of accumulated amortization                   260,422      270,596
Goodwill, net of accumulated amortization                 2,987,564    3,060,489
Notes receivable                                            160,000      160,000
--------------------------------------------------------------------------------
                                                         18,150,045   14,802,021
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                           145,000      157,000
Accounts payable - trade                                  1,751,365      912,361
Accrued liabilities                                         835,049      723,218
Income taxes payable                                         61,042           --
Current portion of long-term debt                           407,922       79,542
--------------------------------------------------------------------------------
Total current liabilities                                 3,200,378    1,872,121
--------------------------------------------------------------------------------
Long-term debt                                            4,473,963    2,077,960
Deferred income taxes payable                                59,173       59,173
--------------------------------------------------------------------------------
Total liabilities                                         7,733,514    4,009,254
--------------------------------------------------------------------------------
Shareholders' equity
Share capital
     900,000 preferred shares                                10,917       10,917
     2,858,241 common shares [August - 2,756,641]           178,633      171,635
     Capital in excess of par value                       9,852,580    9,559,883
Retained earnings                                           374,401    1,050,332
--------------------------------------------------------------------------------
Total shareholders' equity                               10,416,531   10,792,767
--------------------------------------------------------------------------------
                                                         18,150,045   14,802,021
================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                   (Expressed in Canadian Dollars - Unaudited)

================================================================================
                                                      February 29,  February 28,
                                                          2000         1999
                                                           $            $
================================================================================

Total revenue                                          9,961,496      7,163,204

Cost of sales                                          3,529,538      2,462,591
--------------------------------------------------------------------------------
                                                       6,431,958      4,700,613
--------------------------------------------------------------------------------

Selling, general and administrative expenses           5,631,009      3,430,497
Interest and bank charges                                148,469         89,208
Depreciation and amortization                          1,108,342        684,970
--------------------------------------------------------------------------------
Income (loss) before income taxes and
minority interest                                       (455,862)       495,938
Provision for income taxes                               223,000        281,000
Minority interest                                         (2,931)       (18,238)
--------------------------------------------------------------------------------
Net income (loss) and comprehensive income
(loss) for the period                                   (675,931)       233,176

Retained earnings, beginning of period                 1,050,332      2,021,829
--------------------------------------------------------------------------------
Retained earnings, end of period                         374,401      2,255,005
================================================================================

Earnings (loss) per share (Note 4):
Basic                                                      (0.24)          0.09
Diluted                                                    (0.24)          0.08

================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
       FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                  (Expressed in Canadian Dollars - Unaudited)

================================================================================
                                                      February 29,  February 28,
                                                          2000         1999
                                                           $            $
================================================================================

Total revenue                                          4,425,900       3,527,087

Cost of sales                                          1,722,348       1,228,095
--------------------------------------------------------------------------------
                                                       2,703,552       2,298,992
--------------------------------------------------------------------------------

Selling, general and administrative expenses           3,039,071       1,686,336
Interest and bank charges                                 68,290          46,183
Depreciation and amortization                            608,865         338,788
--------------------------------------------------------------------------------
Income (loss) before income taxes and
minority interest                                     (1,012,674)        227,685
Provision for (recovery of) income taxes                 (75,458)        178,000
Minority interest                                          1,322           7,460
--------------------------------------------------------------------------------
Net income (loss) and comprehensive income
(loss) for the period                                   (938,538)         42,225

Retained earnings, beginning of period                 1,312,939       2,212,780
--------------------------------------------------------------------------------
Retained earnings, end of period                         374,401       2,255,005
================================================================================

Earnings (loss) per share:
Basic                                                      (0.33)           0.02
Diluted                                                    (0.33)           0.01

================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                   (Expressed in Canadian dollars - unaudited)

================================================================================
                                                      February 29,  February 28,
                                                          2000         1999
                                                           $            $
================================================================================

OPERATING ACTIVITIES
Net income and comprehensive income for the period       (675,931)      233,176
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                      1,108,342       684,970
     Loss from investment in Viewer Services                   --        47,399
     Accretion of interest on non-interest bearing
       promissory notes                                    86,538        15,338
Changes in assets and liabilities:
     Decrease in short-term investments                     3,303        93,826
     Increase in accounts receivable                   (1,436,095)     (909,813)
     Decrease in income taxes receivable                  157,464            --
     Decrease in inventory                                 23,908        31,083
     Increase in prepaid expenses                        (110,110)     (230,662)
     Increase in accounts payable and accrued
       liabilities                                        950,834        49,773
     Increase in income taxes payable                      61,042        84,531
--------------------------------------------------------------------------------
Cash provided by (used in) operating activities           169,295        99,621
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                    (1,178,810)     (323,691)
Investment in Viewer Services                                  --           143
--------------------------------------------------------------------------------
Cash used in investing activities                      (1,178,810)     (323,548)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                         (12,000)       27,244
Options exercised                                           4,336            --
Notes and loans payable                                   (24,853)      (23,720)
--------------------------------------------------------------------------------
Cash provided by (used in) financing activities           (32,517)        3,524
--------------------------------------------------------------------------------

Net decrease in cash and
     cash equivalents during the period                (1,042,032)     (220,403)
Cash and cash equivalents, beginning of period          2,018,122     1,001,115
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  976,090       780,712
================================================================================

         The accompanying notes are an integral part of these statements

                      NETWORKS NORTH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000

Note 1. Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 29, 1999. The results of operations for the six months ended February 29, 2000 are not necessarily indicative of the results for the full fiscal year ending August 31, 2000.

Note 2. General

The financial statements of the Company for the three and six months ended February 29, 2000 (the "2000 Second Fiscal Quarter" and "2000 First Fiscal Half"), and February 28, 1999 (the "1999 Second Fiscal Quarter" and "1999 First Fiscal Half"), include the operations of the Company's wholly-owned subsidiaries NTN Interactive Network Inc. ("NTNIN") and 3484751 Canada Inc., GalaVu Entertainment Network Inc. ("GalaVu"), NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic") and Interlynx Multimedia Inc. ("Interlynx").

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

Note 3. Business Segment Data for the three months and six months ended February 29, 2000 and February 28, 1999

       For the three months ended February 29, 2000 and February 28, 1999

                                               2000
                       ---------------------------------------------------------
                       Entertainment     Education    E-commerce          Total
                              $              $             $                 $
--------------------------------------------------------------------------------

Total revenue              3,292,828    1,093,877         39,195      4,425,900
Operating loss              (236,327)    (336,387)      (439,960)    (1,012,674)
Net income                  (160,869)    (337,709)      (439,960)      (938,538)

================================================================================

                                               1999
                       ---------------------------------------------------------
                       Entertainment     Education    E-commerce           Total
                              $              $             $                  $
--------------------------------------------------------------------------------

Total revenue              2,117,767    1,203,690        205,630       3,527,087
Operating income (loss)      245,665      (21,268)         3,288         227,685
Net income                    67,665      (49,966)        21,526          42,225

================================================================================

        For the six months ended February 29, 2000 and February 28, 1999

                                               2000
                       ---------------------------------------------------------
                       Entertainment     Education    E-commerce          Total
                              $              $             $                 $
--------------------------------------------------------------------------------

Total revenue              7,067,507    2,664,574        229,415      9,961,496
Operating income (loss)      335,180     (161,506)      (629,536)      (455,862)
Net income (loss)            112,180     (158,575)      (629,536)      (675,931)
Total assets              12,881,838    4,534,431        733,776     18,150,045
Current liabilities        2,092,696      925,229        182,453      3,200,378
Total liabilities          5,797,071    1,753,990        182,453      7,733,514
================================================================================

                                               1999
                       ---------------------------------------------------------
                       Entertainment     Education    E-commerce           Total
                              $              $             $                  $
--------------------------------------------------------------------------------

Total revenue              4,265,091    2,521,615        376,498       7,163,204
Operating income (loss)      490,181     (272,242)       277,999         495,938
Net income (loss)            209,181     (272,242)       296,237         233,176
Total assets              10,018,606    4,321,384      2,108,626      16,448,616
Current liabilities        1,474,872      859,582        416,167       2,750,621
Total liabilities          3,027,618      918,086      1,236,558       5,182,262
================================================================================

Note 4. Earnings per share

Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the six months ended February 29, 2000 and February 28, 1999:

                                                      2000               1999
                                                      ----               ----
Numerator:
 Net income (loss) (numerator for basic
 earnings (loss) per share)                       $(675,931)            $233,176
 Accretion of interest on non-interest
 bearing promissory notes                                --               15,338
                                                                          ------
Numerator for diluted earnings (loss)
 per share                                        $(675,931)            $248,514
                                                  ==========            ========

Denominator:
 For basic - weighted
 average number of shares                         2,848,558            2,625,170

Effect of dilutive securities:
 Convertible preferred shares                            --              192,857
 Convertible promissory notes                            --               98,193
 Employee stock options                                  --               95,360
                                                                          ------

Denominator for diluted earnings (loss) per share -
adjusted weighted average number of shares
and assumed conversions                           2,848,558            3,011,580
                                                  =========            =========

Basic earnings (loss) per share                      $(0.24)               $0.09
                                                     =======               =====
Diluted earnings (loss) per share                    $(0.24)               $0.08
                                                     =======               =====

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

Highlights of the Three Months Ended February 29, 2000

During the 2000 Second Fiscal Quarter, Magic, through its subsidiary, Sonoptic signed a contract with Altschul Group Corporation ("AGC") of Evanston, Illinois to provide MPEG digital encoding services for more that 1,000 AGC video titles, along with Videobase(TM) indexing, DVD authoring and other digital services.

NTNIN entered into a three-year advertising/sponsorship agreement with The GM Card (R) through its agency.

Interlynx completed development of an on-line presenter/rapid development tool to facilitate rapid, cost-effective, in-house development of on-line learning. This tool has been delivered to MAPICS Inc., a leading provider of Enterprise Resource Planning Application software specifically designed for the business needs of manufacturers.

Results of Operations for the Three Months ended February 29, 2000

The Company's total revenues for the 2000 Second Fiscal Quarter were $4,425,900, compared to $3,527,087 for the 1999 Second Fiscal Quarter, an increase of $898,813 or 25.5%. The major factor impacting the revenue increase was the addition of GalaVu to the company. GalaVu's revenue for the 2000 Second Fiscal Quarter was $1,409,200. Interlynx's revenues for the 2000 Second Fiscal Quarter were $39,195, compared to $205,630 for the 1999 Second Fiscal Quarter, a decrease of $166,435 or 80.9%. Factors impacting the decrease are the loss of the Universal Content revenue stream, due to the sale of this subsidiary and the change in focus away from web-site development to web-based training software. Magic's revenues for the 2000 Second Fiscal Quarter were $1,093,877, compared to $1,203,690 for the 1999 Second Fiscal Quarter, a decrease of $109,813 or 9.1%. The decrease in revenue can be mainly attributed to decreased ordering from educational institutions due to tighter budget constraints. NTNIN's revenues were $1,883,628 for the 2000 Second Fiscal Quarter, compared to $2,117,767 for the 1999 Second Fiscal Quarter, a decrease of $218,943 or 10.4%.

Total cost of sales for the 2000 Second Fiscal Quarter were $1,722,348, compared to $1,228,095 for the 1999 Second Fiscal Quarter, an increase of $494,253 or 40.2%. Total cost of sales for GalaVu for the Second Fiscal Quarter were $676,100. There were no cost of sales for the 1999 Second Fiscal Quarter as GalaVu was purchased in the 2000 First Fiscal Quarter. Interlynx's total cost of sales for the 2000 Second Fiscal Quarter were $65,504, as compared to $39,172, an increase of $26,332 or 67.2%. The increase is a result of the change in focus of Interlynx from web-site development to web-based training software. Magic's total cost of sales were $347,231, compared to $493,916, a decrease of $146,685 or 29.7%. The decrease can be attributed to a decreased level in sales and a lower cost for video production. NTNIN's total cost of sales were $633,518, compared to $695,007, a decrease of $61,489 or 8.8%. The decrease can be associated with corresponding decrease in sales. As a percentage of revenues, cost of sales increased in the 2000 Second Fiscal Quarter to 38.9% from 34.8% in the 1999 Second Fiscal Quarter.

Total selling, general and administrative expenses for the 2000 Second Fiscal Quarter were $3,039,071, compared to $1,686,336 for the 1999 Second Fiscal Quarter, an increase of $1,352,735 or 80.2%. The increase was caused mainly by the addition of GalaVu, which accounted for $787,617 of the increase. There are no comparative numbers for the 1999 Second Fiscal Quarter for GalaVu. Interlynx's total selling, general and administrative expenses for the 2000 Second Fiscal Quarter were $322,702, compared to $143,414 for the 1999 Second Fiscal Quarter, an increase of $179,288 or 125.0%. The increase is a result of increased staffing levels associated with the development and selling of the PROFIS software. Magic's total selling, general and administrative expenses were $958,471 for the 2000 Second Fiscal Quarter, compared to $769,027, an increase of $189,444 or 24.6%. The increase is associated with increased staffing levels, an increase in the provision for doubtful accounts and an increase in the marketing campaign for Digital Video. NTNIN's total selling, general and administrative expenses were $970,281 for the 2000 Second Fiscal Quarter, compared to $773,895 for the 1999 Second Fiscal Quarter, an increase of $196,386 or 25.4%. As a percentage of the Company's total revenues, selling, general and administrative expenses increased to 68.7% for the 2000 Second Fiscal Quarter from 47.8% for the 1999 Second Fiscal Quarter.

Interest and bank charges for the 2000 Second Fiscal Quarter were $68,290, compared to $46,183 for the 1999 Second Fiscal Quarter, an increase of $22,107 or 47.9%. The increase was the result of increased debt arising from the purchase of GalaVu in the 2000 First Fiscal Quarter. As a percentage of the Company's total revenues, interest and bank charges increased to 1.5% for the 2000 Second Fiscal Quarter from 1.3% for the 1999 Second Fiscal Quarter.

Total depreciation and amortization expense for the 2000 Second Fiscal Quarter was $608,865, compared to $338,788 for the 1999 Second Fiscal Quarter, an increase of $270,077 or 79.7%. This increase was the result of additional depreciation on fixed assets added in the 2000 Second Fiscal Quarter and depreciation of $200,000 on the newly acquired assets of GalaVu. As a percentage of the Company's total revenues, such expenses increased to 13.8% for the 2000 Second Fiscal Quarter from 9.6% for the 1999 Second Fiscal Quarter.

A reduction in the provision of income taxes of $75,458 was recorded in the 2000 Second Fiscal Quarter compared with a provision for income taxes of $178,000 for the 1999 Second Fiscal Quarter, a change of $253,458. As the tax provision for the Company is based solely on the taxable income of NTNIN and GalaVu, it is unaffected by losses experienced in other divisions. For this reason, the tax provision is reflective of the income incurred by NTNIN and GalaVu in the 2000 Second Fiscal Quarter but is not decreased by the losses incurred by the other companies.

The minority interest share in profits for the 2000 Second Fiscal Quarter was $1,322. This is compared to the minority interest share in profits for the 1999 Second Fiscal Quarter of $7,460, an overall change of $6,128. The minority interest share of profits results from the profits incurred Sonoptic in the 2000 Second Fiscal Quarter. In addition there is no longer a minority interest in Interlynx as the remaining ownership was purchased in Fiscal 1999. Interlynx posted a minority interest loss in the 1999 Second Fiscal Quarter.

As a result of all of the above, the net loss for the 2000 Second Fiscal Quarter was $938,538, compared to net income of $42,225 for the 1999 Second Fiscal Quarter, a decrease of $980,763. In summary, the 2000 Second Fiscal Quarter loss as compared to the 1999 Second Fiscal Quarter income resulted primarily from the loss incurred by Interlynx and the increase in the GalaVu loss.

Results of Operations for the Six Months Ended February 29, 2000

The Company's total revenues for the 2000 First Fiscal Half were $9,961,496, compared to $7,163,204 for the 1999 First Fiscal Half, an increase of $2,798,292 or 39.1%. GalaVu's revenues for the 2000 First Fiscal Half were $3,245,900. There was no comparative revenue for GalaVu for the 1999 First Fiscal Half. Interlynx's total revenue for the 2000 First Fiscal Half was $229,415, compared to $376,498 for the 1999 First Fiscal Half, a decrease of $147,083 or 39.1%. The decrease can be attributed to a decreased revenue stream, due to the sale of Interlynx's subsidiary and a change in strategic focus. Magic's total revenue for the 2000 First Fiscal Half was $2,664,574, compared to $2,521,615 for the 1999 First Fiscal Half, an increase of $142,959 or 5.7%. The increase can be attributed to the 2000 First Fiscal

Quarter and Magic's fulfillment of a contract to provide over 245 hours of educational programming to Canada's national educational television specialty channel, Canadian Learning Television. NTNIN's total revenues were $3,821,607 for the 2000 First Fiscal Half, compared to $4,265,091 for the 1999 First Fiscal Half, a decrease of $443,484 or 10.4%. The decrease can be attributed to a decreased level of events being hosted, and decreased repair revenue due to repairs no longer being performed on US playmakers.

Total cost of sales for the 2000 First Fiscal Half was $3,529,537, compared to $2,462,591 for the 1999 First Fiscal Half, an increase of $1,066,946 or 43.3%. GalaVu's total cost of sales was $1,187,900 for the 2000 First Fiscal Half. There is no comparative figure for the 1999 First Fiscal Half. As a percentage of the Company's total revenues, such costs of sales increased to 35.4% for the 2000 First Fiscal Half from 34.4% for the 1999 First Fiscal Half.

Total selling, general and administrative expenses for the 2000 First Fiscal Half were $5,631,009, compared to $3,430,497 for the 1999 First Fiscal Half, an increase of $2,200,512 or 64.1%. This increase was caused in part by the acquisition of GalaVu. GalaVu had total selling, general and administrative expenses of $1,337,817 for the 2000 First Fiscal Half. There are no comparative numbers for the 1999 First Fiscal Half. Interlynx's total selling, general and administrative expenses were $623,480 for the 2000 First Fiscal Half, compared to $259,266 for the 1999 First Fiscal Half, an increase of $364,214 or 140.5%. This increase is due to the increased staff required for the development and selling associated with the strategic change in focus to web-based training from web-site design. Magic's total selling, general and administrative expenses were $1,609,244 for the 2000 First Fiscal Half, compared to $1,390,763 for the 1999 First Fiscal Half, an increase of $218,481 or 15.7%. This increase is the result of increased staffing and salaries, increased bad debt provision and an increase in the company's marketing campaign for digital video. NTNIN's total selling, general and administrative expenses were $2,060,468 for the 2000 First Fiscal Half, compared to $1,780,468 for the 1999 First Fiscal Half, an increase of $280,000 or 15.7%. The increase can be associated with increased legal and professional fees and increased advertising. As a percentage of the Company's total revenues, such expenses increased to 56.5% for the 2000 First Fiscal Half from 47.9% for the 1999 First Fiscal Half.

Interest and bank charges for the 2000 First Fiscal Half amounted to $148,469, compared to $89,208 for the 1999 First Fiscal Half, an increase of $59,261 or 66.4%. This increase was the result of increased debt arising from the purchase of GalaVu in the 2000 First Fiscal Quarter. As a percentage of the Company's total revenues, interest and bank charges increased to 1.4% for the 2000 First Fiscal Half from 1.2% for the 1999 First Fiscal Half.

Total depreciation and amortization expense for the 2000 First Fiscal Half was $1,108,342, compared to $684,970 for the 1999 First Fiscal Half, an increase of $423,372 or 61.8%. This increase was the result of additional depreciation on fixed assets added in the 2000 First Fiscal Half and depreciation of $400,000 on the newly acquired assets of GalaVu. As a percentage of the Company's total revenues, such expenses increased to 11.1% for the 2000 First Fiscal Half from 9.6% for the 1999 First Fiscal Half.

The provision for income taxes for the 2000 First Fiscal Half was $223,000, compared to $281,000 for the 1999 First Fiscal Half, a decrease of $58,000 or 20.6%. As the tax provision for the Company is based solely on the taxable income of NTNIN and GalaVu, it is unaffected by losses experienced in other divisions. For this reason, the tax provision is reflective of the income incurred by NTNIN and GalaVu in the 2000 First Fiscal Half but is not decreased by the losses incurred by the other companies. For this reason, the tax provision increased over the prior period even though income before income taxes decreased in 2000 compared to 1999. As a percentage of the Company's total revenues, such expenses decreased to 2.2% for the 2000 First Fiscal Half from 3.9% for the 1999 First Fiscal Half.

The minority interest share in losses for the 2000 First Fiscal Half was $2,931. This is compared to the minority interest share in losses for the 1999 First Fiscal Half of $18,238, an overall decrease of $15,307 or 83.9%.

As a result of all of the above, net loss and comprehensive loss for the 2000 First Fiscal Half was $675,931 compared to a net income of $233,176 for the 1999 First Fiscal Half, a decrease of $909,107. In summary, the 2000 First Fiscal Half loss as compared to the 1999 First Fiscal Half income resulted primarily from the losses incurred by Interlynx and Magic.

Liquidity and Capital Resources

At February 29, 2000, the Company had working capital of $3,028,301, a decrease of $1,008,759 from working capital of $4,037,060 at August 31, 1999.

For the 2000 First Fiscal Half, the Company had a net decrease of cash of $1,042,032 compared to a net decrease of $220,403 in the 1999 First Fiscal Half.

Cash provided by operating activities for the 2000 First Fiscal Half was $169,294, compared to $99,621 provided by operating activities in the 1999 First Fiscal Half. In 2000, the major items that contributed to cash being provided by operating activities were as follows: the net loss with non-cash expenses added back of $518,949, decreases in income taxes receivable and inventory of $157,464 and $23,908 respectively; and increases in accounts payable and accrued liabilities and income taxes payable of $950,834 and $61,042 respectively. The major uses of operating funds included increases in accounts receivable and prepaid expenses of $1,436,095 and $110,110 respectively. In 1999, the major sources that contributed to cash being provided by operating activities were net income with non-cash expenses added back of $980,884, decreases in short-term investments and inventory of $93,826 and $31,083 respectively, and increases in accounts payable and accrued liabilities and income taxes payable of $49,773 and $84,531 respectively. These sources were somewhat offset by increases in accounts receivable and prepaid expenses of $909,813 and $230,662 respectively.

Cash used in investing activities in the 2000 First Fiscal Half Quarter was $1,178,809 compared to the $323,548 used in investing activities in the 1999 First Fiscal Half.

Cash used in financing activities in the 2000 First Fiscal Half was $32,517, compared to the $3,524 provided in the 1999 First Fiscal Half.

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

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the six months ended February 29, 2000 and 1999 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2000 Fiscal Year.

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

Year 2000 Compliance

The Company's computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. The company continues to keeps its Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. It is not anticipated that there will be any significant problems related to these events. All costs associated with the Year 2000 remediation efforts were expenses or capitalized in accordance with appropriate accounting policies.

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

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

            The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:

Exhibit
Number                                 Title
------                                 -----

3.1   Certificate of Incorporation, as amended to date.
3.2   By-Laws, as amended to date.
10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc.+
10.2 Stock Purchase Agreement, dated as of October 4, 1994, between NTN Canada Inc. and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.). + Option, dated as of October 4, 1994, registered in the name of NetStar Enterprises Inc. (formerly, Labatt Communications Inc).+
10.4 Designation Agreement dated as of October 4, 1994, among Networks North Inc. (formerly know as NTN Canada, Inc.), NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.). +
10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. + Promissory Note, dated September 10, 1999, by and between 1373224 Ontario
      10.16 Limited, as Debtor, and the Holder, as Creditor. +
10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.24 Covenant of Networks North Inc., dated September 13, 1999, to allot and issue and pay to the Bank in writing 100,000 common shares of NETN.
22    List of Subsidiaries
27    Financial Data Schedule

+     Incorporated by reference. See Exhibit Index.

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K (Date of Report: April 13,
      2000) with the Commission on April 14, 2000, reporting that Chell.com and Hammock Group Ltd. acquired Shares of the Company from NetStar Enterprises, Inc., which constitute approximately a 30.4 direct voting interest in the Company. In addition, the filing stated that VC Advantage Fund ("VC") has agreed to provide a loan to the Company, in which VC will receive a Convertible Debenture, convertible into Common Stock of the Company.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NETWORKS NORTH INC.


Dated: April 14, 2000                   By: /s/ Peter Rona
                                            ------------------------------------
                                                Peter Rona,
                                          President and Chief Executive Officer
                                                (Duly Authorized Officer)


Dated: April 14, 2000                   By: /s/ Don Pagnutti
                                            ------------------------------------
                                                Don Pagnutti,
                                              Principal Financial Officer

                               NETWORKS NORTH INC.
                                    FORM 10-Q
                                February 29, 2000

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit                 Location
------            ----------------------                 --------

      3.1         Certificate of Incorporation, as amended to date +1, Exh. 3.1
      3.2         By-Laws, as amended to date +1, Exh. 3.2
      10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc. +2, Exh. 10.9
      10.2 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto +3, Exh. 10.1
      10.4 Designation Agreement dated as of October 4, 1994, among Networks North Inc. (formerly known as NTN Canada, Inc.), NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.) +4, Exh. C
      10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +5, Exh. 10.1
      10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as Creditor. +5, Exh. 10.2
      10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+5, Exh. 10.3
      10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu+5, Exh. 10.4
      10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+5, Exh. 10.9

      10.24       Covenant of Networks North Inc. for valuable consideration to allot and issue and pay to the Bank in writing 100,000 common shares of NETN. +5, Exh. 10.10
      22          List of Subsidiaries +1, Exh. 22
      27          Financial Data Schedule ++

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