Form 10-Q
period 2000-05-31
NETWORKS NORTH INC
filed 2000-07-14
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: May 31, 2000
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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 14, 2000: 2,900,656 shares of common stock, par value $.0467 per share.

                         PART I - FINANCIAL INFORMATION

                      NETWORKS NORTH INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                     FOR THE NINE MONTHS ENDED MAY 31, 2000

Item
----

Item 1. Financial Statements:

        Consolidated Balance Sheets -
           as at May 31, 2000 and August 31, 1999

        Consolidated Statements of Operations and Retained Earnings - for the Three Months Ended May 31, 2000 and May 31, 1999

        Consolidated Statements of Operations and Retained Earnings - for the Nine Months Ended May 31, 2000 and May 31, 1999

        Consolidated Statements of Cash Flows -
           for the Nine Months Ended May 31, 2000 and May 31, 1999

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               NETWORKS NORTH INC.
                           CONSOLIDATED BALANCE SHEETS
                     AS AT MAY 31, 2000 AND AUGUST 31, 1999
                   (Expressed in Canadian dollars - unaudited)

============================================================================================
                                                          May 31, 2000   August 31, 1999
                                                               $                $
============================================================================================
ASSETS
Current
Cash and cash equivalents                                   1,113,572       2,018,122
Short-term investments                                        271,644         261,926
Accounts receivable, trade - net of allowance
    for doubtful accounts of $219,000; August - $119,000    4,044,540       2,534,459
Income taxes receivable and other receivable                   15,279         186,194
Inventory                                                     390,911         260,868
Prepaid expenses                                              692,841         647,612
--------------------------------------------------------------------------------------------
Total current assets                                        6,528,787       5,909,181
--------------------------------------------------------------------------------------------
Property and equipment, net                                 7,997,417       5,151,755
Software development costs, net                               212,500         250,000
Licenses, net of accumulated amortization                     255,335         270,596
Goodwill, net of accumulated amortization                   2,925,355       3,060,489
Notes receivable                                              160,000         160,000
--------------------------------------------------------------------------------------------
                                                           18,079,394      14,802,021
============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                             139,000         157,000
Accounts payable - trade                                    1,613,220         912,361
Accrued liabilities                                         1,044,093         723,218
Current portion of long-term debt                             362,122          79,542
--------------------------------------------------------------------------------------------
Total current liabilities                                   3,158,435       1,872,121
--------------------------------------------------------------------------------------------
Long-term debt                                              4,564,432       2,077,960
Deferred income taxes payable                                  59,173          59,173
--------------------------------------------------------------------------------------------
Total liabilities                                           7,782,040       4,009,254
--------------------------------------------------------------------------------------------
Shareholders' equity
Share capital
    900,000 preferred shares                                   10,917          10,917
    2,894,156 common shares [August - 2,756,641]              181,094         171,635
    Capital in excess of par value                         10,002,019       9,559,883
Retained earnings                                             103,324       1,050,332
--------------------------------------------------------------------------------------------
Total shareholders' equity                                 10,297,354      10,792,767
--------------------------------------------------------------------------------------------
                                                           18,079,394      14,802,021
============================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
            FOR THE THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                  (Expressed in Canadian Dollars - Unaudited)

================================================================================
                                                     May 31, 2000   May 31, 1999
                                                           $              $
================================================================================
REVENUE
Network services                                       1,555,108      1,580,254
Event programming                                        208,434        128,240
Ad sponsorship                                            94,691         35,864
Video/software sales                                     983,503      1,289,888
Video dubbing                                            188,069        362,827
Pay-TV                                                 1,613,800             --
Other                                                     11,037         28,124
--------------------------------------------------------------------------------
                                                       4,654,642      3,425,197
--------------------------------------------------------------------------------

COST OF SALES
Network services                                         565,073        561,841
Event programming                                          1,069         10,347
Ad sponsorship                                             4,592          7,708
Video/software sales                                     414,007        780,197
Video dubbing                                            210,266        (32,481)
Pay-TV                                                   735,400             --
Other                                                     (2,158)        33,145
--------------------------------------------------------------------------------
                                                       1,928,249      1,360,757
--------------------------------------------------------------------------------
                                                       2,726,393      2,064,440

EXPENSES
Selling, general and administrative expenses           2,465,838      1,940,307
Interest and bank charges                                 72,414         65,830
Depreciation and amortization                            578,971        338,608
--------------------------------------------------------------------------------
Loss before income taxes and minority interest          (390,830)      (280,305)
Recovery of income taxes                                (113,000)       (27,000)
Minority interest                                         (6,753)       (50,561)
--------------------------------------------------------------------------------
Net loss and comprehensive loss for the period          (271,077)      (202,744)

Retained earnings, beginning of period                   374,401      2,255,005
--------------------------------------------------------------------------------
Retained earnings, end of period                         103,324      2,052,261
================================================================================

Loss per share:
Basic                                                      (0.09)         (0.08)
Diluted                                                    (0.09)         (0.08)

================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
             FOR THE NINE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                  (Expressed in Canadian Dollars - Unaudited)

==============================================================================================
                                                                   May 31, 2000   May 31, 1999
                                                                         $             $
==============================================================================================
REVENUE
Network services                                                     4,863,707      5,107,456
Event programming                                                      422,068        461,490
Ad sponsorship                                                         383,989        302,064
Video/software sales                                                 3,286,484      3,559,885
Video dubbing                                                          779,076      1,002,667
Pay-TV                                                               4,859,700             --
Other                                                                   21,114        154,839
----------------------------------------------------------------------------------------------
                                                                    14,616,138     10,588,401
----------------------------------------------------------------------------------------------

COST OF SALES
Network services                                                     1,710,965      1,759,289
Event programming                                                       14,834         20,841
Ad sponsorship                                                          15,872         20,588
Video/software sales                                                 1,220,533      1,619,513
Video dubbing                                                          557,435        259,103
Pay-TV                                                               1,923,300             --
Other                                                                   14,848        144,014
----------------------------------------------------------------------------------------------
                                                                     5,457,787      3,823,348
----------------------------------------------------------------------------------------------
                                                                     9,158,351      6,765,053

EXPENSES
Selling, general and administrative expenses                         8,096,847      5,370,804
Interest and bank charges                                              220,883        155,038
Depreciation and amortization                                        1,687,312      1,023,578
----------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest               (846,691)       215,633
Provision for income taxes                                             110,000        254,000
Minority interest                                                       (9,683)       (68,799)
----------------------------------------------------------------------------------------------
Net income (loss) and comprehensive income (loss) for the period      (947,008)        30,432

Retained earnings, beginning of period                               1,050,332      2,021,829
----------------------------------------------------------------------------------------------
Retained earnings, end of period                                       103,324      2,052,261
==============================================================================================

Earnings (loss) per share (Note 4):
Basic                                                                    (0.33)          0.01
Diluted                                                                  (0.33)          0.01

==============================================================================================

         The accompanying notes are an integral part of these statements

                               NETWORKS NORTH INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                  (Expressed in Canadian dollars - unaudited)

===============================================================================================
                                                                     May 31, 2000  May 31, 1999
                                                                          $             $
===============================================================================================
OPERATING ACTIVITIES
Net income (loss) and comprehensive income (loss) for the period       (947,008)       30,432
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                      1,687,312     1,023,578
   Loss from investment in Viewer Services                                   --        67,787
   Accretion of interest on non-interest bearing promissory notes       129,807        26,392
Changes in assets and liabilities:
   Decrease (increase) in short-term investments                         (9,718)      826,872
   Increase in accounts receivable                                   (1,510,083)     (472,163)
   Decrease (increase) in income taxes receivable and other
     receivable                                                         170,915       (13,162)
   Decrease (increase) in inventory                                    (130,043)       44,666
   Increase in prepaid expenses                                         (45,229)     (139,337)
   Increase (decrease) in accounts payable and accrued liabilities      492,295      (608,261)
-----------------------------------------------------------------------------------------------
Cash provided (used in) by operating activities                        (161,752)      786,804
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                                     857,581      (447,987)
Investment in Viewer Services                                                --      (149,779)
-----------------------------------------------------------------------------------------------
Cash used in investing activities                                       857,581      (597,766)
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                       (18,000)           (8)
Options exercised                                                       156,236            --
Notes and loans payable                                                 (23,453)        2,570
-----------------------------------------------------------------------------------------------
Cash provided by financing activities                                   114,783         2,562
-----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and
   cash equivalents during the period                                  (904,550)      191,600
Cash and cash equivalents, beginning of period                        2,018,122     1,001,115
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              1,113,572     1,192,715
===============================================================================================

         The accompanying notes are an integral part of these statements

                      NETWORKS NORTH INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED MAY 31, 2000

Note 1. Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 29, 1999. The results of operations for the nine months ended May 31, 2000 are not necessarily indicative of the results for the full fiscal year ending August 31, 2000.

Note 2. General

The financial statements of the Company for the three and nine months ended May 31, 2000 (the "2000 Third Fiscal Quarter" and "2000 First Three Fiscal Quarters"), and May 31, 1999 (the "1999 Third Fiscal Quarter" and "1999 First Three Fiscal Quarters"), include the operations of the Company's wholly-owned subsidiaries NTN Interactive Network Inc. ("NTNIN"), 3484751 Canada Inc. and GalaVu Entertainment Network Inc. ("GalaVu"), NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic") and Interlynx Multimedia Inc. ("Interlynx").

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

Note 3. Business Segment Data for the three months and nine months ended May 31, 2000 and May 31, 1999

                        For the three months ended May 31

                                                       2000
                        -------------------------------------------------------------------
                         Entertainment  Education  E-commerce   Adjustments    Consolidated
                                $          $           $             $               $
-------------------------------------------------------------------------------------------
External revenue             3,483,070  1,127,772      43,800            --       4,654,642
Inter-segment revenue           46,180    102,559          --      (148,739)             --
-------------------------------------------------------------------------------------------
Total revenue                3,529,250  1,230,331      43,800      (148,739)      4,654,642
-------------------------------------------------------------------------------------------
Operating profit (loss)          5,296   (125,676)   (270,450)           --        (390,830)
Net income (loss)              118,296   (118,923)   (270,450)           --        (271,077)

===========================================================================================

                                                       1999
                        -------------------------------------------------------------------
                         Entertainment  Education  E-commerce   Adjustments    Consolidated
                                $          $           $             $               $
-------------------------------------------------------------------------------------------
External revenue             1,802,748  1,492,579     129,870            --       3,425,197
Inter-segment revenue          294,856     83,443          --      (378,299)             --
-------------------------------------------------------------------------------------------
Total revenue                2,097,604  1,576,022     129,870      (378,299)      3,425,197
-------------------------------------------------------------------------------------------
Operating loss               (167,698)    (9,391)    (103,216)           --        (280,305)
Net loss                     (140,698)    (7,023)     (55,023)           --        (202,744)

===========================================================================================

                        For the nine months ended May 31

                                                       2000
                        -------------------------------------------------------------------
                         Entertainment  Education  E-commerce   Adjustments    Consolidated
                                $          $           $             $               $
-------------------------------------------------------------------------------------------
External revenue            10,550,578  3,792,345     273,215            --      14,616,138
Inter-segment revenue          138,955    435,476          --      (574,431)             --
-------------------------------------------------------------------------------------------
Total revenue               10,689,533  4,227,821     273,215      (574,431)     14,616,138
-------------------------------------------------------------------------------------------
Operating profit (loss)        260,120   (202,000)   (904,811)           --        (846,691)
Net income (loss)              150,120   (192,317)   (904,811)           --        (947,008)
Total assets                13,564,489  4,106,788     408,117            --      18,079,394
Current liabilities          1,937,409    906,734     314,292            --       3,158,435
Total liabilities            5,788,313  1,679,435     314,292            --       7,782,040
===========================================================================================

                                                       1999
                        -------------------------------------------------------------------
                         Entertainment  Education  E-commerce   Adjustments    Consolidated
                                $          $           $             $               $
-------------------------------------------------------------------------------------------
External revenue             6,067,839  4,014,194       506,368           --     10,588,401
Inter-segment revenue          387,631    265,333            --    (652,964)             --
-------------------------------------------------------------------------------------------
Total revenue                6,455,470  4,279,527       506,368    (652,964)     10,588,401
-------------------------------------------------------------------------------------------
Operating profit (loss)        274,887     28,324      (87,578)           --        215,633
Net income (loss)               20,887     19,231       (9,686)           --         30,432
Total assets                 9,277,721  4,960,451     1,328,647           --     15,566,819
Current liabilities          1,277,079    572,361       195,838           --      2,045,278
Total liabilities            2,821,657  1,485,714       195,838           --      4,503,209
===========================================================================================

Note 4. Earnings per share

Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the nine months ended May 31, 2000 and May 31, 1999:

                                                          2000           1999
                                                          ----           ----
Numerator:
 Net income (loss) (numerator for basic
 and diluted earnings (loss) per share)               $  (947,008)     $  30.432
                                                      ===========      =========

Denominator:
 For basic - weighted
 average number of shares                               2,860,464      2,630,670

Effect of dilutive securities:
 Convertible preferred shares                                  --        192,857
 Convertible promissory notes                                  --         98,193
 Employee stock options                                        --         54,396
                                                      -----------      ---------

Denominator for diluted earnings (loss)
per share - adjusted weighted average
number of shares and assumed conversions                2,860,464      2,796,116
                                                      ===========      =========

Basic earnings (loss) per share                       $     (0.33)     $    0.01
                                                      ===========      =========
Diluted earnings (loss) per share                     $     (0.33)     $    0.01
                                                      ===========      =========

Note 5. Business Acquisition - GalaVu Entertainment Network Inc.

Effective September 13, 1999, pursuant to an Asset Purchase Agreement dated as of the 10th day of September, 1999, the Company, through its wholly-owned subsidiary, GalaVu, acquired substantially all of the property and assets [excluding accounts receivable] of GalaVu Entertainment Inc. for a purchase price of $2,958,058. This acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price of $2,958,058 has been allocated as follows:

          Property and equipment        $3,487,498
          Assumption of liabilities       (529,440)
                                        ----------
          Purchase price                $2,958,058
                                        ==========

The purchase price was satisfied by the issuance of 100,000 common shares of the Company at fair market value and the issuance of a non-interest bearing promissory note [the "Note"]. The Note is discounted using an interest rate of 6.5%. The Note accretes to face value over its term and the accretion is treated as interest expense. The Note is secured by a general security interest in all of GalaVu's present and after-acquired assets. The Note is payable in cash or in common shares of the Company annually, for the term consisting of each of the next five fiscal years in an amount equal to 50% of the earnings before interest, taxes, depreciation and amortization of GalaVu for the immediately preceding annual period. Pursuant to the provisions of the Note, the minimum amount to be received by the holder of the Note is as follows: fiscal 2001 - $300,000, fiscal 2002 - $500,000, fiscal 2003 - $750,000, fiscal 2004 - $875,000 and fiscal 2005 - $875,000. As of end of the 2000 First Three Fiscal Quarters, 50% of GalaVu's earnings before interest, taxes, depreciation and amortization was $256,670.

As of end of the 2000 First Three Fiscal Quarters, GalaVu's gross revenue and loss before taxes were as follows:

                                            9 months Ended
                                             May 31, 2000
                                            --------------
          Gross Revenue                       $4,859,700
          Loss before taxes                   $ (259,467)
          Per share data:
             Basic loss                            (0.09)
             Diluted loss                          (0.09)

Note 6. Income Taxes

The tax provision for the Company is based primarily on the taxable income of NTNIN. Therefore the provision is unaffected by losses experienced in other divisions. For this reason, the tax provision is reflective of the income incurred by NTNIN in the 2000 First Three Fiscal Quarters but is not decreased by the losses incurred by the other companies.

Note 7. Contingent Liabilities

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

Note 8. Recent accounting pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 " Accounting for Derivative Instruments and Hedging Activities" ["SFAS 133"] and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ["FIN 44"]. The Securities and Exchange Commission has also issued Staff Accounting Bulletin No. 101 - "Revenue Recognition" ["SAB 101"]. FAS 133 is effective for the Company commencing on September 1, 2000 and FIN 44 is generally effective July 1, 2000. SAB 101 is effective for the Company's fourth quarter of its 2001 fiscal year. The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

Note 9. Changes in share capital

During the nine months ended May 31, 2000, the following transactions resulted in the issuance of 137,515 common shares of the Company. The acquisition of certain assets by GalaVu was partially satisfied by the issuance of 100,000 common shares of the Company. Also during the nine months ended May 31, 2000, options totaling 37,515 were exercised resulting in the issuance of an additional 37,515 common shares of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars.

General

The Company, through its wholly-owned subsidiary, NTNIN, currently provides its products and services through nine business units or subsidiaries. Of these, two are considered to be the traditional core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The two traditional core business units are the Hospitality Group ("Hospitality") and the Corporate Products Group ("Corporate"). Five units, comprising the "Magic Lantern Group", are (i) NTNIN's wholly-owned subsidiary Magic, which markets and distributes an exclusively licensed library of educational video titles to schools, school boards and Ministries of Education across Canada, (ii) Magic's wholly-owned subsidiary Custom Video, which provides video dubbing and conversion services, (iii) Custom Video's wholly-owned subsidiary BCLC, which has traditionally operated under an exclusive arrangement with the British Columbia Ministry of Education to provide marketing and fulfillment services for educational video titles in the British Columbia school system, (iv) Magic's 75% owned subsidiary Sonoptic, which operates a digital video facility that converts analog video to digital video formats, and (v) Magic's wholly-owned subsidiary Viewer Services, which was created to assume the inbound telemarketing and product fulfillment services required by Canadian television broadcasters. The eighth unit is Interlynx, which designs and develops web-based training programs. The ninth unit is GalaVu, which delivers Pay-TV and movies in small and medium sized hotels.

Highlights of the Three Months Ended May 31, 2000

During the 2000 Third Fiscal Quarter, Chell.com Ltd. along with a finance group acquired NetStar Enterprises Inc.'s approximately 31% interest in the Company. In addition the VC Advantage Fund agreed to provide, subject to shareholder approval, $US3,000,000 in financing. This financing would be in the form of a convertible debenture, which is convertible into common stock of the Company. This financing has not been advanced.

Interlynx has entered into an agreement to provide Air Canada with their web-based training software, PROFIS.

Results of Operations for the Three Months ended May 31, 2000

The Company's total revenues for the 2000 Third Fiscal Quarter were $4,654,642, compared to $3,425,197 for the 1999 Third Fiscal Quarter, an increase of $1,229,445 or 35.9%. The major factor impacting the revenue increase was the addition of GalaVu to the company. GalaVu's revenue for the 2000 Third Fiscal Quarter was $1,613,800. Interlynx's revenues for the 2000 Third Fiscal Quarter were $43,800, compared to $129,870 for the 1999 Third Fiscal Quarter, a decrease of $86,070 or 66.3%. Factors impacting the decrease are the loss of the Universal Content revenue stream, due to the sale of this subsidiary and the change in focus away from web-site development to web-based training software. Magic's revenues for the 2000 Third Fiscal Quarter were $1,127,772, compared to $1,492,579 for the 1999 Third Fiscal Quarter, a decrease of $364,807 or 24.4%. The decrease in revenue can be mainly attributed to decreased ordering of analog videos from educational institutions due to tighter budget constraints. NTNIN's revenues were $1,869,270 for the 2000 Third Fiscal Quarter, compared to $1,802,748 for the 1999 Third Fiscal Quarter, an increase of $66,522 or 3.7%.

Total cost of sales for the 2000 Third Fiscal Quarter were $1,928,249, compared to $1,360,757 for the 1999 Third Fiscal Quarter, an increase of $567,492 or 41.7%. Total cost of sales for GalaVu for the Third Fiscal Quarter were $735,400. There were no cost of sales for the 1999 Third Fiscal Quarter as GalaVu was purchased in the 2000 First Fiscal Quarter. Interlynx's total cost of sales for the 2000 Third Fiscal Quarter were $82,250, as compared to $70,357, an increase of $11,893 or 16.9%. The increase is a result of the change in focus of Interlynx from web-site development to web-based training software. Magic's total cost of sales were $542,023, compared to $686,927, a decrease of $144,904 or 21.1%. The decrease can be attributed to a decreased level in sales and a lower cost for video production. NTNIN's total cost of sales were $568,576, compared to $603,473, a decrease of $34,897 or 5.8%. The decrease can be associated with corresponding decrease in sales. As a percentage of revenues, cost of sales increased in the 2000 Third Fiscal Quarter to 41.4% from 39.7% in the 1999 Third Fiscal Quarter.

Total selling, general and administrative expenses for the 2000 Third Fiscal Quarter were $2,465,838, compared to $1,940,307 for the 1999 Third Fiscal Quarter, an increase of $525,531 or 27.1%. The increase was caused mainly by the addition of GalaVu, which accounted for $743,119 of the increase. There are no comparative numbers for the 1999 Third Fiscal Quarter for GalaVu. Interlynx's total selling, general and administrative expenses for the 2000 Third Fiscal Quarter were $123,550, compared to $146,480 for the 1999 Third Fiscal Quarter, a decrease of $22,930 or 15.7%. Magic's total selling, general and administrative expenses were $509,405 for the 2000 Third Fiscal Quarter, compared to $698,970, a decrease of $189,565 or 27.1%. NTNIN's total selling, general and administrative expenses were $1,089,764 for the 2000 Third Fiscal Quarter, compared to $1,094,857 for the 1999 Third Fiscal Quarter, a decrease of $5,093 or 0.5%. As a percentage of the Company's total revenues, selling, general and administrative expenses decreased to 53.0% for the 2000 Third Fiscal Quarter from 56.6% for the 1999 Third Fiscal Quarter.

Interest and bank charges for the 2000 Third Fiscal Quarter were $72,414, compared to $65,830 for the 1999 Third Fiscal Quarter, an increase of $6,584 or 10.0%. The increase was the result of increased debt arising from the purchase of GalaVu in the 2000 First Fiscal Quarter. As a percentage of the Company's total revenues, interest and bank charges decreased to 1.5% for the 2000 Third Fiscal Quarter from 1.9% for the 1999 Third Fiscal Quarter.

Total depreciation and amortization expense for the 2000 Third Fiscal Quarter was $578,971, compared to $338,608 for the 1999 Third Fiscal Quarter, an increase of $240,363 or 71.0%. This increase was the result of additional depreciation on fixed assets added in the 2000 Third Fiscal Quarter and depreciation of $200,000 on the newly acquired assets of GalaVu. As a percentage of the Company's total revenues, such expenses increased to 12.4% for the 2000 Third Fiscal Quarter from 9.9% for the 1999 Third Fiscal Quarter.

A reduction in the provision of income taxes of $113,000 was recorded in the 2000 Third Fiscal Quarter compared with a reduction in the provision for income taxes of $27,000 for the 1999 Third Fiscal Quarter, a change of $86,000. As the tax provision for the Company is based principally on the taxable income of NTNIN, it is unaffected by losses experienced in other divisions. For this reason, the tax provision is reflective of the income incurred by NTNIN in the 2000 Third Fiscal Quarter but is not decreased by the losses incurred by the other companies.

The minority interest share in losses for the 2000 Third Fiscal Quarter was $6,753. This is compared to the minority interest share in losses for the 1999 Third Fiscal Quarter of $50,561, an overall change of $43,808. The minority interest share of profits results from the losses incurred by Sonoptic in the 2000 Third Fiscal Quarter. In addition there is no longer a minority interest in Interlynx as the remaining ownership was purchased in Fiscal 1999. Interlynx posted a minority interest loss in the 1999 Third Fiscal Quarter.

As a result of all of the above, the net loss for the 2000 Third Fiscal Quarter was $271,077, compared to net loss of $202,744 for the 1999 Third Fiscal Quarter, an increase in the loss of $68,333. In summary, the 2000 Third Fiscal Quarter loss as compared to the 1999 Third Fiscal Quarter income resulted primarily from the loss incurred by Interlynx and the increase in the GalaVu loss.

Results of Operations for the Nine Months Ended May 31, 2000

The Company's total revenues for the 2000 First Three Fiscal Quarters were $14,616,138, compared to $10,588,401 for the 1999 First Three Fiscal Quarters, an increase of $4,027,737 or

38.0%. GalaVu's revenues for the 2000 First Three Fiscal Quarters were $4,859,700. There was no comparative revenue for GalaVu for the 1999 First Three Fiscal Quarters. Interlynx's total revenue for the 2000 First Three Fiscal Quarters was $273,215, compared to $506,368 for the 1999 First Three Fiscal Quarters, a decrease of $233,153 or 46.0%. The decrease can be attributed to a decreased revenue stream, due to the sale of Interlynx's subsidiary and a change in strategic focus. Magic's total revenue for the 2000 First Three Fiscal Quarters was $3,792,345, compared to $4,014,194 for the 1999 First Three Fiscal Quarters, a decrease of $221,849 or 5.5%. NTNIN's total revenues were $5,690,878 for the 2000 First Three Fiscal Quarters, compared to $6,067,839 for the 1999 First Three Fiscal Quarters, a decrease of $376,961 or 6.2%. The decrease can be attributed to a decreased level of events being hosted and decreased repair revenue due to fewer repairs being performed for third parties.

Total cost of sales for the 2000 First Three Fiscal Quarters was $5,457,787, compared to $3,823,348 for the 1999 First Three Fiscal Quarters, an increase of $1,634,439 or 42.7%. GalaVu's total cost of sales was $1,923,300 for the 2000 First Three Fiscal Quarters. There is no comparative figure for the 1999 First Three Fiscal Quarters. As a percentage of the Company's total revenues, such costs of sales increased to 37.3% for the 2000 First Three Fiscal Quarters from 36.1% for the 1999 First Three Fiscal Quarters.

Total selling, general and administrative expenses for the 2000 First Three Fiscal Quarters were $8,096,847, compared to $5,370,804 for the 1999 First Three Fiscal Quarters, an increase of $2,726,043 or 50.8%. This increase was caused in part by the acquisition of GalaVu. GalaVu had total selling, general and administrative expenses of $2,136,717 for the 2000 First Three Fiscal Quarters. There are no comparative numbers for the 1999 First Three Fiscal Quarters. Interlynx's total selling, general and administrative expenses were $628,782 for the 2000 First Three Fiscal Quarters, compared to $363,746 for the 1999 First Three Fiscal Quarters, an increase of $265,036 or 72.9%. This increase is due to the increased staff required for the development and selling associated with the strategic change in focus to web-based training from web-site design. Magic's total selling, general and administrative expenses were $1,857,209 for the 2000 First Three Fiscal Quarters, compared to $1,925,652 for the 1999 First Three Fiscal Quarters, an increase of $68,443 or 3.6%. This increase is the result of an increased bad debt provision and an increase in the company's marketing campaign for digital video. NTNIN's total selling, general and administrative expenses were $3,474,140 for the 2000 First Three Fiscal Quarters, compared to $3,081,406 for the 1999 First Three Fiscal Quarters, an increase of $392,734 or 12.7%. The increase can be associated with increased legal and professional fees, increased advertising and severance costs. As a percentage of the Company's total revenues, such expenses increased to 55.4% for the 2000 First Three Fiscal Quarters from 50.7% for the 1999 First Three Fiscal Quarters.

Interest and bank charges for the 2000 First Three Fiscal Quarters amounted to $220,883, compared to $155,038 for the 1999 First Three Fiscal Quarters, an increase of $65,845 or 42.5%. This increase was the result of increased debt arising from the purchase of GalaVu in the 2000 First Fiscal Quarter. As a percentage of the Company's total revenues, interest and bank charges remained constant at 1.5% for the 2000 First Three Fiscal Quarters compared to 1.5% for the 1999 First Three Fiscal Quarters.

Total depreciation and amortization expense for the 2000 First Three Fiscal Quarters was $1,687,312, compared to $1,023,578 for the 1999 First Three Fiscal Quarters, an increase of $663,734 or 64.8%. This increase was the result of additional depreciation on fixed assets added in the 2000 First Three Fiscal Quarters and depreciation of $600,000 on the newly acquired assets of GalaVu. As a percentage of the Company's total revenues, such expenses increased to 11.5% for the 2000 First Three Fiscal Quarters from 9.7% for the 1999 First Three Fiscal Quarters.

The provision for income taxes for the 2000 First Three Fiscal Quarters was $110,000, compared to $254,000 for the 1999 First Three Fiscal Quarters, a decrease of $144,000 or 56.7%. As the tax provision for the Company is based principally on the taxable income of NTNIN, it is unaffected by losses experienced in other divisions. For this reason, the tax provision is reflective of the income incurred by NTNIN in the 2000 First Three Fiscal Quarters but is not decreased by the losses incurred by the other companies. As a percentage of the Company's total revenues, such expenses decreased to 0.7% for the 2000 First Three Fiscal Quarters from 2.4% for the 1999 First Three Fiscal Quarters.

The minority interest share in losses for the 2000 First Three Fiscal Quarters was $9,683. This is compared to the minority interest share in losses for the 1999 First Three Fiscal Quarters of $68,799, an overall decrease of $59,116 or 85.9%.

As a result of all of the above, net loss and comprehensive loss for the 2000 First Three Fiscal Quarters was $947,008 compared to a net income of $30,432 for the 1999 First Three Fiscal Quarters, a decrease of $977,440. In summary, the 2000 First Three Fiscal Quarters loss as compared to the 1999 First Three Fiscal Quarters income resulted primarily from the losses incurred by Interlynx and Magic.

Liquidity and Capital Resources

At May 31, 2000, the Company had working capital of $3,370,352, a decrease of $666,708 from working capital of $4,037,060 at August 31, 1999.

For the 2000 First Three Fiscal Quarters, the Company had a net decrease of cash of $904,550 compared to a net increase of $191,600 in the 1999 First Three Fiscal Quarters.

Cash used in operating activities for the 2000 First Three Fiscal Quarters was $161,752, compared to $786,804 provided by operating activities in the 1999 First Three Fiscal Quarters. In 2000, the major items that contributed to cash being provided by operating activities were as follows: the net loss with non-cash expenses added back of $870,111, decreases in income taxes receivable and other receivables of $142,185 and increases in accounts payable and accrued liabilities of $1,021,735. The major uses of operating funds included increases in accounts receivable and prepaid expenses of $1,481,353 and $45,229 respectively and an increase in inventory of $130,043. In 1999, the major items that contributed to cash being provided by operating activities were as follows: net income with non-cash expenses added back of $1,148,189, and decreases in short-term investments and inventory of $826,872 and $44,666 respectively. These sources were somewhat offset by increases in accounts receivable and prepaid expenses of $472,163 and $139,337 respectively and a decrease in accounts payable and accrued liabilities of $608,261 and an increase in taxes receivable and other receivable of $13,162.

Cash used in investing activities in the 2000 First Three Fiscal Quarters was $857,581 compared to the $597,766 used in investing activities in the 1999 First Three Fiscal Quarters. During the 2000 First Three Fiscal Quarters, cash was invested primarily in equipment for GalaVu.

Cash provided in financing activities in the 2000 First Three Fiscal Quarters was $114,783, compared to the $2,562 provided in the 1999 First Three Fiscal Quarters. The increase is primarily due to options being exercised in the 2000 First Three Fiscal Quarters.

Management believes that the Company's working capital position and current borrowings provide the necessary liquidity for its planned activities in the current year. Additional external financing will not be required for its operating activities during the year ending August 31, 2000 (the "2000 Fiscal Year"). VC Advantage Fund has agreed to provide, subject to a definitive agreement and shareholder approval, $US3,000,000 in financing in the form of a convertible debenture. It is expected that this financing will be advanced in the first quarter of the Company's 2001 Fiscal Year.

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the nine months ended May 31, 2000 and 1999 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2000 Fiscal Year.

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

                                                   NETWORKS NORTH INC.


Dated: July 14, 2000                   By: /s/ Peter Rona
                                           -------------------------------------
                                               Peter Rona,
                                           President and Chief Executive Officer
                                                (Duly Authorized Officer)


Dated: July 14, 2000                   By: /s/ Don Pagnutti
                                           -------------------------------------
                                               Don Pagnutti,
                                           Principal Financial Officer

                               NETWORKS NORTH INC.
                                    FORM 10-Q
                                  May 31, 2000

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