Form 10-K
period 2000-08-31
CHELL GROUP CORP
filed 2000-12-14
CIK 797313

--------------------------
                                                            OMB APPROVAL
                                                      --------------------------
                                                      OMB Number: 3235-0063
UNITED STATES SECURITIES AND EXCHANGE COMMISSION      --------------------------
              Washington D.C. 20549                   Expires: March 31,2003
                                                      --------------------------
                    FORM 10-K                         Estimated average burden
                                                      hours per response: 430.00
                                                      --------------------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: August 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-18066

                             CHELL GROUP CORPORATION
                           f/k/a Networks North, Inc.
             (Exact name of registrant as specified in its charter)

            New York                                             11-2805051
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    14 Meteor Drive, Toronto, Ontario                             M9W 1A4
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (416) 675-6666

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value US$0.0467

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

            Aggregate market value (i.e., last price) of voting stock held by non-affiliates of the Registrant, as of November 30, 2000 US$11,870,595

            Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 2000 8,328,121 shares of common stock, par value US$.0467 per share

            DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

EXCHANGE RATES

      The currency amounts in this Annual Report on Form 10-K, including the financial statements, are, unless otherwise indicated, expressed in Canadian dollars ("Cdn$"). This Form 10-K contains translations of certain amounts in Canadian dollars into United States dollars ("US$") based upon the exchange rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified. For such purposes, the exchange rate means the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that Canadian dollars could be converted into U.S. dollars at the rate indicated or at any other rate. The Noon Buying Rate at the end of each of the five years ended August 31, the average of the Noon Buying Rates on the last day of each month during each of such fiscal years and the high and low Noon Buying Rate for each of such fiscal years were as follows:

                                                           August 31,
                         ------------------------------------------------------------------------------
                            2000             1999             1998             1997             1996
                         ----------       ----------       ----------       ----------       ----------

At end of period ....... Cdn$1.4715       Cdn$1.4965       Cdn$1.5722       Cdn$1.3885       Cdn$1.3685
Average for period......     1.4714           1.4949           1.4390           1.3676           1.3634
High for period ........     1.4955           1.5135           1.5770           1.3942           1.3815
Low for period .........     1.4489           1.4760           1.4100           1.3381           1.3401

On November 30, 2000 the Noon Buying Rate was Cdn$1.5387.

ITEM 1. BUSINESS.

Formation

      The Company was incorporated on May 12, 1986 pursuant to the laws of the State of New York as "TrioSearch, Inc.". By Certificate of Amendment dated June 9, 1988, the Company changed its name to "NTN Canada, Inc." and increased its authorized share capital. The Company amended its articles to consolidate its share capital as evidenced by Certificates of Amendment dated August 27, 1990 and September 25, 1992, respectively. By Certificate of Amendment dated October 15, 1992, the Company amended its articles to provide for a seven for one reverse stock split and reduced its authorized capital. By Certificate of Amendment dated October 4, 1994 the authorized capital was increased to 20,000,000 Common Shares and 1,500,000 Preferred Shares. By Certificate of Amendment dated March 13, 1998 the Company changed its name to "Networks North Inc." and by Certificate of Amendment dated September 8, 2000, changed its name to "Chell Group Corporation". The head office and principal place of business of the Company is located at 14 Meteor Drive, Toronto, Ontario, M9W 1A4. The registered office of the Company is located at 488 Madison Avenue, New York, New York, 10022.

      Effective October 1, 1996, the Company acquired all of the outstanding stock of Magic Lantern Communications Ltd. ("Magic Lantern"), an Ontario corporation, for a purchase price of $1,553,315. Magic Lantern conducts its operations directly and through its wholly-owned subsidiary, 1113659 Ontario Ltd., operating as Viewer Services, and its 75% ownership of the outstanding stock of Sonoptic Technologies Inc. ("Sonoptic") (MagicLantern, Sonoptic and Viewer Services are referred to herein as the "Magic Lantern Group"). The purchase price was satisfied by the payment of $515,000 in cash and the issuance of 185,448 Common Shares.

      Effective August 18, 1997, the Company acquired certain business assets of Image Media Ltd. and 802117 Ontario Inc., operating as Pilot Software, for an aggregate purchase price of $590,000, which was paid in cash.

      Effective September 1, 1997, the Company, indirectly through NTN Interactive Network Inc. ("NTN IN"), a Canadian corporation, acquired 51% of the outstanding stock of Interlynx Multimedia Inc. ("Interlynx"), an Ontario corporation, for a purchase price of $622,000. The purchase price was satisfied by $357,000 in cash and the issue of 55,209 Common Shares at a deemed price of $4.80 per share. On June 1, 1999, the Company, indirectly through NTN IN, acquired the remaining 49% of the outstanding stock of Interlynx. The purchase price was satisfied by the issuance of 27,778 Common Shares and the issuance of options to purchase up to 80,000 Common Shares at a strike price of US$3.00 per share.

      On September 13, 1999, pursuant to an Asset Purchase Agreement dated September 10, 1999, the Company, through its wholly owned subsidiary 1373224 Ontario Limited ("1373224"), acquired substantially all of the property and assets (excluding accounts receivable) of GalaVu Entertainment Inc. ("GalaVu"), an Ontario corporation, for a purchase price of $2,958,058. The purchase price was satisfied by the issuance of 100,000 Common Shares and the issuance of a promissory note. The promissory note is secured by a general security interest in all of GalaVu's present and after-acquired assets. The promissory note is payable in cash or in Common Shares annually, for the term consisting of each of the next five fiscal years in an amount equal to 50% of the earnings before interest, taxes, depreciation and amortization of GalaVu for the immediately preceding annual period. Pursuant to the provisions of the promissory note, the minimum amount to be received by the holder of the promissory note is as follows: in fiscal 2001 - $300,000; in fiscal 2002 - $500,000; in fiscal 2003 -
$750,000; in fiscal 2004 - $875,000; and in fiscal 2005 - $875,000. The purchase price was allocated to the fixed assets of GalaVu.

Recent Developments

      On September 19, 2000 pursuant to an Agreement of Purchase and Sale dated as of August 4, 2000, the Company and its subsidiary Chell Merchant Capital Group Inc (f/k/a Networks North Acquisition Corp) ("CMCG") acquired, effective August 31, 2000, certain shares and net assets from Cameron Chell and Chell.com Ltd. ("Chell.com"). Pursuant to the Agreement, the Company acquired:

      (a) 480,000 common shares of cDemo Inc. ("cDemo"), a Delaware corporation, which represents approximately 23% of cDemo's stock;
      (b) 875,000 common shares of Engyro, Inc. ("Engyro"), a Delaware corporation, which represents approximately 34% of Engyro's stock;
      (c) 150,000 common shares of C MeRun Corp. ("cMeRun"), a Delaware corporation, which represents approximately 1% of its stock; and
      (d) 60,000 common shares of Chell.com (USA) Ltd., a Nevada corporation, which represents 100% of its outstanding stock.

      In addition, CMCG acquired;

      (a) 962,500 common shares of eSupplies (Alberta) Ltd. (eSupplies"), which represents approximately 27% of its outstanding stock, as well as certain net assets from Chell.com.

      In consideration for this acquisition, the Company issued 5,396,733 shares of its common stock and CMCG issued 1,928,267 Exchangeable shares to Cameron Chell, Chell.com and others. Each share issued by CMCG is convertible into one share of common stock of the Company. Pursuant to a Voting and Exchange Trust Agreement entered into with a trustee, whereby voting privileges have been granted, such shares issued by CMCG can be voted by the trustee immediately. The amount of shares issued was determined based upon an appraisal valuation of the investments and assets acquired which aggregated US$28,652,086.

      As a result of this acquisition, the Company is now predominantly owned (70%) by Cameron Chell and Chell.com, an entity in which Cameron Chell is the sole shareholder and director. This acquisition was treated as a subsequent event since shareholder approval to ratify the above purchase was not voted on and approved until September 8, 2000.

      The shares of the Company (421,829) that were issued in exchange for shares of cMeRun are currently held in escrow until such time as (i) cMeRun is current with its SEC filings pursuant to the Securities Exchange Act of 1934, as amended; (ii) The average closing price of cMeRun's stock is $11 for five consecutive trading days and (iii) cMeRun is listed in good standing on either the NASD Bulletin Board or the NASDAQ Small Cap or National Stock Market.

      In addition, the 1,476,398 shares of the Company's wholly-owned subsidiary, Chell Merchant Capital Group Inc., that were issued in exchange for shares of eSupplies will be held in escrow until at such time as the Board of Directors of the Company has reviewed a new business plan and made a determination that the new course taken by eSupplies fits with the Company's business model and provides similar value to the Company.

      Pursuant to an Asset Purchase Agreement dated September 1, 2000, Magic Lantern acquired the assets and business operations of Richard Wolff Enterprises, Inc., a company based in Illinois, for a purchase price of US$200,000. As a result, Magic Lantern has expanded its library of educational titles and now has access to the international distribution infrastructure formerly held by Richard Wolff Enterprises. The Asset Purchase Agreement also contains a purchase price adjustment clause whereby the price may be adjusted upwards to a maximum of US$300,000 if certain revenue levels are achieved. Specifically, if gross revenues for the acquired business exceed US$500,000 for the 12 month period ending August 31, 2001, Magic Lantern will pay to Richard Wolff Enterprises US$50,000, and if gross revenues exceed US$600,000 for the second 12 month period ending August 31, 2002, Magic Lantern will pay to Richard Wolff Enterprises an additional US$50,000. In addition, the Asset Purchase Agreement provides that Richard Wolff, President of Richard Wolff Enterprises, has agreed to act as a consultant to Magic Lantern for a term of 2 years to assist in the transition and growth of the business as it expands internationally.

      Pursuant to a term sheet approved by the board of directors on April 3, 2000, and approved by the shareholders on August 31, 2000, the Company entered into a Securities Purchase Agreement with VC Advantage Fund ("VC") on October 3, 2000, for up to US$3,000,000 loan to the Company. VC received a Convertible Debenture, which is convertible into Common Stock of the Company, based upon an agreed conversion price of $3.00 per share. As of November 30, 2000, VC had assigned its rights in this Agreement to Canadian Advantage Limited Partnership ("CALP II") and a total of US$1,700,000 has been advanced to the Company.

Financial Information about Industry Segments

      Reference is hereby made to the Business Sector Data for the years ended August 31, 2000, 1999 and 1998 in Exhibit 23 below.

General Description of Business

      Chell Group Corporation is engaged in the business of defining, building and re-engineering businesses, interactive entertainment services and electronic/online products and services using new economy technologies to maximize market value. The Company's main business strategy is to operate or invest in companies that represent the latest in technological innovations. In that regard, the Company has two main categories of companies: operating subsidiaries and investment companies. The Company applies its expertise, industry contacts, and market foresight to these companies in order to create shareholder value. The core businesses of the Company are the merchant capital services provided through CMCG (referred to as the "Merchant Capital Group") and the interactive entertainment services provided by NTN IN. In addition, GaluVu is a technology based entertainment provider of interactive in-room entertainment systems to hotels across Canada; the Magic Lantern Group is involved in the marketing and distribution of educational video and media resources and the conversion of analog video to digital video formats; and Interlynx designs and develops web-based training software.

Operating Companies

Merchant Capital Group

Business Strategy

      The Merchant Capital Group is in the business of defining, building and re-engineering businesses using new economy technologies to maximize market value. The Merchant Capital Group's continual focus is to identify upcoming technology trends and create the effective infrastructure required to build out and support these trends. The Merchant Capital Group is helping to define and grow a new business and computing model known as the Application Service Provider ("ASP") industry.

ASP - Software as a Service

      The ASP concept is based on centrally hosted computing. Instead of purchasing software applications for installation on personal computers, companies and individuals subscribe (i.e. rent) the applications and then securely access them from any web connection. ASPs are transforming software from a product to a service that provides specific functionality for end-users without the problems of installation, servicing, and upgrading. Most major software corporations have announced new initiatives in the ASP market, and industry analysts predict strong growth.

Merchant Capital Group Services:

1. Fee Based Consulting Services: The Merchant Capital Group serves clients by advising them on e-commerce strategy, with particular focus on the ASP industry. Consulting services include, but are not limited to, business development activities, strategic alliances, and marketing and promotional activities.

2. Creation of Businesses: The Merchant Capital Group intends to create companies to become leaders in areas that the company feels will define new technological trends. These companies intend to be fully developed and then sold to established industry players or via public offerings.

3. Corporate Reengineering: The Merchant Capital Group intends to target for acquisition undervalued and under performing corporations and apply management expertise, new economy thinking, and new technologies in order to boost market value and corporate performance.

4. Merchant Capital Services: The Merchant Capital Group intends to assist clients with raising funds and with merger and acquisition activity.

Strategy

      The Merchant Capital Group follows a three way model of defining, creating, and exploiting new trends in technology:

1. Strategic Development: The Merchant Capital Group continually monitors the competitive landscape to determine if there currently exists companies to exploit the technological trend. If not, the Merchant Capital Group will develop companies in house to exploit the technological trend.

2. Acquisition: The Merchant Capital Group targets appropriate companies for acquisition and development.

3. Research and Development: In addition to the above, the Merchant Capital Group maintains research and development in an effort to discover and help create new technological trends.

      These strategies and services are designed to offer the Merchant Capital Group's clients the following benefits within the marketplace:

1. Brand and Market Awareness: The Merchant Capital Group's activities for clients include extensive public and media relations, marketing campaigns, brand development and identity, and promotion. These activities are developed in close consultation with clients.

2. Business Development: The Merchant Capital Group has an extensive list of market contacts and is a member of the ASP Industry Consortium, the Personalization Consortium, and the Rich Media Consortium. These memberships and established relationships allow the Merchant Capital Group to assist client activities in the sourcing and formulation of strategic alliances, business arrangements, joint development programs, and general business development.

3. Additional Financings: The Merchant Capital Group maintains an up to date database on venture capital activity. This allows the Merchant Capital Group to identify appropriate venture capitalists that would be interested in pursuing financing relationships with client companies.

NTN Interactive Network Inc.

      NTN IN is engaged in the marketing and distribution of the NTN Entertainment Network services (the "Network") throughout Canada. These activities are being conducted through an exclusive license covering Canada granted to NTN IN by NTN Communications, Inc. of Carlsbad, California ("Communications"), a company listed on the American Stock Exchange under the trading symbol "NTN". The license grants NTN IN the right to market the products and programs of Communications throughout Canada for a 25-year term ending December 31, 2015. Communications does not have an equity position in the Company or in NTN IN.

NTN IN Entertainment Network

      The Network is owned and operated by Communications and uses existing technology to broadcast two-way interactive live events to subscriber locations. The Network provides digital data broadcast transmissions, which enable equipment and software at subscriber locations to display text and graphics programming and to interpret responses from Network viewers. All programming is produced at and transmitted from the NTN Broadcast Center in Carlsbad, California (the "Broadcast Center"). More than 3,100 restaurants, lounges, hotels, and other hospitality sites across North America have installed systems capable of receiving Network broadcasts ("Subscriber Systems"). The Subscriber Systems receive satellite broadcasts containing the Network interactive programs, such that thousands of patrons at subscriber locations can interact with the same programs simultaneously. NTN IN markets the Network throughout Canada to the hospitality industry, installs the systems, and provides technical and marketing support to Network sites. Over 500 Group Subscribers are located in Canada. Designed to be hardware independent, the Network may be transmitted through a variety of techniques including, direct satellite, cable, gateway service, FM sideband, Internet, TV vertical blanking interval, and telephone. Currently NTN IN uses direct satellite as the method of transmission.

Network Programming

      The two-way interactive programming currently featured over the Network includes a variety of interactive sports and trivia games permitting viewer interaction and participation for 16 hours each day. All present Network programming is structured to provide time for national, regional and local advertisements, as well as for local inserts, which permit each subscriber to display announcements of promotional prices or other events at its business location. Communications holds licenses with major sports leagues, which enables it to produce and deliver interactive games played in conjunction with live broadcasts of sporting events.

NTN IN Play-Along Games

      NTN IN Play-Along Games are played in conjunction with live, televised events. The NTN IN Play-Along Games roster includes QB1, a game of football strategy; Diamondball, an interactive baseball game; Powerplay, an interactive hockey game; and various NFL Fantasy Games, which are played in conjunction with sporting events or rotisserie leagues.

NTN IN Premium Trivia Games

      NTN IN Premium Trivia Games are promotion-oriented weekly game shows that usually require an hour of participation. Prizes are awarded to the top finishers. Games include the following: Showdown, a competition among all participating subscriber locations; Sports Trivia Challenge, a competition among all subscriber locations but focused on sports; and Spotlight, a game that quizzes players about the world of show business and celebrities; Playback, a music news, trivia, song title and musical topics game; and Sports IQ, a weekly sports trivia game. Half-hour interactive trivia games comprise the majority of the Network's programming. Countdown and Wipeout are trivia games designed for fast competitive play among participants at each subscriber location.

NTN IN Market

      The NTN IN market remains the Company's largest core business. NTN IN positions the Network to prospects and clients as a means of attracting patrons (to play the games), retaining their patronage (as they return to play again), and increasing the length of time patrons stay in their establishment. As the number of repeat customers and their length of stay increases, the hospitality establishment has an increased opportunity to sell additional food and beverage.

      The NTN IN sales force targets the strongest hospitality outlets in Canada, including a number of chain accounts. Attractive rental packages are in place to support NTN IN's sales efforts. NTN IN promotes the Network as one of the best and technically advanced forms of on-premises advertising to this market, offering long-term repetitive exposure to a captive, attentive, and enthusiastic audience.

      Each end user receives the Subscriber System, including the equipment and the proprietary software, from NTN IN. In most instances, the customer rents the equipment from NTN IN. NTN IN, in turn, purchases equipment from several suppliers. Following installation, each end user pays a monthly fee to the Company for the Network services.

GalaVu Entertainment Network Inc.

      GalaVu is a technology-based entertainment provider of interactive in-room entertainment systems to hotels. GalaVu is currently installed in over 200 Canadian small and mid sized hotels. GalaVu's interactive system is based on proprietary technology and provides a wide range of affordable, in-room entertainment packages. Marketed to guests under the Round-the-Clock Entertainment brand, GalaVu's suite of products include Hollywood movies on demand, premium television programming, and other information and entertainment services designed to enhance the stay of hotel guests while generating revenue for GalaVu and its hotel partners.

Magic Lantern Group

      The Magic Lantern Group of companies operates in two principal markets including, (i) the marketing and distribution of educational video and media resources, and (ii) the conversion of analog video to digital video formats.

      Magic Lantern markets and distributes an exclusively licensed library of educational video titles to schools, school boards, and Ministries of Education across Canada. Compared to the total business volumes of the 28 members of the Canadian Media Producers and Distributors Association of Canada trade association, it is believed Magic Lantern has approximately a 20% share of the kindergarten to grade 12 market, making Magic Lantern a dominant player in this market. Magic Lantern's exclusive distribution rights enable it to avoid competing for the sale of specific titles, while competing for a share of the available media-buying budget within each educational jurisdiction. Several years ago, Magic Lantern began accumulating digital delivery rights for the titles it distributes, and approximately 75% of all titles in its library include such rights. It is believed that this extensive library of titles with digital delivery rights will favorably position Magic Lantern as distribution technologies and delivery systems migrate to digital formats, a process that is already underway in Canada.

Sonoptic

Located in Saint John, New Brunswick, Sonoptic operates a digital video facility which converts analog video to digital video formats suitable for distribution through the Internet, as well as through broadband distribution networks being established by telephone and cable companies in Canada and elsewhere. This is a relatively new type of business and, while there are numerous "low-end" service providers entering the market in North America, there are no clear leaders or dominant players that have emerged. Sonoptic is also positioning itself as a premier source for digital video consulting and conversion services within the key markets, which are expected to emerge in the next two to three years.

Interlynx Multimedia Inc.

      Interlynx has developed PROFIS, an advanced web-based training software that runs on Windows NT servers. Interlynx's marketing efforts are targeted for both local and international markets. The core competencies of Interlynx include programming in Visual C++, Java, HTML and Visual Basic running on MS-DOS, Windows 3.1, 95/98 and NT, and Unix platforms.

Investment in Subsidiaries

Engyro

      Engyro is the surviving legal entity resulting from the merger of R Home Funding Co. Ltd., a Nevada corporation and its wholly owned Delaware subsidiary, Engyro, Inc. Its headquarters are located in Shelton, Connecticut.

      Engyro is a financial transaction engine designed to support the high demands created by rapid growth in the ASP industry. Engyro is focusing on providing the critical back end administrative services for the ASP industry. This will allow integration of the billing, payment, disbursement, and settlement functions for ASP companies. Engyro has custom designed its system to enable simplification of the complex economic variables of delivery, measurement and payment, with full reconciliation and posting directly to the accounting systems of all parties in the ASP transaction. Engyro will strategically deploy its service offering to give efficient and flexible local service to the ASPs, Independent Software Vendors ("ISVs") and Network Service Providers ("NSPs"). Engyro's platform is flexible enough to allow it to grow into other market areas such as business-to-business and e-commerce.

      Engyro's primary market is the ASP marketplace. Most ASPs have yet to develop sophisticated and integrated accounting systems and backroom capabilities, and typically outsource non-core operations. Engyro proposes to approach potential customers and work with them to design creative solutions for their billing and payment needs. Engyro will also approach ISVs to market Engyro's ability to enable them to transition to an e-commerce platform to take advantage of new distribution channels in the ASPs. Engyro will approach ISPs and NSPs and seek to assist them in their provision of ASP value added services to their core offering. Engyro will reach its target market:

1. Indirectly by offering ISVs a secure method to enable ASPs alternative subscription software rental-models through the remote management of the payment process; and

2. Through strategic partnerships/marketing relationships with software metering/monitoring companies, billing companies, accounting software providers, Data Centers, and other components of the community of ASP elements.

eSupplies
      eSupplies was incorporated under the laws of the Province of Alberta in October 1999 and its principal business office is located in Calgary, Alberta. eSupplies carries on business under the name eSupplies.com as a virtual office supply company, in that it carries no inventory and instead relies upon its relationship with United Stationers, Inc., a company listed on NASDAQ under the trading symbol "USTR", as its supplier and Purolator Courier, as its courier. eSupplies is currently serving the western Canadian marketplace.

      eSupplies was formed to acquire the assets of Willson Stationers Ltd. ("Willson"), which was a 100-year old office supply company. In February 2000, eSupplies purchased the assets of Willson from its receiver manager. Under eSupplies' direction, the business of Willson has been completely restructured, to become a sales and marketing company serving the small to medium enterprises market by closing down the unprofitable warehousing operations and strategically aligning itself with third parties to warehouse and distribute its products.

      As part of eSupplies' strategy to service this market, eSupplies established a relationship with United Stationers to offer brand-name office supplies at competitive prices, with next day delivery (in most major markets). eSupplies currently offers over 25,000 items from which its customers can order either online or through eSupplies' customer service centre, handling telephone, facsimile and e-mail orders.

      eSupplies is currently reorganizing its operations and strategic focus in order to examine and exploit new ecommerce opportunities. The Company's Board of Directors is currently evaluating these new ecommerce opportunities, and will employ eSupplies' expertise and market relationships to fully exploit them.

cDemo

      cDemo is a start up company that was incorporated in the State of Delaware in February 2000. The head office is located at 236B Broadway, Chico, California, 95926 and there is a satellite office located at 114, 1215 - 13th Street SE, Calgary, Alberta.

      cDemo plans to position itself as a trusted and unbiased electronic assessment and listing service. To perform a standardized electronic assessment and listing, cDemo has researched and developed an assessment methodology that is capable of "commoditizing" products, and displaying them in a format that is easy to both read and view. cDemo's unique consortium of technology partners are producing a technological system that will be capable of tailoring the cDemo electronic assessment to industry and partner requirements. The assessment software will be loaded into a rugged, handheld tablet. cDemo plans to use this tablet device to collect and transmit an electronic demonstration based on an Internet connection to the cDemo backend database.

      cDemo's first target industry is used vehicle sales. In order for the automotive industry and Internet-based automotive companies to access the multi-billion dollar used vehicle industry, cDemo will provide the nationwide electronic assessment and listing infrastructure necessary for this to occur and will generate revenue from service providers, trade-ins, on-site volume assessments, lease returns, advertising, and data mining.

      The cDemo electronic assessment service will include:

o     An unbiased and detailed 100 plus point assessment.
o     Multiple digital photographs of the vehicle.
o A computer generated assessment report, book value, and rating of the vehicle.
o A one-stop upload listing service to automotive and classified advertisement websites.

      cDemo's third party information will enable consumers to buy, sell, trade-in, and complete finance, insurance, and extended warranty contracts online, not all of which is possible today.

      In order to establish the nationwide assessment and listing infrastructure, cDemo plans to foster business alliances with nationwide quick lube chains and other service stations; newspapers, photo buy publications, and Internet based classifieds; automobile finance, insurance and extended warranty companies; and automotive dot-com businesses.

Employees

      The Company has 143 employees in the nine operating subsidiaries, consisting of 14 executives, 25 salespersons, 34 persons involved in technical services, 4 involved in graphic development, 21 clerical staff, 14 in marketing, 28 individuals involved in finance and administration and 3 individuals involved in investor relations. The Company believes that management's relations with its employees are good and that its staff is adequate for its anticipated needs.

ITEM 2. PROPERTIES.

      In November 1994, the Company acquired an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, Canada, on which a 12,500 square foot free-standing, one story building was previously erected ("Toronto property"). The Company, NTN IN and Interlynx presently utilize this building as their principal place of business. The Company owns the Toronto property and building free of any liens, the purchase mortgage for the property having been paid in full and satisfied on October 2, 1995.

      Magic Lantern owns three office units, comprising an aggregate 8,000 square feet of office space, in a building located in Oakville, Ontario, Canada ("Oakville property"). These premises were leased to a third party in Fiscal 2000. The Oakville property was re-financed through a Credit Facility Agreement, with the Royal Bank of Canada, which is discussed below. Magic Lantern and its subsidiaries also lease additional properties as follows:

                                                                           Lease
         Location                      Purpose           Square Feet  Expiration Date     Annual Rent
         --------                      -------           -----------  ---------------     -----------
 Saint John, New Brunswick             Offices              2,342         6/30/00         Cdn$35,130

Vancouver, British Columbia     Offices and warehouse       8,451         8/31/03         Cdn$117,891
     Chicago, Illinois                 Offices               961         10/31/05          US$18,980

      In April 1998, the Company acquired additional property at 10 Meteor Drive, an approximately 29,000 square foot parcel of land in Toronto, Ontario, Canada, on which a two-story building was previously erected. The Magic Lantern Group presently utilizes this building as its principal place of business. This property, as well as the Oakville property, has been financed through a Credit Facility Agreement, with the Royal Bank of Canada, dated April 24, 1998. The principal balance outstanding regarding these two properties, as at August 31, 2000 was Cdn$1,243,151.

      The Company's Merchant Capital Group leases 12,043 square feet of office space in a building located at Suites 301, 500 and 700630 - 8th Avenue SW, Calgary, Alberta, T2P 1G6. The combined annual rent of the three spaces within this building is Cdn$202,087. The leases for Suite 301, 500 and 700 expire on March 31, 2005, January 31, 2005 and June 30, 2005 respectively. These leases were assumed subsequent to August 31, 2000.

      The Company believes that the facilities of the Company and its subsidiaries are adequate for their present and foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS.

      Set forth below is a description of material pending litigation to which the Company is a party.

      1. On June 18, 1992, Interactive Network Inc. (Interactive) commenced a lawsuit against the Company, Communications and NTN IN in the Federal Court of Canada, Trial Division, Montreal, Quebec, under the titled Interactive Network, Inc. v. NTN Communications, Inc., NTN Sports, Inc. and NTN Canada, Inc. (The "Interactive Action"). The Interactive Action alleges that Interactive granted Communications the right to use the Interactive Patent, which right Communications then improperly licensed to the Company and NTN IN. Interactive alleges that the license agreement between Communications and the Company and NTN IN infringes upon the Interactive Patent. The Interactive Action seeks a declaration of the validity of the Interactive Patent, an injunction restraining the Company from further infringement, and either damages (in an unspecified amount) or an accounting of profits derived from certain games used in Canada. Except for the aforementioned pleadings, no proceedings or discovery have been undertaken in the Interactive Actions.

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

      2. Canada Customs and Revenue Agency is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. No assessment has been made to date by Canada Customs and Revenue Agency. Management believes that it has valid defenses with respect to these matters and accordingly, no amount has been recorded in these financial statements. In the event that such matters are settled in favour of Canada Customs and Revenue Agency, the amounts could be material and would be recorded in the period in which they become determinable.

      The Company and its property are not a party or subject to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

      To the knowledge of the Company no other proceedings of a material nature have been or are contemplated against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On August 31, 2000, the Company held its Annual Shareholder Meeting at which the following items were voted upon:

                      Item                                        For           Against        Abstain        Non-Vote
1) Election to the Board of:
   Frank Killoran                                              1,654,133           0            5,085         1,235,435
   Cameron Chell                                               1,654,026           0            5,192         1,235,435
   Gordon Herman                                               1,652,204           0            7,014         1,235,435
   David Bolink                                                1,652,204           0            7,014         1,235,435
   Donald Pagnutti                                             1,654,134           0            5.084         1,235,435
   Peter Rona                                                  1,654,134           0            5.084         1,235,435
   Adrian Towning                                              1,654,134           0            5.084         1,235,435

2) Sale of a $3,000,000 Convertible Debenture to VC            1,191,244         7,755          4,686         1,690,968
Advantage Limited Partnership

3) Increase in the number of shares of the Company's           1,175,784        25,127          2,774         1,690,968
Common Stock which are subject to the Stock Option
Plan from 1,000,000 to 20% of the outstanding common
stock on a fully diluted basis

4) Election of Ernst & Young LLP as the Company's auditors     1,656,750         2,068           400          1,235,435

      Subsequent to the Company's year ended August 31, 2000, a Special Meeting of the Shareholders was held on September 8, 2000 at which the following items were voted upon:

                         Item                                     For           Against        Abstain        Non-Vote
1) Purchase by the Company of certain assets and shares        1,140,843         4,267          2,364         1,753,929
owned by Chell.com Ltd. and Cameron Chell

2) Amendment to Article 1 of the Company's Certificate         1,591,284         7,210          2,400         1,300,509
of Incorporation, which provided for a change of the
name of the Company from Networks North, Inc. to Chell
Corporation

3) Issuance of a new class of voting stock which would be      1,137,651         6,423          3,400         1,753,929
required to carry out obligations of the Company upon
completion of the transaction described in Item 1)

                                     PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The common stock of the Company, par value $.0467 per share (the "Common Stock"), is traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market ("NASDAQ"), under the symbol "CHEL". Set forth below is the range of high and low bid prices (US$) for shares of Common Stock for each full quarterly period within the Company's three most recent fiscal years and its first quarter of the current year. The information reflects inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                   High             Low          Trading Volume
                                  ------          -------        --------------
                                   (US$)           (US$)
1998 Fiscal Year
           First Quarter           6.375           4.000             227,190
           Second Quarter          4.500           2.75              141,073
           Third Quarter           4.250           1.875             306,909
           Fourth Quarter          4.500           1.188            1,269127

1999 Fiscal Year
           First Quarter           4.750           1.125           1,385,390
           Second Quarter          5.375           2.000           4,131,407

                                   High             Low          Trading Volume
                                  ------          -------        --------------
                                   (US$)           (US$)
           Third Quarter           3.500           1.375           1,000,982
           Fourth Quarter          3.000           1.500             874,184

2000 Fiscal Year
           First Quarter           2.500           1.500             585,270
           Second Quarter          3.625           1.375           2,109,781
           Third Quarter           7.875           2.250           3,825,607
           Fourth Quarter         11.438           3.000           3,323,447

2001 Fiscal Year
           First Quarter           7.219           3.000             581,689

      On November 30, 2000, the closing price of the Common Shares on NASDAQ was US$4.875.

      As of the close of business on November 30, 2000, there were 207 holders of record of Common Stock of the Company. The Company believes that there are approximately 1100 beneficial holders of Common Stock.

      As of the close of business on November 30, 2000, the following Common Shares have been issued by the Corporation in the last twelve months:

      1. Pursuant to the Purchase and Sale Agreement between the Company, Chell Merchant Capital Group, Cameron Chell and Chell.com Ltd., 5,369,733 shares of the Company were issued and 1,928,267 Exchangeable Shares of Chell Merchant Capital Group were issued to Cameron Chell and Chell.com Ltd.

      The shares of the Company that were issued in exchange for shares of cMeRun are currently held in escrow until such time as (i) cMeRun is current with its SEC filings pursuant to the Securities Exchange Act of 1934, as amended; (ii) The average closing price of cMeRun's stock is $11 for five consecutive trading days and (iii) cMeRun is listed in good standing on either the NASD Bulletin Board or the NASDAQ Small Cap or National Stock Market.

      In addition, the 1,476,398 shares of the Company's wholly-owned subsidiary, Chell Merchant Capital Group Inc., that were issued in exchange for shares of eSupplies will be held in escrow until at such time the Board of Directors of the Company has reviewed a new business plan and made a determination that the new course taken by eSupplies fits with the Company's business model and provides similar value to the Company.

      2. Pursuant to the Company's Stock Option Plan, the following issuances of stock were made in the last twelve months:

                                                       Number of
Month of Issuance                                 Common Shares Issued
-----------------                                 --------------------
February 2000                                            1,500
March  2000                                             22,750
April 2000                                              13,015
May 2000                                                   250
June 2000                                                  500
July 2000                                                6,750
August 2000                                             23,735
October 2000                                               250
November 2000                                            6,000

      Since its inception in 1986, the Company has not paid any cash dividends on its Common Stock. However, the Company has, in the past, declared certain stock dividends and stock splits. The Company intends to retain earnings, if any, to finance operations and, therefore, does not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth a summary of selected financial information regarding the Company and its subsidiaries, consolidated, for each of the five fiscal years ended August 31, 2000. The earnings per share amounts, prior to 1998, have been restated as required to comply with Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see Note 13 to the consolidated financial statements.

Statement of Operations Data (Canadian Dollars):

                                                                     Year Ended August 31,
                                      ----------------------------------------------------------------------------------
                                          2000              1999              1998              1997             1996
                                          ----              ----              ----              ----             ----
                                            $                 $                 $                 $                $

Operating revenues................     19,694,046        13,420,642        14,771,972        10,351,689        6,318,251
Cost of sales.....................      7,657,960         5,155,883         5,515,241         3,395,898        2,223,916
Gross profit......................     12,036,086         8,264,759         9,256,731         6,955,791        4,094,335
Net income (loss).................    (1,985,842)         (971,497)           618,065           609,387          541,059
Net income (loss) per share.......          (.69)             (.36)               .24               .25              .25
Weighted average number of
 shares outstanding...............      2,873,042         2,635,050         2,550,805         2,441,992        2,144,175

Balance Sheet Data (Canadian Dollars):

                                                                           August 31,
                                      ----------------------------------------------------------------------------------
                                           2000             1999              1998             1997              1996
                                           ----             ----              ----             ----              ----

Total assets......................     17,380,595        14,802,021        16,047,907        14,287,602        9,883,093
Long-term obligations.............      4,833,845         2,216,675         2,840,218         2,185,249              -0-
Shareholders' equity..............      9,383,419        10,792,767        11,033,178         9,488,648        8,877,434

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

Results of Operations

Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

      Revenues. Revenues from network services for the 2000 Fiscal Year were Cdn$6,345,552, compared to Cdn$6,607,915 for the Company's fiscal year ended August 31, 1999 (the "1999 Fiscal Year"), a decrease of Cdn$262,363 or 4.0%. The decrease resulted from a decrease in playmaker repairs and maintenance performed by the Company for NTN Communications. The remaining revenues are relatively constant between years due to the number of Hospitality sites remaining at the same level between the 2000 and 1999 fiscal years.

      Revenues from Pay-tv for the 2000 Fiscal Year were Cdn$6,517,940. There is no comparative revenue for the 1999 Fiscal Year as the revenue comes from GalaVu, which was acquired in Fiscal 2000.

      Revenues from event programming for the 2000 Fiscal Year were Cdn$500,168, compared to Cdn$527,740 for the 1999 Fiscal Year, a decrease of Cdn$27,572 or 5.2%. The decrease was due to a decreased number of corporate events hosted, both in Canada and abroad, in 2000 when compared to the number of events hosted in 1999.

      Revenues from ad sponsorship were Cdn$675,532 for the 2000 Fiscal Year, compared to Cdn$308,602 for the 1999 Fiscal Year, an increase of Cdn$366,930 or 119.0%. The increase was the result of an increase in the number and size of corporate sponsors over the level experienced in the previous period.

      Revenues from video and software sales were Cdn$4,289,557 for the 2000 Fiscal Year, compared to Cdn$4,630,931 for the 1999 Fiscal Year, a decrease of Cdn$341,374 or 7.4%. Of these revenues, Cdn$586,756 was earned by Interlynx, as compared to Cdn$596,951 for the 1999 Fiscal Year, a decrease of Cdn$10,195 or 1.7%. Revenues from video and software sales earned by the Magic Lantern Group were Cdn$3,702,801 for the 2000 Fiscal Year, compared to Cdn$4,033,980 for the 1999 Fiscal Year, a decrease of Cdn$331,179 or 8.2%. Decreased levels of funding by all levels of government have resulted in tighter budget constraints placed upon educational bodies, and as a result, sales of educational material have fallen. In addition, the demand for analog or VHS formats is decreasing, yet the demand for the digital formats has not increased at the same rate.

      Revenues from video dubbing were Cdn$717,596 for the 2000 Fiscal Year compared to Cdn$691,156 for the 1999 Fiscal Year, an increase of Cdn$26,440 or 3.8%. The increase can be attributed to stabilization in the local customer base after the Magic Lantern Group relocation in late fiscal 1998.

      Revenues from digital encoding were Cdn$539,815 for the 2000 Fiscal Year, compared to Cdn$462,742 for the 1999 Fiscal Year, an increase of Cdn$77,073 or 16.7%. The increase can be attributed to increased demand for digital services and the increased size in the production lab.

      Other revenues, which consisted primarily of revenue from installation services, internet services and interest income, were Cdn$107,886, compared to Cdn$191,556 for the 1999 Fiscal Year, a decrease of Cdn$83,670 or 43.7%. The change in installation services and interest income was constant due to a constant number of sites and a small change in the short-term investments. The change came from Internet services that are currently no longer being performed by the Company

      As a result of the foregoing, the Company's total revenues in the aggregate were Cdn$19,694,046, compared to Cdn$13,420,642 for the 1999 Fiscal Year, an increase of Cdn$6,273,404 or 46.7%.

      Cost of Sales. Cost of Sales for network services for the 2000 Fiscal Year were Cdn$2,160,351, compared to Cdn$2,353,705 for the 1999 Fiscal Year, a decrease of Cdn$193,354 or 8.2%. The number of Hospitality sites outstanding in 2000 compared to the number outstanding in 1999 was constant. Since the amount the Company is billed by Communications is a direct function of the number of sites outstanding, the above-noted decrease results from a stronger Canadian dollar in the 2000 Fiscal year. As a percentage of the Company's total revenues, such costs decreased to 11% for the 2000 Fiscal Year from 17.5% for the 1999 Fiscal Year.

      Pay-tv costs were Cdn$2,919,417 for the 2000 Fiscal Year. There are no comparative figures for the 1999 Fiscal Year. The Pay-tv costs as a percentage of the Company's total revenues were 14.8%.

      Event programming costs were Cdn$23,819, compared to Cdn$24,650 for the 1999 Fiscal Year, a decrease of Cdn$831 or 3.4%. The decrease was commensurate with the decrease in the number of events hosted in event programming revenues. As a percentage of the Company's total revenues, such costs decreased to 0.1% for the 2000 Fiscal Year from 0.2% for the 1999 Fiscal Year.

      Advertising sponsorship costs were Cdn$93,496, compared to Cdn$61,255 for the 1999 Fiscal Year, an increase of Cdn$32,241 or 52.6%. The increase was the result of increased marketing campaigns and its associated costs. As a percentage of the Company's total revenue such costs remained constant at 0.5% for the 2000 Fiscal Year compared to the 1999 Fiscal Year.

      Video and software costs in aggregate were Cdn$2,078,926, compared to Cdn$1,990,741 for the 1999 Fiscal Year, an increase of Cdn$88,185 or 4.4%. Of these costs, Cdn$453,041 was incurred by Interlynx, compared to Cdn$281,115 for the 1999 Fiscal Year, an increase of Cdn$171,926 or 61.2%. The increase results from increased staffing in area of product development associated with the current revenue streams. Costs attributable to video and software sales of the Magic Lantern Group for the 2000 Fiscal Year were Cdn$1,625,885, compared to Cdn$1,709,626 for the 1999 Fiscal Year, a decrease of Cdn$83,741, or 4.9%. The decrease corresponds to the decrease in revenue as discussed above. As a percentage of the Company's total revenues, these costs have fallen to 10.6% in the 2000 Fiscal Year from 14.8% in the 1999 Fiscal Year.

      Video dubbing costs were Cdn$157,289, compared to Cdn$353,983 for the 1999 Fiscal Year, a decrease of Cdn$196,694 or 55.6%. The decrease also can be attributed to the decrease in customer base and more efficient operations since the acquisition of Image Media Ltd. As a percentage of the Company's total revenues, these have fallen to 0.8% in the 2000 Fiscal Year from 2.6% in the 1999 Fiscal Year.

      Digital encoding costs were Cdn$111,657 for the 2000 Fiscal Year, compared to Cdn$11,738 for the 1999 Fiscal Year, an increase of Cdn$99,919 or 851.2%. The increase is associated with the increased level of production and costs associated with the additional production facilities.

      Other costs, were Cdn$113,005, compared to Cdn$359,811 for the 1999 Fiscal Year, a decrease of Cdn$246,806 or 68.6%. As a percentage of the Company's total revenues, such costs decreased to 0.6% for the 2000 Fiscal Year from 2.7% for the 1999 Fiscal Year. The increase relates primarily to Viewer Services, which became a wholly-owned subsidiary on June 16, 1999.

      As a result of the foregoing, the Company's total cost of sales was Cdn$7,657,960, compared to Cdn$5,155,883 for the 1999 Fiscal Year, an increase of Cdn$2,502,077 or 48.5%. Total gross margins decreased to 61.1% in the 2000 Fiscal Year from 61.6% in the 1999 Fiscal Year.

      Expenses. Selling, general and administrative expenses for the 2000 Fiscal Year were Cdn$11,266,339, compared to Cdn$7,572,771 for the 1999 Fiscal Year, an increase of Cdn$3,693,568 or 48.8%. The increase was caused by the following factors; firstly, GalaVu's selling, general and administration expenses for the 2000 Fiscal Year were Cdn$2,761,254 or 74.8% of the total increase (There are no comparative figures for the 1999 Fiscal Year); secondly, severance packages associated with executive restructuring; thirdly, a provision for certain investments; fourthly, there were increased legal and accounting fees associated with operations and items pertaining towards the Company's future; and finally, costs associated with the purchase of the remaining 49% of Interlynx. As a percentage of the Company's total revenues, total selling, general and administrative expenses increased to 57.2% for the 2000 Fiscal Year from 56.4% for the 1999 Fiscal Year.

      Bad debts expense was Cdn$140,090, compared to Cdn$136,888 for the 1999 Fiscal Year, an increase of Cdn$3,202 or 2.4%. The increase resulted from an increase in the allowance for doubtful accounts. As a percentage of the Company's total revenues, such costs decreased to 0.7% for the 2000 Fiscal Year from 1.0% for the 1999 Fiscal Year.

      Interest and bank charges for the 2000 Fiscal Year were Cdn$297,654, compared to Cdn$98,440 for the 1999 Fiscal Year, an increase of Cdn$199,214 or 202.4%. The increase was the result of the increased debt levels associated with the purchase of GalaVu. GalaVu had interest charges of Cdn$176,325 or 88.5% of the total increase. As a percentage of the Company's total revenues, such costs increased to 1.5% for the 2000 Fiscal Year from 0.7% for the 1999 Fiscal Year.

      Depreciation and amortization for the 2000 Fiscal Year were Cdn$2,347,321, compared to Cdn$1,429,219 for the 1999 Fiscal Year, an increase of Cdn$918,102 or 64.2%. This increase is the result of depreciation on the capital asset additions in 2000, primarily the addition of GalaVu. GalaVu had depreciation and amortization for the 2000 Fiscal Year of Cdn$936,400. As a percentage of the Company's total revenues, such costs increased to 11.9% for the 2000 Fiscal Year from 10.6% for the 1999 Fiscal Year.

      Income Taxes. There was no provision for income taxes for the 2000 Fiscal Year, compared to Cdn$150,000 for the 1999 Fiscal Year, a decrease of Cdn$150,000 or 100%. The provision for taxes is lower in 2000 when compared to the 1999 provision due to no individual operating unit experiencing a taxable income.

      Net Income/Loss. As a result of all of the above, the Company's net loss for the 2000 Fiscal Year was Cdn$1,985,842 compared to net loss Cdn$971,497 for the 1999 Fiscal Year, a change of Cdn$1,014,345. This represents a decrease in net income as a percentage of total revenues to (10.1%) in the 1999 Fiscal Year from (7.2%) in the 1999 Fiscal Year.

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

      Revenues from digital encoding were Cdn$462,742 for 1999 Fiscal Year compared to Cdn$217,930 for the 1998 Fiscal Year, an increase of Cdn$244,812 or 112.3%. The increase can be attributed to increased demand for digital services and the increased sales and marketing campaigns.

      Other revenues, which consist primarily of revenue from internet services and interest income, were Cdn$191,556, compared to Cdn$577,282 for the 1998 Fiscal Year, a decrease of Cdn$385,726 or 66.8%. Interest income decreased due to the decrease in short-term investments during the year. The company is no longer performing the services for which the revenue from internet services was earned. The revenue was no longer consistent with the Company's focus and strategy.

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

      Digital encoding cost were Cdn$11,738 for the 1999 Fiscal Year compared to Cdn$8,441 for the 1998 Fiscal Year, an increase of Cdn$3,297 or 39.1%. The increase is associated with the increased level of sales.

      Other costs, were Cdn$359,811, compared to Cdn$127,100 for the 1998 Fiscal Year, an increase of Cdn$232,711 or 183.1%. As a percentage of the Company's total revenues, such costs increased to 2.7% for the 1999 Fiscal Year from 0.9% for the 1998 Fiscal Year. The increase relates primarily to Viewer Services, which became a wholly-owned subsidiary on June 16, 1999.

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

Liquidity and Capital Resources

      At August 31, 2000, the Company had working capital of Cdn$2,421,670 a decrease of Cdn$1,615,390 from working capital of Cdn$4,037,060 at August 31,1999.

      For the 2000 Fiscal Year, the Company had a net cash outflow of Cdn$662,509, versus a cash inflow of Cdn$1,017,007 for the 1999 Fiscal Year. The net cash out flow for the 1998 Fiscal Year was Cdn$1,420,682. The decrease in net cash flow for the 2000 Fiscal Year was primarily due to cash used in investing activities.

      Cash provided by operating activities for the 2000 Fiscal Year was Cdn$288,031. The major factors contributing to the cash provided from operations for the 2000 Fiscal Year include: net income before depreciation and amortization of Cdn$361,479; increases in accounts payable and accrued liabilities, accounts receivable, income taxes and other receivables and other assets of Cdn$692,237, Cdn$619,676, Cdn$174,023 and Cdn$202,799 respectively. The major factors contributing to the cash provided from operations for the 1999 Fiscal Year include: net income before depreciation and amortization of Cdn$457,722;cash provided from the conversion of short-term investments to cash of Cdn$1,780,407; cash used to reduce accounts payable and accrued liabilities of Cdn$701,392. Cash provided by operating activities for the 1998 Fiscal Year was Cdn$475,343. The major factor contributing to the cash provided by operations during the 1998 Fiscal Year was net income before depreciation and amortization of Cdn$1,928,754 reduced by the use of cash resulting from the increase in accounts receivable of Cdn$1,034,931, which resulted from increased sales levels in 1998 and the purchase of the assets of Image Media.

      Cash used in investing activities in the 2000 Fiscal Year was Cdn$1,162,146. This amount resulted from the purchase of property and equipment by GalaVu, NTN IN and Magic. Cash used in investing activities in the 1999 Fiscal Year was Cdn$753,318. This amount resulted primarily from the purchase of property and equipment totaling Cdn$601,633 and the development of software totaling Cdn$250,000. Cash used in investing activities in the 1998 Fiscal Year was Cdn$2,454,791. This amount was primarily made up of purchases of property and equipment (including the purchase of the property, building and leasehold improvements therein, located at 10 Meteor Drive), totaling Cdn$2,012,543, an increase in licenses due to the payment of Cdn$78,400 to Players Network Inc. for the right to be the exclusive Canadian distributor of its products for a 10-year period, and the purchase of Interlynx, which totaled Cdn$380,001.

      Cash provided by financing in the 2000 Fiscal Year were Cdn$211,606. This mainly resulted from the proceeds on the exercise of options to purchase shares of Cdn$281,134 and the repayment of notes and loans payable of Cdn$67,436. Cash provided by financing in the 1999 Fiscal Year was Cdn$19,332 resulting from increased bank debt. Cash provided by financing activities in the 1998 Fiscal Year totaled Cdn$558,766. This mainly resulted from proceeds on the exercise of options to purchase common shares of Cdn$101,465, and the acquisition of a long-term operating loan from the Royal Bank of Canada of Cdn$1,309,246. The loan was used to retire and refinance short-term debt, as reflected in the decrease of bank indebtedness of Cdn$577,982, and finance the purchase of long-term assets.

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

Inflation

      The rate of inflation has had little impact on the Company's operations or financial position during the three fiscal years ended August 31, 2000, and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2001 Fiscal Year.

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

Financial Statement                                                    Location*
-------------------                                                    --------

Report of Independent Auditors
     Current...........................................................  F - 1
     Predecessor.......................................................  F - 2
Consolidated Balance Sheets............................................  F - 3
Consolidated Statements of Operations and Retained Earnings............  F - 4
Consolidated Statements of Cash Flows..................................  F - 5
Notes to Consolidated Financial Statements.............................  F - 6

----------

*     Page F-1 follows page 41 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      On October 12, 2000, Ernst & Young LLP ("E&Y"), the independent accountants of Chell Group Corporation resigned as the Company's certifying accountants.

      The facts and circumstances that relate to E&Y's resignation, as far as they are known to the Company, are as follows:

      E&Y had served as the Company's certifying accountants since 1995. E&Y had orally informed the Company that pursuant to E&Y's internal rules, E&Y would be resigning as the Company's certifying accountant since it was unwilling and therefore unable to rely upon the representations of Mr. Cameron Chell, the Company's President and Chief Executive Officer, due to the existence of a Settlement Agreement dated November 6, 1998, between Cameron Chell, and the Alberta Stock Exchange (the "Settlement Agreement"). On April 3, 2000, the Company's board of directors had appointed Mr. Chell as a director and elected him as its Chair. On April 3, 2000, Chell.com. Ltd., a corporation wholly-owned by Mr. Chell, had purchased approximately 16% of the Company's issued and outstanding common stock; and on April 7, 2000, the Company had advised E&Y of the existence of the Settlement Agreement. In connection with the Settlement Agreement, Mr. Chell had acknowledged the existence of certain facts that occurred during 1996 and 1997 while Mr. Chell was a registered representative in Alberta, Canada, licensed by the Alberta Securities Commission, and he had agreed to certain restrictions imposed by the Alberta Stock Exchange and to pay a CN$25,000 civil fine.

      For the past two fiscal years and during the subsequent interim period preceding E&Y's resignation, E&Y's reports on the Company's financial statements did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles and the Company had no disagreement with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      On November 1, 2000, the board of directors of the Company ratified the engagement of Lazar Levine & Felix LLP as the Company's auditors for the year ending August 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                                       Director
Name                Age       Principal Positions with the Company      Since
----                ---       ------------------------------------      -----

Frank Killoran      42        Chairman                                   2000
Cameron Chell       32        Director, President and Chief
                              Executive Officer                          2000
Don Pagnutti        50        Director, Vice President-Finance,
                              Chief Financial Officer                    2000
Peter Rona          54        Director                                   1987
David Bolink        32        Director                                   2000
Gordon Herman       42        Director                                   2000
Adrian P. Towning   56        Director                                   1994
Robert Stone        57        Director                                   2000
Mark Truman         46        Secretary                                   N/A

      Frank Killoran is the Chairman of the Company, as well as, President and Chief Operating Officer, since March 1997, of National Process Equipment, a Canadian distributor of industrial pumps and compressors. Mr. Killoran was also the President of Chell.com Ltd. from June to September 2000. From June 1993 to January 1998, Mr. Killoran served as President and Chief Operating Officer of Taro Industries Ltd., a Canadian oil and gas services company listed on the Toronto Stock Exchange. Prior thereto, Mr. Killoran was a partner at Coopers and Lybrand where he worked from May 1981 until May 1993.

      Cameron Chell is the President and Chief Executive Officer of the Company and is the Chairman and Chief Executive Officer of Chell.com Ltd. Mr. Chell is a founder of the ASP

Consortium and FutureLink Corp. ("FutureLink"), a company listed on NASDAQ under the trading symbol "FTRL". He served as FutureLink's President, CEO and Chairman from 1997 to 1999. Mr. Chell is also a Director and Shareholder of VC Advantage Limited, the general partner of VC Advantage Fund Limited Partnership. Mr. Chell is the Vice Chairman and founder of cMeRun Corp. and is a cofounder of JAWS Technologies Inc., a company listed on NASDAQ under the trading symbol "JAWZ" and a provider of information security consulting services and software solutions. Mr. Chell is also the Chairman of the Board of Directors of Engyro and cDemo. Previously, Mr. Chell worked in corporate finance in the private sector. Mr. Chell worked as a stockbroker at McDermid St. Lawrence Securities Ltd. from 1994 to 1997. On November 6, 1998, Mr. Chell entered into a Settlement Agreement with the Alberta Stock Exchange to resolve a pending investigation into alleged breaches by Mr. Chell of Alberta Stock Exchange rules and bylaws. As part of the Settlement Agreement, (i) Mr. Chell acknowledged that he had breached certain duties of supervision, disclosure, or compliance in connection with various offers and sales of securities and (ii) Mr. Chell was prohibited from receiving Alberta Stock Exchange approval for a five year period, subjected to a CDN$25,000 fine and a three year period of enhanced supervision.

      Don Pagnutti was appointed the Vice President, Finance of the Company on September 19, 2000. Mr. Pagnutti has been the Chief Financial Officer of the Company since September 1998, and was the Executive Vice President and Chief Operating Officer from September 1997 to September 2000. From 1996 to 1997, he worked for Sullivan Entertainment Inc., as Executive Vice President and Chief Financial Officer. From 1980 to 1996, he worked for Telemedia Communications Ltd., a large Canadian media company as Vice President, Radio. Mr. Pagnutti is a Chartered Accountant and has a Masters Degree in Business Administration and a Bachelor of Commerce Degree from the University of Toronto.

      Peter Rona had been the President and Chief Executive Officer of the Company from September 1987 until September 2000. In addition, he was the Principal Financial and Accounting Officer of the Company from September 1987 to August 1997. He has been President of NTN Interactive Network, Inc. (formerly, NTN Sports, Inc. until 1993) from 1985 to 1991 and February 1993 to September 1999. Mr. Rona has also been the President, sole director and sole shareholder of Anor Management, Ltd., a personal holding company, since 1987.

      David Bolink is a Managing Director of Chell Merchant Capital Group and served as Chell.com. Ltd.'s first President from December 1999 to July 2000. Mr. Bolink served as Director of Business Management of FutureLink Distribution Corp., an application service provider and a provider of server-based computing services, from May 1998 to December 1999. Mr. Bolink also served as Business Manager of Edmonton Society for Christian Education from May 1996 to May 1998. From February 1989 to May 1996, Mr. Bolink served as Asset Manager of Wilson Holdings, a property and financial management company.

      Gordon Herman is a Senior Managing Director of Chell Merchant Capital Group. Mr. Herman is also currently the Chairman/President of Madison Companies Ltd., a company listed on the Canadian Venture Exchange Inc., which focuses on acquiring small to medium sized facilities management companies since 1997. From 1992 to 1998, Mr. Herman was the

President/owner of Harding Hall & Graburne Insurance Inc., a property and casualty insurance broker. From 1996 to 1998, Mr. Herman was the Vice President, Western Canada - Acquisitions, at Equisure Financial Network, an insurance broker network trading on the Toronto Stock Exchange. From 1988 to 1992, Mr. Herman was the President of General Electric Capital Canada Leasing Inc., Canadian Operations (Canadian Subsidiary of General Electric).

      Adrian Towning is a private, independent investor in several companies involved in the communications industry. As a result of his investments, he has served as a director of some of these companies, including Medical Communications Corporation ("MCC") from 1994 to July 1996. On May 14, 1996, MCC filed a petition under Chapter 7 of the United States Bankruptcy Code and the Bankruptcy Court appointed a Trustee of MCC on July 11, 1996. On July 16, 1996, MCC was dissolved. From 1983 to 1989, he established and managed Anglo-Massachusetts Investments Incorporated, with offices in Boston and London, which was involved in providing financial advice to Europeans.

      Robert Stone graduated with the degree of Bachelor of Science from the University of Toronto in 1964. From 1973 until 1997 Mr. Stone served in various capacities with Cominco Ltd., a company listed on the Toronto Stock Exchange ("TSE") and the American Stock Exchange ("AMEX") under the trading symbol "CLT", being the Vice-President, Finance and Chief Financial Officer of that company from 1980 until 1997. From 1969 until 1973 Mr. Stone was the Director of Finance of Great Northern Capital Corporation. From 1964 until 1969 Mr. Stone worked with Clackson Gordon, Chartered Accountants, receiving his Chartered Accountant designation in 1967. Mr. Stone currently serves as a director of a number of companies including: Boliden Limited, a company listed on the TSE under the trading symbol "BOL"; Golden Star Resources Ltd., a company listed on the TSE under the trading symbol "GSC" and listed on AMEX under the trading symbol "GSR"; Mainsborne Communications International Inc.; Manhatten Minerals Corp., a company listed on the TSE under the trading symbol "MAN"; Mr. Stone is also a former director of Agrium Inc., a company listed on the New York Stock Exchange and the TSE under the trading symbol "AGU"; Cominco Ltd.; Global Stone Corporation; Pine Point Mines Ltd.; TVI Pacific Inc., a company listed on the TSE and Canadian Venture Exchange Inc. under the trading symbol "TVI"; and United Bolero Development Corp., a company listed on the Canadian Venture Exchange Inc. under the trading symbol "UNB"; Union Bank of Switzerland and West Kootenay Power & Light Company.

      Mark Truman has been the Controller of the Company since December of 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

      The following represents each person who did not file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

      1. Dave Bolink, Director
      Form 4, with respect to his resignation as President of Chell.com.

      2. Doug Connelly, Director
      Form 4, with respect to his resignation as Director of the Company.

      3. Frank Killoran, Director
      Form 4, with respect to his appointment as President of Chell.com.

      4. Donald Pagnutti, Director, Chief Financial Officer, and Vice President
      - Finance
      Form 3, with respect to his appointment as Director of the Company.

      5. Peter Rona, Director, former President and CEO of the Company
      Form 4, with respect to a change in the conversion rate on shares of preferred stock, owned by Anor Management Ltd., of which Mr. Rona is the sole Director.

      6. Dale Smith, Director
      Form 4, with respect to his resignation as Director of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table sets forth information concerning the compensation paid or accrued by the Company during the three years ended August 31, 2000 to those individuals who served as Chief Executive Officer of the Company during the 2000 Fiscal Year and all other executive officers of the Company or any of its subsidiaries at August 31, 2000 who received total annual salary and bonuses in excess of US$100,000 (Cdn$147,140) during the 2000 Fiscal Year (collectively, the "Named Executive Officers").

                                                                                                    Long-term
                                                               Annual Compensation                 Compensation
                                             ------------------------------------------------- ------------------
                                                                   Bonus         Other Annual    Securities Under    All Other
                                                  Salary(1)    -------------    Compensation(1)  Options/Granted   Compensation
Name and Principal Position          Year          (Cdn$)          (Cdn$)            ($)               (#)              ($)
------------------------------- ------------ ----------------- ------------- ------------------ ------------------ -------------
Peter Rona                           2000          192,334             --             --             100,000            --
President and Chief                  1999          167,665         30,755             --              30,000            --
Executive Officer(2)                 1998          168,426         32,963             --              40,000            --

Donald Pagnutti (3)                  2000          156,249             --             --              22,500            --
Vice-President, Finance
and Chief Financial Officer

Notes:

      (1) Perquisites and other personal benefits received in 1998, 1999 and 2000 did not exceed the lesser of US$50,000 and 10% of the total annual salary and bonuses for any of the Named Executive Officers.
      (2) Mr. Rona was the President and Chief Executive Officer of the Company from September 1, 1987 until September 19, 2000.
      (3) Mr. Pagnutti's title was changed to Vice President Finance and Chief Financial Officer on September 19, 2000.

      During the three year period ended August 31, 2000, the Company did not grant any restricted stock awards or stock appreciation rights. Additionally, all of the Company's group life, health, hospitalization, medical reimbursement or relocation plans, if any, do not discriminate in scope, terms or operation, in favor of the Named Executive Officers and are generally available to all salaried employees. Further, no Named Executive Officer received, in any of the periods specified in the Summary Compensation Table, perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total salary and bonus reported for the Named Executive Officer in the fiscal year in which such benefits were received, and no single type of perquisite or other personal benefits exceeded 25% of the total perquisites and other benefits reported for the Named Executive Officer in the applicable fiscal year.

Option Grants Table

      The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during the 2000 Fiscal Year, (b) the percentage the grant represents of the total number of options granted to all Company employees during the 2000 Fiscal Year, (c) the per share exercise price of each option, (d) the expiration date of each option, and (e) the potential realized value of each option based on: (i) the assumption of a five (5%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term, and (ii) the assumption of a ten (10%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term.

                       Number of     Percentage of                                   Potential Realizable Value at
                         Shares      Total Options                                   Assumed Rates of Stock Price
                       Underlying     Granted to                                     Appreciation for Option Term
                        Options      Employees in    Exercise       Expiration       -----------------------------
Name                    Granted       Fiscal Year      Price           Date               5%              10%
----                    -------       -----------      -----           ----               --              ---
Peter Rona               75,000          9.7%          US$2.00    October 14, 2004     US$41,442       US$91,577
President and            25,000          3.2%         US$4.375       April 3, 2005     US$30,218      US$176,150
CEO(1)

Donald Pagnutti (2)      22,500          2.9%          US$9.75     August 11, 2004     US$47,277      US$101,812
Vice-President,
Finance and Chief
Financial Officer

Notes:

      (1) Mr. Rona was the President and Chief Executive Officer of the Company from September 1, 1987 until September 19, 2000.
      (2) Mr. Pagnutti's title was changed to Vice President Finance and Chief Financial Officer on September 19, 2000.

Options Exercised and Remaining Outstanding

      Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during the 2000 Fiscal Year upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price),
(iii) the total number of unexercised options held on August 31, 2000, separately identified between those exercisable and those not exercisable, and (iv) the aggregate value of in-the-money, unexercised options held on August 31, 2000, separately identified between those exercisable and those not exercisable.

                     Securities      Aggregate                                    Value of Unexercised in the
                     Acquired on       Value       Unexercised Options at         Money Options at August 31,
                      Exercise       Realized          August 31, 2000                       2000
                         (#)            ($)                  (#)                              ($)
                     ------------ ------------    ---------------------------   ----------------------------------
                                                  Exercisable   Unexercisable   Exercisable(1)    Unexercisable(1)
                                                  -----------   -------------   --------------    ----------------
Peter Rona               Nil            Nil         135,000       97,500(2)       US$445,625         US$438,750
Donald Pagnutti          Nil            Nil          18,750       33,750           US$69,375          US$50,625

Note:

      (1) The value of the unexercised "in-the-money" options has been determined by subtracting the exercise price of the options from the closing Common Share price of US$6.50 on August 31, 2000, and multiplying by the number of Common Shares that may be acquired upon the exercise of the options.
      (2)   As at September 19, 2000, these options vested and were exercisable.

Compensation of Directors

      Prior to September 8, 2000, each director, not otherwise a full time employee of the Company, was eligible to receive $500 for each meeting of the Board of Directors or committee thereof which they attended, along with the reimbursement of their reasonable expenses incurred on the Company's behalf. In addition, each director, not otherwise a full time employee of the Company was eligible to receive 1,500 stock options annually. During the fiscal year ended August 31, 2000, 45,000 options were issued to Adrian Towning at a strike price of US$9.75 on August 11, 2000. The vesting schedule for these options are one-third per year on each anniversary of the grant date. See "Stock Options".

      As of December 11, 2000, the Board of Directors formally adopted a standard arrangement pursuant to which only the outside directors of the Company are compensated by the Company for their services in their capacity as directors. This compensation arrangement is retroactive to September 19, 2000 (the date of the closing of the Agreement of Purchase and Sale between Networks North Inc., Networks North Acquisition Corp., Chell.com Ltd. and Cameron Chell).

   Outside Director's Compensation Schedule                 Cash        Options
                                                            (US$)
1. Directorship Acceptance Options (one time                            45,000
   grant with a 3 year vesting schedule)
2. Annual Retainer-Chairman                                 20,000      10,000
3. Annual Retainer-Director                                  6,000
4. Annual Retainer-Committee Member (over                    3,000
   and above directorship retainer)
5. Annual Retainer-Committee Chair (over and                 2,000
   above directorship retainer and committee retainer)
6. Board Meeting Attendance Fee                            750/mtg.
7. Committee Attendence Fee                                500/mtg

      Mr. Killoran has elected not to claim his Annual Retainer and Options for the 2001 Fiscal Year.

Employment Contracts with Named Executive Officers

      The Company entered a new employment agreement (the "Rona Agreement") with Peter Rona, its President and Chief Executive Officer, for a three-year period commencing April 1, 2000 and continuing until March 1, 2003. The Rona Agreement provide for a base compensation of $225,000 with annual increases to be subject to review by the Board of Directors. In September 2000, Mr. Rona and the Company entered into an agreement to terminate the Rona Agreement (the "Termination Agreement"). Pursuant to the terms of the Termination Agreement, the Company paid Mr. Rona $643,250 and all options then held by Mr. Rona vested immediately. In addition, the Termination Agreement provided that Mr. Rona shall exercise all options, repay his loan of US$70,000 and agree not to sell any of his Common Shares without first consulting with the Chairman, President or Chief Executive Officer of the Company.

      In November 1999, the Company renewed Donald Pagnutti's employment agreement originally dated August 15, 1997, pursuant to which Mr. Pagnutti serves as the Company's Executive Vice President, Chief Financial Officer and Chief Operating Officer. Effective September 19, 2000, Mr. Pagnutti's title was changed to Vice President, Finance and Chief Financial Officer. The agreement provides for an initial base compensation of $160,000 with annual reviews, together with automobile expenses of $9,000. In addition to the fixed remuneration, the Company shall pay Mr. Pagnutti a bonus at the end of each year of the term in the event that during the said year the actual net income before taxes of the Company as audited using the generally accepted accounting principles applied on a basis consistent with those previous years, equaled or exceeded the projected net income before taxes of the Company as determined by the Board of Directors of the Company at the commencement of the said year. The agreement further provided that the Company grant to Mr. Pagnutti options to purchase a minimum of 15,000 Common Shares of the Company.

      On September 19, 2000, the Company entered into an employment agreement with Cameron Chell, pursuant to which Mr. Chell serves as the Company's President and Chief Executive Officer. The agreement provides for an initial base compensation of $360,000, together with automobile expenses of $8400. In addition to the fixed remuneration, the Company shall provide Mr. Chell with the services of an Executive Assistant on an ongoing basis and an Accountant for a reasonable period of time to allow for the completion of outstanding accounting work related to existing companies in which Mr. Chell is involved. It was the understanding of the parties that this agreement was to be replaced by a definitive employment agreement before October 10, 2000, however, such agreement has not been entered into at this time. Since the signing of this agreement, Mr. Chell has eliminated both his salary and automobile allowance in an effort to reduce cash requirements of the Company. These were eliminated with the understanding that the compensation of Mr. Chell will be mutually agreed upon between the parties.

      On September 19, 2000, the Company entered into an employment agreement with Gord Herman, pursuant to which Mr. Herman serves as the Company's Senior Managing Director. The agreement provides for an initial base compensation of $175,000, together with automobile expenses of $8,400. It was the understanding of the parties that this agreement was to be replaced by a definitive employment agreement before October 10, 2000, however, such agreement has not been entered into at this time. Since the signing of this agreement, Mr. Herman has reduced his salary to a level of $120,000 and has eliminated the automobile allowance in an effort to reduce cash requirements of the Company. These were eliminated with the understanding that the compensation of Mr. Herman will be mutually agreed upon between the parties.

      In September 2000, CMCG assumed an employment agreement from Chell.com, which had been entered into on November 29, 1999 with David Bolink, pursuant to which Mr. Bolink serves as CMCG's Managing Director and General Manager. The agreement provides for an initial base compensation of $150,000. Since the assumption of this agreement, Mr. Bolink has reduced his salary to $120,000 in an effort to reduce cash requirements of CMCG. This was reduced on the understanding that the compensation of Mr. Bolink would be mutually agreed upon between the parties.

      The Company does not have any other employment agreements in effect with any other executive employee.

Compensation Committee Interlocks and Insider Participation

      The Company's Audit and Compensation Committees currently consist of Robert Stone and Adrian P. Towning. Messrs. Stone and Towning are not officers or employees of the Company, and have not served in such capacities in the past. No executive officer of the Company served as a director or member of the compensation committee (or group performing similar functions) of another entity, one of whose executive officers served on the Audit and Compensation Committee or as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Set forth in the table below is information concerning the ownership, as of the close of business on November 30, 2000, of the Common Stock by each person who is known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock, the Company's directors and Named Executive Officers, and all directors and executive officers as a group.

                                                 Amount and Nature of    Percent of
Name and Address(1)                              Beneficial Ownership     Class (2)
-------------------                              --------------------    ----------
Chell.com Ltd. (3) ............................             4,992,497          59.9%

Cameron Chell (4) .............................             6,890,724          70.3%
Frank Killoran(5) .............................               123,476           1.5%
Peter Rona (6) ................................               562,500           6.3%
Gordon Herman(7) ..............................               166,118           2.0%
David Bolink(8) ...............................               155,707           1.9%
Don Pagnutti (9) ..............................                22,500           0.3%
Adrian Towning (10) ...........................                 9,000           0.1%
Robert Stone ..................................                     0             0%

All directors and executive officers as a group
          (8 persons) .........................             7,930,025          76.5%

      (1) Unless otherwise stated, the address of the directors and executive officers of the corporation is c/o Chell Group Corporation, 14 Meteor Drive, Toronto, Ontario, Canada M9W 1A4.

      (2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60-day period, have been exercised.

      (3)   Cameron Chell is the sole director and shareholder of Chell.com Ltd.

      (4) Includes 4,992,497 Common Shares held by Chell.com Ltd.(taking into consideration the option calls on the Chell.com holdings held by Frank Killoran, Gordon Herman and David Bolink), 421,829 Common Shares held in escrow in connection with the purchase of shares of cMeRun Corp. and 1,476,398 Exchangeable Shares of Chell Merchant Capital Group being held in escrow in connection with the purchase of shares of eSupplies (Alberta) Ltd.

      (5) Represents the vested portion of an option in Chell.com Ltd. held by Mr. Killoran, for the purchase of the Company's shares which are owned by Chell.com Ltd.

      (6) The address for Mr. Rona is 2205-39 Old Mill Road, Toronto, Ontario, Canada, M8X 1G6. Includes (a) 300,000 shares of Common Stock issuable upon conversion of the 900,000 shares of Convertible Preferred Stock held of record by Anor Management, Ltd. ("Anor"), Mr. Rona is the President, sole director and sole shareholder of Anor; (b) 30,000 common shares owned by Mr. Rona; and (c) 232,500 options to purchase Common Stock of the Company all of which have vested.

      (7) Represents the vested portion of an option in Chell.com Ltd. held by Mr. Herman, for the purchase of the Company's shares which are owned by Chell.com Ltd.

      (8) Represents the vested portion of an option in Chell.com Ltd. held by Mr. Bolink, for the purchase of the Company's shares which are owned by Chell.com Ltd.

      (9) Represents options, which have vested and are available for exercise.

      (10) Includes 3,000 Common Shares of the Company and 6,000 options, which have vested and are available for exercise.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Set forth below is a description of certain transactions between the Company and its directors, executive officers, beneficial owners of five percent or more of the outstanding Common Stock, or member of the immediate family of any of the foregoing persons, as well as certain business relationships between the Company and its directors, which occurred or existed during the 2000 Fiscal Year and subsequent thereto.

      a) Cameron Chell is Chairman of the Board and a director in each of Engyro and cDemo. Chell.com., a wholly owned subsidiary of Cameron Chell, holds 120,000 warrants to purchase common shares of cDemo at $5.00 per share and 85,000 warrants to purchase Class A Voting Shares of eSupplies at $7.00 per share and 500,000 options at $7.00. Chell.com holds 200,000 options to purchase shares of Engyro for $5.00 and warrants for 97,500 shares at $5.00.

      b) Frank Killoran is a director and shareholder of cDemo and he and members of his immediate family hold 264,000 common shares in such company. He holds an option from Chell.com to acquire 370,428 shares of the Company, which are held by Chell.com, at a price of $1.00 (which may be adjusted up or downward based on certain contingencies).

      c) Gordon Herman is interim President of cDemo, a consultant to eSupplies and receives compensation therefore. He holds an option in Chell.com to acquire 498,354 shares of the Company, which are held by Chell.com, at a price of $1.00 (which may be adjusted up or downward based on certain contingencies).

      d) David Bolink is a consultant to eSupplies and receives compensation therefore. He holds an option in Chell.com to acquire 467,121 shares of the Company, which are held by Chell.com, at a price of $1.00 (which may be adjusted up or downward based on certain contingencies).Cameron Chell is the owner of various trademarks and domain names which he has licensed to the Corporation, including "Chell.com", "Chell Corporation" and "Chell Merchant Capital Group" for $1 per year for as long as he remains a director of the Corporation.

      e) Pursuant to the Purchase and Sale Agreement between the Company, Chell Merchant Capital Group, Cameron Chell and Chell.com Ltd., 5,369,733 shares of the Company were issued and 1,928,268 Exchangeable Shares of Chell Merchant Capital Group were issued to Cameron Chell and Chell.com Ltd. The shares of the Company that were issued in exchange for shares of cMeRun are currently held in escrow until such time as (i) cMeRun is current with its SEC filings pursuant to the Securities Exchange Act of 1934, as amended; (ii) The average closing price of cMeRun's stock is $11 for five consecutive trading days and (iii) cMeRun is listed in good standing on either the NASD Bulletin Board or the NASDAQ Small Cap or National Stock Market. In addition, the 1,476,398 shares of the Company's wholly-owned subsidiary, Chell Merchant Capital Group Inc., that were issued in exchange for shares of eSupplies will be held in escrow until at such time the Board of Directors of the Company has reviewed a new business plan and made a determination that the new course taken by eSupplies fits with the Company's business model and provides similar value to the Company.

      f) Escrow Agreement dated October 11, 2000 among Cameron Chell, the Corporation, Chell Merchant Capital Group Inc. and Wolff Leia Huckell (as escrow agent). The CMCG Exchangeable Shares may be released from escrow after receiving written notice from the board of directors of the Corporation that the new course of business being taken by eSupplies including potential new acquisitions in the e-business field, fits within the Corporation's business model and provides significant value to the Corporation. If there is no such notice from the board of directors of the Corporation prior to October 12, 2001, the CMCG Exchangeable Shares shall be cancelled and the shares of eSupplies held by the escrow agent will be returned to Mr. Chell. Mr. Chell is major shareholder in eSupplies.

      g) Consulting Agreement between Chell.com and eSupplies (Alberta) Ltd. dated February 8, 2000 that was assigned to the Corporation as part of the purchase of Chell.com assets effective August 31, 2000, whereby the Company provides consulting services to eSupplies for a period of 12 months for a fee of US$720,000. Cameron Chell is a major shareholder of eSupplies.

      h) Consulting Agreement between Chell.com and Buyersangel.com Inc. (now known as cDemo, Inc.) dated January 21, 2000 that was assigned to the Corporation as part of the purchase of Chell.com assets effective August 31, 2000, whereby the Company provides consulting services to cDemo for a period of 12 months for a fee of US$720,000. Cameron Chell is the Chairman of the Board of cDemo. Mr. Killoran and Mr. Herman are directors.

      i) Consulting Agreement between Chell.com and R Home Funding Company Ltd. (now known as Engyro, Inc.) dated January 17, 2000 that was assigned to the Corporation as part of the purchase of Chell.com assets effective August 31, 2000 whereby the Company provides consulting services to Engyro for a period of 14 months, ending on January 15, 2001, for a fee of US$720,000. Cameron Chell is the Chairman of the Board of Engyro.

      j) Consulting Agreement between Chell Group Corporation and Mainsborne Communications International Inc. dated September 1, 2000 whereby the Company provides consulting services for a term of 1 year for a fee of US$25,000 per month. Mr. Stone is a director of Mainsborne Communications International Inc.

      k) Consulting Agreement between Chell.com Ltd. and cMeRun Corp. dated November 15, 1999 that was assigned to the Corporation as part of the purchase of Chell.com assets effective August 31, 2000 whereby the Company provides consulting services to cMeRun for a term of 12 months for a fee of US$720,000. Cameron Chell is cMeRun's Vice-Chairman and Frank Killoran is a director of cMeRun.

      l) License Agreement between Cameron Chell, the Company and Chell Merchant Capital Group dated August 31, 2000 whereby Mr. Chell grants the Company and Chell

            Merchant Capital Group the right to use the trademarks "Chell.com", "Chell Merchant Capital Group" and "Chell Corporation" in exchange for the fee of $1.00 per year.

      m) Securities Purchase Agreement with VC Advantage Fund ("VC") on October 3, 2000, for up to US$3,000,000 loan to the Company. VC received a Convertible Debenture, which is convertible into Common Stock of the Company, based upon an agreed conversion price of $3.00 per share. As of November 30, 2000, VC had assigned its rights in this Agreement to Canadian Advantage Limited Partnership ("CALP II") and a total of US$1,700,000 has been advanced to the Company. Cameron Chell is a Director and shareholder of VC Advantage Limited, the general partner of VC. Pursuant to the assignment of this agreement to CALP II, this is no longer a related transaction as Mr. Chell has no interests in CALP II.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-K see Item 8:

      There are no financial statement schedules either applicable or required to be filed by the Company in this Annual Report on Form 10-K pursuant to the instructions to Item 14 of Form 10-K.

(b)   The following 8-K's have been filed since the Company's last 10-Q:

      i) December 4, 2000 - Concerning Pro-forma Financial Statements in connection with the Purchase and Sale Agreement between the Company, Chell Merchant Capital Group, Cameron Chell and Chell.com Ltd.

      ii) November 9, 2000 - Regarding the engagement of Lazar Levine & Felix LLP as the Company's auditors for the fiscal year ended August 31, 2000.

      iii) October 19, 2000 - Regarding the resignation of Ernst & Young LLP as the Company's auditors.

      iv) October 4, 2000 - Details regarding the Purchase and Sale Agreement between the Company, Chell Merchant Capital Group, Cameron Chell and Chell.com Ltd.

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

  10.17     General Security Agreement, dated September 10, 1999, by and between
            1373224 Ontario Limited, to acquire the property and assets of
            GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
  10.18     Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
  10.19     Certificate to the Escrow Agent certifying that the conditions of
            Closing have been satisfied or waived. +
  10.20     Certificate to the Escrow Agent certifying that the conditions of
            Closing have not been satisfied or waived. +
  10.21     Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
  10.22     Order of the Ontario Superior Court of Justice, dated September,
            1999, approving the transaction contemplated herein, and vesting in the Purchaser the right, title and interest of GalaVu and the
            Receiver, if any, in and to the Purchased Assets, free and clear of the right, title and interest of any other person other than
            Permitted Encumbrances. +
  10.23     Bill of Sale, dated September 13, 1999, by and between 1373224
            Ontario Limited to acquire the property and assets of GalaVu
            Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
  10.24     Covenant of Networks North Inc., dated September 13, 1999, to allot and issue and pay to the Bank in writing 100,000 common shares of
            NETN.
  10.25     Agreement of Purchase and Sale dated August 4, 2000 by and among
            Networks North Inc., Networks North Acquisition Corp., Chell.com
            Ltd. and Cameron Chell. +
  10.26     Valuation of Chell.com Ltd. and investments as of May 31, 2000 by
            Stanford Keene. +
     22     List of Subsidiaries
     23     Business Sector Date
     27     Financial Data Schedule

+ Incorporated by reference. See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CHELL GROUP CORPORAITON


Date: December 14, 2000                  By:        /s/ Cameron Chell
                                             ----------------------------------
                                               Cameron Chell, President & CEO

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                    Capacity                      Date
               ----                    --------                      ----


/s/ Frank Killoran                     Chairman                December 14, 2000
----------------------
Frank Killoran


                              Director, President and Chief
/s/ Cameron Chell                   Executive Officer          December 14, 2000
----------------------
Cameron Chell


                           Director, Vice President-Finance,
/s/ Don Pagnutti                Chief Financial Officer        December 14, 2000
----------------------
Don Pagnutti


/s/ Peter Rona                         Director                December 14, 2000
----------------------
Peter Rona


/s/ David Bolink                       Director                December 14, 2000
----------------------
David Bolink


/s/ Gordon Herman                      Director                December 14, 2000
----------------------
Gordon Herman


/s/ Adrian P. Towning                  Director                December 14, 2000
----------------------
Adrian P. Towning


/s/ Robert Stone                       Director                December 14, 2000
----------------------
Robert Stone

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Chell Group Corporation
Toronto, Ontario

We have audited the accompanying consolidated balance sheet of Chell Group Corporation and subsidiaries (formerly known as Networks North Inc.) as of August 31, 2000 and the related consolidated statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chell Group Corporation and subsidiaries as of August 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                  /s/ LAZAR LEVINE & FELIX LLP
                                                  ----------------------------

New York, New York
November 22, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Chell Group Corporation (formerly known as Networks North Inc.)

We have audited the accompanying consolidated balance sheet of Chell Group Corporation and subsidiaries as of August 31, 1999 and the related consolidated statements of operations and retained earnings and cash flows for each of the two years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chell Group Corporation and subsidiaries as of August 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended August 31, 1999 in conformity with accounting principles generally accepted in the United States.


Toronto, Canada,                                 /s/ Ernst & Young L.L.P
November 12, 1999.                               Chartered Accountants

                             Chell Group Corporation
                     (formerly known as Networks North Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                         [Expressed in Canadian dollars]

As at August 31

                                                                                      2000                  1999
                                                                                        $                     $
------------------------------------------------------------------------------------------------------------------

ASSETS
Current
Cash and cash equivalents                                                          1,355,613             2,018,122
Short-term investments [note 4]                                                      269,727               261,926
Accounts receivable - trade [net of allowance for doubtful
   accounts of $178,000; 1999 - $119,000]                                          3,154,134             2,534,459
Income taxes and other receivables [note 17]                                         360,217               186,194
Inventory                                                                            206,216               260,868
Prepaid expenses                                                                     636,726               647,612
------------------------------------------------------------------------------------------------------------------
Total current assets                                                               5,982,633             5,909,181
------------------------------------------------------------------------------------------------------------------
Property and equipment, net [note 6]                                               7,721,769             5,151,755
Software development costs [note 7]                                                  200,000               250,000
Licenses, net of accumulated amortization                                            250,248               270,596
Goodwill, net of accumulated amortization                                          2,863,146             3,060,489
Note receivable [note 5]                                                             160,000               160,000
Other assets                                                                         202,799                    --
------------------------------------------------------------------------------------------------------------------
                                                                                  17,380,595            14,802,021
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness [note 8]                                                           133,000               157,000
Accounts payable - trade                                                           1,375,414               912,361
Accrued liabilities                                                                1,654,917               723,218
Current portion of long-term debt [note 10]                                          397,632                79,542
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          3,560,963             1,872,121
------------------------------------------------------------------------------------------------------------------
Long-term debt [note 10]                                                           4,377,040             2,077,960
Deferred income taxes [note 9]                                                        59,173                59,173
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  7,997,176             4,009,254
------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities [notes 2, 11, 14 and 15]
SHAREHOLDERS' EQUITY
Share capital [note 12]
   900,000 preferred shares [1999 - 900,000]                                          10,917                10,917
   2,925,141 common shares [1999 - 2,756,641]                                        183,235               171,635
   Capital in excess of par value                                                 10,124,777             9,559,883
Retained earnings (deficit)                                                         (935,510)            1,050,332
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         9,383,419            10,792,767
------------------------------------------------------------------------------------------------------------------
                                                                                  17,380,595            14,802,021
==================================================================================================================

See accompanying notes

On behalf of the Board:

                   Director                            Director

                             Chell Group Corporation
                     (formerly known as Networks North Inc.)
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           -----------------------------------------------------------
                         [Expressed in Canadian dollars]

Years ended August 31

                                                                           2000                1999                 1998
                                                                             $                   $                    $
---------------------------------------------------------------------------------------------------------------------------

       REVENUE
Network services                                                         6,345,552           6,607,915            6,727,889
Pay-tv                                                                   6,517,940                  --                   --
Event programming                                                          500,168             527,740              602,571
Advertising sponsorship                                                    675,532             308,602              442,424
Video and software sales                                                 4,289,557           4,630,931            5,456,738
Video dubbing                                                              717,596             691,156              747,138
Digital encoding                                                           539,815             462,742              217,930
Other                                                                      107,886             191,556              577,282
---------------------------------------------------------------------------------------------------------------------------
                                                                        19,694,046          13,420,642           14,771,972
---------------------------------------------------------------------------------------------------------------------------

COST OF SALES [does not include depreciation]
Network services [note 11]                                               2,160,351           2,353,705            2,486,873
Pay-tv                                                                   2,919,417                  --                   --
Event programming                                                           23,819              24,650               26,683
Advertising sponsorship                                                     93,496              61,255               32,517
Video and software sales                                                 2,078,926           1,990,741            2,212,985
Video dubbing                                                              157,289             353,983              620,642
Digital encoding                                                           111,657              11,738                8,441
Other                                                                      113,005             359,811              127,100
---------------------------------------------------------------------------------------------------------------------------
                                                                         7,657,960           5,155,883            5,515,241
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                                     11,266,339           7,572,771            6,591,941
Bad debts                                                                  140,090             136,888               43,123
Interest and bank charges                                                  297,654              98,440              137,942
Depreciation and amortization                                            2,347,321           1,429,219            1,310,689
---------------------------------------------------------------------------------------------------------------------------
                                                                        14,051,404           9,237,318            8,083,695
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before the undernoted items                              (2,015,318)           (972,559)            1,173,036
Gain on sale of subsidiary [note 18]                                            --              77,710                   --
Income (loss) from investment in Viewer Services [note15[b]]                    --              28,576             (25,658)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest                (2,015,318)           (866,273)            1,147,378
Provision for income taxes [note 9]                                             --             150,000              419,084
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                 (2,015,318)         (1,016,273)              728,294
Minority interest                                                           29,476              44,776            (110,229)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) and comprehensive income (loss)                      (1,985,842)           (971,497)              618,065
Retained earnings, beginning of year                                     1,050,332           2,021,829            1,403,764
---------------------------------------------------------------------------------------------------------------------------
Retained earnings (deficit) , end of year                                (935,510)           1,050,332            2,021,829
===========================================================================================================================

Earnings (loss) per share [note 13]

Basic                                                                      $(0.69)             $(0.36)                $0.24
Diluted                                                                    $(0.69)             $(0.36)                $0.22
===========================================================================================================================

See accompanying notes

                             Chell Group Corporation
                     (formerly know as Networks North Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                         [Expressed in Canadian dollars]

Years ended August 31

                                                                           2000             1999              1998
                                                                             $                $                 $
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss) for the year                                          (1,985,842)        (971,497)          618,065
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                         2,347,321        1,429,219         1,310,689
   Accretion of interest on non-interest bearing long-term debt            173,076           31,084            36,346
   Loss (income) from investment in Viewer Services                             --          (28,576)           25,658
   Amortization of discount on notes and loans payable                          --               --           107,286
Changes in assets and liabilities
   Decrease (increase) in short-term investments                            (7,801)       1,780,407          (337,319)
   Decrease (increase) in accounts receivable                             (619,676)         277,990        (1,034,931)
   (Increase) in income taxes receivable and other accounts receivables   (174,023)        (101,153)         (385,335)
   Decrease in inventory                                                    54,652           94,488           316,740
   Decrease (increase) in prepaid expenses                                  10,886          (59,577)         (120,464)
   Increase (decrease) in accounts payable and accrued liabilities         692,237         (701,392)          260,060
   Decrease in deferred revenue                                                 --               --          (321,452)
----------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                      490,830        1,750,993           475,343
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                      (1,162,146)        (601,633)       (2,012,543)
Proceeds on disposal of property and equipment                                  --           23,557                --
Software development costs [note 7]                                             --         (250,000)               --
Increase in other assets                                                  (202,799)              --                --
Increase in licenses                                                            --               --           (78,401)
Investment in Viewer Services                                                   --          (36,054)           16,154
Proceeds from sale of subsidiary [note 18]                                      --          110,813                --
Acquisition of Viewer Services [note 15[b]]                                     --               (1)               --
Acquisition of Interlynx Multimedia Inc. [note 15[a]]                           --               --          (380,001)
----------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                       (1,364,945)        (753,318)       (2,454,791)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                          (24,000)          28,854          (577,982)
Increase in notes and loans payable                                         21,908           38,485         1,309,246
Repayment of notes and loans payable                                       (67,436)         (48,007)         (273,963)
Proceeds from exercise of options and warrants                             281,134               --           101,465
----------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                      211,606           19,332           558,766
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents
   during the year                                                        (662,509)       1,017,007        (1,420,682)
Cash and cash equivalents, beginning of year                             2,018,122        1,001,115         2,421,797
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                   1,355,613        2,018,122         1,001,115
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                           59,956          265,771           795,669
Interest Paid                                                              121,579           67,356           101,596

Non cash items arose from the purchase of GalaVu Entertainment Network Inc. during the 2000 Fiscal Year. They are: $3,300,000 of long-term debt, and the associated unamortized discount of ($637,302), accretion of interest of $173,076 in accrued liabilities; assumption of liabilities of $529,440 and the issuance of shares amounting to $295,360.

See accompanying notes

1. DESCRIPTION OF BUSINESS

Chell Group Corporation [f/k/a/ Networks North Inc.] [the "Company"] was incorporated under the laws of the State of New York on May 12, 1986. The Company is the holding company for NTN Interactive Network Inc. ["Interactive"], GalaVu Entertainment Network Inc. ["GalaVu"] and Networks North Acquisition Corp. ["NNAC"], all of which are wholly-owned operating companies. The Company also owns all of the outstanding stock of 3484751 Canada Inc., a corporation the Company established and incorporated under the Canada Business Corporations Act on April 20, 1998. Interactive owns all of the outstanding stock of Magic Lantern Communications Ltd. ["Magic"]. Magic and its subsidiaries are involved in the marketing and distribution of educational video and media resources. Interactive owns all of the outstanding stock of Interlynx Multimedia Inc. ["Interlynx"]. Interlynx operates in the e-commerce industry and designs and develops educational and corporate multimedia, web-based training programs. 3484751 Canada Inc. was incorporated for the sole purpose of owning a property, purchased in 1998, on behalf of the Company, which provides Magic and GalaVu with operating facilities.

NNAC is incorporated under the Ontario Business Corporations Act and is in the business of defining, building and re-engineering businesses using new economy technologies to maximize market value.

Interactive is incorporated under the Canada Business Corporations Act and has signed a license agreement [the "NTNC license"] with NTN Communications, Inc., an unrelated Delaware company, for exclusive representation of their interactive communications for all industry sectors in Canada. This interactive entertainment network allows viewers to participate actively with a variety of television programs, trivia and sports games. Present subscribers to the Company's networks are hotels, restaurants, bars and university clubs. Each subscriber either purchases the system hardware directly or rents the system from Interactive. Interactive purchases the subscriber system from NTN Communications, Inc. and various other suppliers. Following the installation, each subscriber pays a monthly fee to Interactive for the program content and maintenance services, which range from $650 to $750. The monthly fees for rental systems range from approximately $255 to $290.

GalaVu is incorporated under the Ontario Business Corporations Act and is a technology-based entertainment provider of interactive in-room entertainment systems for small and mid-sized hotels. GalaVu's interactive system is based upon proprietary technology and provides a suite of products including movies on demand, premium television programming and other information and entertainment services.

The Company's primary market to date has been Canada.

2. ECONOMIC DEPENDENCE

Interactive is dependent upon NTN Communications, Inc. as its sole supplier for the transmission of program content to the Company's subscribers. In the event that NTN Communications, Inc., which operates under the going-concern assumption, terminates the transmission of program content, the Company believes, but cannot assure, that such services are likely to be continued by others. As of September 30, 2000, NTN Communications, Inc. had shareholders' equity of $6,108,000 and working capital of $35,000 according to its unaudited balance sheet included in its quarterly report. NTN Communications, Inc. has reported a quarterly net loss for September 2000 of $1,208,000, a quarterly net loss for June 2000 of $2,469,000 and a quarterly net loss for March 2000 of $194,000. It reported a net loss for the year ended December 31, 1999 of $2,498,000. All such amounts are quoted in U. S. dollars [note 11].

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

Basis of consolidation

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Interactive, Magic, GalaVu, 3484751 Canada Inc., Interlynx and NNAC. Magic conducts its operations directly and through its wholly-owned subsidiaries, 745695 Ontario Ltd. ["Custom Video"], 1113659 Ontario Ltd. ["Viewer Services"] and B.C. Learning Connection ["BCLC"], and its 75% ownership of Sonoptic Technologies Inc. ["STI"]. Effective June 16, 1999 Magic acquired an additional 50% of the shares of Viewer Services, thereby making Viewer Services a wholly-owned subsidiary of Magic. On August 31, 2000, Custom Video and BCLC were wound-up into Magic. The operations carried on by these companies will continue as divisions of Magic. On September 10, 1997, effective September 1, 1997, Interactive acquired 51% of the outstanding shares of Interlynx. On June 1, 1999, Interactive acquired the remaining 49% of the outstanding shares of Interlynx. The Company accounts for investments in businesses in which it owns less than 51% using the equity method, if the Company has the ability to exercise significant influence over the investee company. The 25% minority interest liability in STI has been reflected at zero due to operating losses.

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

Revenue from Pay-tv is recognized at the time of viewing.
Revenue from event programming is recognized upon completion of the contract.

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

Cash and cash equivalents

Cash and cash equivalents include cash and term deposits, which mature in less than three months from the date of issue. The carrying value of term deposits approximates their fair values.

Short-term investments

Investments at August 31, 2000 and 1999 consist of debt securities and marketable equity securities. The Company has classified its portfolio as "trading". Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net income
(loss) for the year. The fair value of these securities represents current quoted market offer prices.

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

Licenses and goodwill

Licenses are stated at cost less accumulated amortization. Amortization for the NTNC license is provided over a 25-year period using the straight-line basis to December 31, 2015. Accumulated amortization amounted to $125,010
[1999 - $112,508].

On August 28, 1998, the Company entered into an agreement [the "Players license"] for $78,401 [U.S.$50,000] with Players Network Inc. ["Players"], whereby the Company was appointed by Players as the exclusive Canadian distributor of its products. The Company was also granted the irrevocable option, by Players, to purchase from treasury up to 50,000 common shares in the capital stock of Players, at a purchase price of U.S.$1.75 per share. This option expired on August 28, 2000 and was not exercised. The agreement provided the Company the right to terminate the agreement for the 30-day period immediately following the end of the first year of the term of the agreement. In the event the agreement is so terminated, the Company would receive, from treasury, 50,000 common shares in the capital stock of Players. The agreement was not terminated. Amortization of this license is provided over a 10-year period using the straight-line basis to 2009. Accumulated amortization amounted to $15,693 [1999 - $7,746].

Goodwill is stated at cost less accumulated amortization. Amortization is provided using the straight-line basis over a period varying from 10 to 20 years, depending on the transaction that generated the goodwill. Accumulated amortization amounted to $902,483 [1999 - $662,140].

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

Other assets

Other assets are stated at cost net of amortization. Amortization is provided using a straight-line basis over the estimated life of the assets.

Income taxes

The Company accounts for deferred income tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. [see note 9].

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

Employee stock options

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB 25"]. [see note 12[c]].

Recent pronouncements

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company will adopt the provisions of SAB No. 101 in the first quarter of fiscal 2001 and expects that its adoption will have no material impact on its financial position or its results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."(SFAS No. 133). SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June
1999), which delays the adoption of SFAS No. 133 until that time. The Company expects that the adoption of SFAS No. 133 will not have a material impact on the its financial position or its results of operations.

4. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

                                                     2000           1999
                                                      $               $
      --------------------------------------------------------------------------
      Money market funds                            166,175        155,459
      Debt securities
         U.S. treasury securities                   103,552        106,467
      --------------------------------------------------------------------------
                                                    269,727        261,926
      ==========================================================================

5. NOTE RECEIVABLE

The details of the note receivable are as follows:

                                                    2000             1999
                                                      $               $
      --------------------------------------------------------------------------
      Long-term
      Connolly-Daw Holdings Inc.                   160,000         160,000
      --------------------------------------------------------------------------

The unsecured note receivable from Connolly-Daw Holdings Inc. ["Connolly-Daw"] bears interest at the bank's prime rate, calculated and payable monthly, not in advance. The note is payable on demand, however, the Company does not intend to call the note within the next fiscal year. The President and Secretary of Connolly-Daw are the Controller and Chief Executive Officer of Magic. The bank's prime rate was 7.5% at August 31, 2000 [1999 - 6.25%].

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  2000                                                  1999
                           ===================================================    ==================================================
                                Cost           Accumulated     Net book value          Cost          Accumulated     Net book value
                                              depreciation                                          depreciation
                                  $                 $                $                  $                 $                $
------------------------------------------------------------------------------------------------------------------------------------
Land                               785,500                 --         785,500            785,500                 --         785,500
Buildings                        1,480,401            227,505       1,252,896          1,480,401            172,703       1,307,698
Rental Equipment                 3,880,304          2,886,104         994,200          3,869,029          2,183,229       1,685,800
Equipment                        5,371,710          1,591,093       3,780,617          1,542,827            676,667         866,160
Software                           594,953            151,069         443,884             54,103             36,652          17,451
Automobiles                         13,383              8,829           4,554             43,290             39,926           3,364
Computer Equipment                 467,602            324,598         143,004            413,435            209,536         203,899
Masters and Libraries              545,949            281,560         264,389            408,644            197,705         210,939
Leasehold improvements             113,301             60,576          52,725            104,394             33,450          70,944
------------------------------------------------------------------------------------------------------------------------------------
                                13,253,103          5,531,334       7,721,769          8,701,623          3,549,868       5,151,755
====================================================================================================================================

During the year, depreciation of property and equipment was $2,035,985 [1999 - $1,212,038; 1998 - $1,102,607].

7. SOFTWARE DEVELOPMENT COSTS

Software development costs have been incurred totaling $250,000. These costs comprise direct salaries and wages involved in the development of a web-based training software product. During the year, amortization of software development costs was $50,000, [1999 - none]

8. BANK INDEBTEDNESS

Bank indebtedness consists of the following:

[a] The Company has a demand operating loan facility with a maximum amount of $500,000 bearing interest at the bank's prime rate. The Company has not utilized this facility. The bank's prime rate was 7.5% at August 31, 2000 [1999 - 6.25%]. This loan facility is collateralized by a general security agreement covering all assets of Interactive, other than real property.

[b] Interlynx has a demand operating loan facility, with a maximum amount of $100,000, bearing interest at the bank's prime rate plus 0.75%. At August 31, 2000, the facility was fully drawn [1999 - $100,000]. The amount is due on demand to the Royal Bank of Canada and interest is payable monthly. Interlynx also has a demand installment loan facility with a maximum amount of $85,000. At August 31, 2000, the balance outstanding is $33,000 [1999 - $57,000] and bears interest at the bank's prime rate plus 1%. The amount is due on demand to the Royal Bank of Canada and is repayable in monthly principal amounts of $2,000 plus interest. The weighted average interest rate for fiscal 2000 was 6.84% [1999- 6.67%]. The fair value of the demand operating and demand installment loans approximates their carrying values. These demand loans are collateralized by a general security agreement covering all assets of Interlynx, other than real property, as well as a guarantee and postponement of claim signed by Interactive, limited to $185,000.

9. INCOME TAXES AND DEFERRED INCOME TAXES

The provision for income taxes consists of the following:

                                                2000        1999          1998
                                                  $           $            $
      --------------------------------------------------------------------------
      Current
         Federal                                 --        98,000       273,503
         Provincial                              --        52,000       145,581
      --------------------------------------------------------------------------
                                                 --       150,000       419,084
      ==========================================================================

The difference between the provision for income taxes and the amount computed by applying the combined basic federal and provincial income tax rate of 43.9% [1999 - 44.6%; 1998 - 44.6%] to income before income taxes is as set out below:

                                                                    2000         1999         1998
                                                                      $            $            $
      -----------------------------------------------------------------------------------------------
      Statutory rate applied to pre-tax income                    (885,531)    (386,358)     511,960
      Benefit of prior year's losses not previously recognized          --           --      (77,537)
      Benefit of current year's losses not recognized              781,969      446,139           --
      Expenses not deductible for tax purposes                     117,745      167,333      105,414
      Non-taxable accounting income                                     --      (42,482)    (154,810)
      Other                                                        (14,183)     (34,632)      34,057
      -----------------------------------------------------------------------------------------------
                                                                        --      150,000      419,084
      ===============================================================================================

As at August 31, 2000, the Company's deferred tax assets primarily related to the benefit of realizing losses carried forward, net of a valuation allowance of $1,600,000 [1999- $987,000], was nil [1999 - nil], and the deferred tax liability, substantially related to property and equipment, was $59,173
[1999 - $59,173].

At October 1, 1996, Magic and its subsidiaries had aggregate operating losses of $676,000. The purchase price of Magic has not been allocated to the operating losses since a valuation allowance has been charged against the entire amount. During 1999, $152,000 of these losses were applied to reduce taxable income. In 2000 Magic did not have taxable income.

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

At August 31, 2000, certain subsidiaries of the Company have loss carryforwards of approximately $4,000,000. These losses begin to expire in 2002.

10. LONG-TERM DEBT

Long-term debt consists of the following:

                                                               2000          1999
                                                                 $             $
      -------------------------------------------------------------------------------
      Loans Payable
      Provincial Holdings Ltd. ["PHL"] [i]                     750,000      750,000
      Province of New Brunswick ["PNB"] [ii]                    19,381       19,381
      Atlantic Canada Opportunities Agency ["ACOA"] [iii]       36,930       51,010
      ACOA [iv]                                                 38,485       38,485
      ACOA [v]                                                  21,908           --
      Royal Bank of Canada [vi]                              1,243,151    1,277,351
      -------------------------------------------------------------------------------
                                                             2,109,855    2,136,227
      -------------------------------------------------------------------------------

      Notes Payable
      Promissory notes - GalaVu [note 15]                    2,662,698           --
      -------------------------------------------------------------------------------
                                                             2,662,698           --
      Lien notes [vi]                                            2,119       21,275
      -------------------------------------------------------------------------------
                                                             2,664,817       21,275
      -------------------------------------------------------------------------------
                                                             4,774,672    2,157,502
      ===============================================================================

[i] In June 1995, PHL advanced $750,000 to STI. This loan is collateralized by a demand promissory note signed by STI and bears interest at 6% per annum, compounded annually, commencing October 1995. Interest was forgiven by PHL for the period from October 1, 1995 to September 30, 2000. The carrying value of the loan approximates its fair value. Subsequent to September 2000, the loan will bear interest at 6.75% compounded annually.

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

[ii] In June 1995, PNB advanced $100,000 to STI. The loan is subject to a loan agreement dated May 25, 1995 and is secured by a demand promissory note which bears interest at 9.7% per annum, calculated half-yearly, not in advance. Subject to a forgiveness agreement outlined below, the principal plus interest is repayable at the earlier of [a] January 31, 1998 or earlier at the option of STI or [b] any breach of STI's obligations under the loan agreement. No interest or principal repayments have been made and PNB has not demanded any payments. It is anticipated that PNB will amend the forgiveness agreement by reducing the number of full-time employees required and extending the period during which they must be employed.

      A forgiveness agreement dated May 24, 1995 provides that the principal plus interest may be forgiven in whole or in part, the amount dependent upon STI's number of full-time employees during the 1997 calendar year. An amount of $80,619 was recorded as forgiven in prior periods. The recorded loan approximates the fair value of the debt at August 31, 2000 and 1999.

[iii] ACOA advanced this unsecured non-interest bearing loan to STI in April
      1995. The loan is repayable in five equal quarterly installments of $7,040 commencing May 1, 2000 and one final installment of $1,730. The fair value of the loan approximates its carrying value.

[iv] ACOA advanced this unsecured non-interest bearing loan to STI in May 1999. The loan can be increased to a maximum of $108,356. The balance drawn on this loan at August 31, 2000 is $38,485. Commencing on

      October 1, 2000, the loan would be repayable as follows: six consecutive monthly installments of $500, followed by; six consecutive monthly installments of $1,000, followed by; six consecutive monthly installments of $1,500, followed by; six consecutive monthly installments of $2,000, followed by; three consecutive monthly installments of $2,500, followed by; one final installment of $985.

The fair value of the loan approximates its carrying value.

[v] ACOA advanced this unsecured non-interest bearing loan to STI in September 2000. The loan can be increased to a maximum of $23,038. The balance drawn on this loan at August 31, 2000 is $21,908. The loan would be repayable in seventy-nine equal consecutive, monthly installments of $275, followed by one final installment of $183. The fair value of the loan approximates its carrying value.

[vi] In April 1998, the Royal Bank of Canada made available a Matched Fund Term Loan in the amount of $1,319,000 in order to finance the purchase of 10 Meteor Drive, including leaseholds, and to refinance the demand installment loan on 775 Pacific Road, a property owned by Magic. Borrowings are repayable by blended monthly payments of principal and interest based on a 20-year amortization period with the balance due and payable at the end of the 5-year term on April 27, 2003. The interest rate in effect for the first 5-year term of the loan is 6.98%. The fair value of the loan approximates its carrying value.

      The loan is collateralized by a fixed debenture of $1,000,000, hypothecated to Magic's land and buildings, a guarantee and postponement of claim of $650,000 signed by Magic, a collateral first mortgage in the amount of $490,000 covering the property at 10 Meteor Drive, and a general security agreement covering all the assets of Interactive, other than real property.

[vii] The lien notes are collateralized by charges against certain capital assets held by Magic and are repayable in monthly blended payments of principal and interest. The interest rate on the remaining lien note is 13%. The carrying value of the lien notes approximates the fair value of the debt at August 31, 2000. Approximate annual principal payments required pursuant to these obligations are as follows:

                                                                   $
      --------------------------------------------------------------------------

      2001                                                       2,119
      --------------------------------------------------------------------------
                                                                 2,119
     ===========================================================================

      Approximate future annual principal payments for long-term debt, exclusive of the above lien notes, are as follows:

                                                                  $
      --------------------------------------------------------------------------
      2001                                                     395,513
      2002                                                     493,951
      2003                                                   2,551,910
      2004                                                     683,608
      2005 and thereafter                                      647,571
     ===========================================================================

11. COMMITMENTS

[a]   Commissions expense to NTN Communications, Inc.

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

      Total amounts expensed in the year under this agreement were $1,822,684 [1999 - $2,011,202; 1998 - $1,792,002].

[b]   Commissions expense - other

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

[c]   Lease commitments

      The future minimum annual lease payments under operating leases are as follows:

       Vehicles                                                                $
      --------------------------------------------------------------------------
       2001                                                                8,504
       2002                                                                4,252
      --------------------------------------------------------------------------
                                                                          12,756
      ==========================================================================

       Office Equipment                                                        $
      --------------------------------------------------------------------------
       2001                                                              133,370
       2002                                                               26,606
      --------------------------------------------------------------------------
                                                                         159,976
      ==========================================================================

       Premises                                                                $
      --------------------------------------------------------------------------
       2001                                                              477,818
       2002                                                              482,749
       2003                                                              424,417
      --------------------------------------------------------------------------
                                                                       1,384,984
      ==========================================================================

      Operating lease expenses were $382,610 for 2000, $201,366 for 1999, and $190,792 for 1998.

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

      The redemption price is calculated at the higher of [i] the purchase price per share [$0.04], or [ii] the purchase price per share plus the increase per share in retained earnings of the corporation to the date of redemption, calculated by adding back to the retained earnings the pro rata share applicable to the number of shares being redeemed, of all interest paid or accrued on the loan by PHL and to the corporation in the amount of $750,000 and deducting therefrom the interest actually paid, pro rata to the number of shares being redeemed. There has been no repayment on the loan as at August 31, 2000.

      As at August 31, 2000, the value of the shares, if redeemed, totaled a nominal amount.

[e]   Standby letters of credit

      Magic has a $75,000 standby letter of credit facility in favour of one of its suppliers. GalaVu also has a $50,000 standby letter of credit in favour of one of its suppliers. Any amounts drawn on these facilities are charged to the Company's bank account. These facilities have not been used in 2000, 1999 or 1998.

[f]   Employment agreements

      The Company and its subsidiaries have entered into employment agreements with certain executive management employees with terms of between one and two years. The earliest of these agreements commenced November 19, 1999 and the most recent commenced November 19, 2000. The annualized commitments in these agreements aggregate $970,000.

12. SHARE CAPITAL

[a]   Authorized shares

      The Company's authorized share capital comprises 20,000,000 common shares with a par value of $0.063 [U.S. $0.0467] per share and 1,500,000 non-cumulative preferred shares with a par value of $0.012 [U.S. $0.010] per share. The preferred shares are voting and convertible, such that 3 preferred shares are exchanged for 1 common share, at the option of the holders. The conversion rate in 1999 was such that 4.67 preferred shares were exchanged for 1 common share, at the option of the holders.

[b]   Issued and outstanding shares

      As at August 31, 2000, 900,000 preferred shares [1999 - 900,000]
      aggregating $10,917 [1999 - $10,917] were issued and outstanding.

      Common shares issued and outstanding for accounting purposes are as follows:

                                                           Common shares
                                                     -------------------------    Capital in excess
                                                      Number           Amount       of par value           Total
                                                         #                $               $                  $
------------------------------------------------------------------------------------------------------------------
==================================================================================================================
      Balance as at August 31, 1997                  2,441,992         150,211         7,923,150         8,073,361
      Conversion of promissory notes [i]                87,255           6,066           553,934           560,000
      Interlynx acquisition [note 15[a]]                55,209           3,570           261,430           265,000
      Conversion of preferred shares                    10,714             606                --               606
      Exercise of 30,000 stock options                  30,000           2,031            99,434           101,465

------------------------------------------------------------------------------------------------------------------

      Balance as at August 31, 1998                  2,625,170         162,484         8,837,948         9,000,432
      Payment for services rendered                      5,500             387            26,557            26,944
      Interlynx acquisition [note 15[a]]                27,778           1,920            93,171            95,091
      Conversion of promissory notes [i]                98,193           6,844           602,207           609,051
------------------------------------------------------------------------------------------------------------------
      Balance as at August 31, 1999                  2,756,641         171,635         9,559,883         9,731,518
      GalaVu acquisition [note 15 [e]]                 100,000           6,897           288,463           295,360
      Exercise of 68,500 stock options                  68,500           4,703           276,431           281,134
------------------------------------------------------------------------------------------------------------------
      Balance as at August 31, 2000                  2,925,141         183,235        10,124,777        10,308,012
==================================================================================================================

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

[c]   Long-Term Incentive Plan

      The Company has adopted a Long-Term Incentive Plan [the "Plan"] designed to compensate key employees of the Company for the performance of their corporate responsibilities. The benefits to employees under the Plan are dependent upon improvement in market value of the Company's common shares. The Plan offers selected key employees the opportunity to purchase common shares through the exercise of a stock option. An option entitles the employee to purchase common shares from the Company at a price determined on the date the option is granted. The option exercise price is the closing trading price of the stock on the day prior to the grant date. The options vest over a four-year period from the grant date, at the rate of 25% per year. Options granted prior to August 31, 1998 vest over a two-year period from the grant date, 50% after one year and 50% at the end of the second year. The options expire five years after the grant date. The Plan also provides that selected key employees may receive common shares as an award of Restricted Stock. Restricted Stock consists of common shares that are awarded subject to certain conditions, such as continued employment with the Company or an affiliate for a specified period. Up to 20% of the outstanding common stock, on a fully diluted basis on the date of the grant, excluding outstanding options may be issued under the plan.

      The following is a summary of outstanding stock options:

                                                      Weighted average
                                                       exercise price               Total
                                                           U.S. $                     #
      --------------------------------------------------------------------------------------
      Balance as at August 31, 1997                                                 363,000
      Issued                                                4.00                    156,500
      Forfeited                                             4.40                    (29,500)
      Exercised                                             2.33                    (30,000)
      --------------------------------------------------------------------------------------

      Balance as at August 31, 1998                                                 460,000
      Issued                                                2.30                    285,000
      Forfeited                                             2.41                    (18,500)
      Expired                                               2.33                     (7,500)
      --------------------------------------------------------------------------------------
      Balance as at August 31, 1999                                                 719,000
      Issued                                                9.42                    772,000
      Exercised                                             2.79                    (68,500)
      Expired                                               2.92                   (125,500)
      --------------------------------------------------------------------------------------
      Balance as at August 31, 2000                                               1,297,000
      ======================================================================================

      Exercise price                        Expiry date                             Total
          U.S. $                                                                      #
      -----------------------------------------------------------------------------------
      3.00                                  January 5, 2001 [i]                    37,500
      3.00                                  April 29, 2001 [i]                      3,000
      3.00                                  November 20, 2001                      47,000
      3.00                                  November 25, 2001 [i]                  56,750
      3.00                                  April 8, 2002 [i]                       3,000
      3.00                                  November 17, 2002 [i]                 115,500
      3.00                                  November 20, 2002                      15,000
      2.00                                  November 23, 2003                     164,250
      3.50                                  February 25, 2004                       3,000
      3.00                                  June 11, 2004 [note 15[a]]             80,000
      2.00                                  October 14, 2004                       75,000
      1.81                                  November 23, 2004                      30,000
      4.375                                 April 3, 2005                          25,000
      9.75                                  August 11, 2005                       642,000
      -----------------------------------------------------------------------------------
      Balance as at August 31, 2000                                             1,297,000
      ===================================================================================

      [i] Repriced options - At a meeting of the Company's Board of Directors on July 10, 1998, the Board determined that it was in the best interests of the Company to offer the holders of options, pursuant to the Company's Long-Term Incentive Plan, a reduction in the exercise price of outstanding options to $3.00 per share if the option holders agreed not to exercise such options for at least six months after the repricing. Option holders were given the choice of keeping their existing option pricing in lieu of agreeing not to exercise such options for six months. All option holders chose to receive repriced options. The repriced option exercise amount is the closing trading price of the Company's stock on July 9, 1998.

      The number of stock options that are exercisable at August 31, 2000 is 363,666 [1999 - 279,000]

      The weighted average fair value of options granted during 2000 was U.S. $5.51 [1999 - U.S $1.45].

      The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of APB 25. Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the consolidated financial statements for these plans.

      Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.84% [1999 - 5.32%; 1998 - 5.47%]; dividend yield of 0% [1999 -
      0%; 1998 - 0%]; volatility factor of 0.848 [1999 - 0.819; 1998 - 0.709];
      and a weighted average expected life of the options of 4 years [1999 - 4 years; 1998 - 3 years].

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The Company's pro forma net income (loss) and earnings (loss) per share follows:

                                                       2000                   1999                  1998
                                                                                $                     $
      --------------------------------------------------------------------------------------------------

      Pro forma net income (loss)                 (2,180,531)           (1,399,105)              264,011
      ==================================================================================================

      Pro forma earnings (loss) per share
      Basic                                            (0.76)                (0.53)                 0.10
      Diluted                                          (0.76)                (0.53)                 0.09
      ==================================================================================================

13. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended August 31:

                                                                                 2000             1999            1998
                                                                                 ----             ----            ----
                                                                                   $                $               $
=========================================================================================================================
Numerator
Net income (loss) [numerator for basic earnings (loss) per share]            $(1,985,842)      $(971,497)       $618,065
Accretion of interest on non-interest bearing convertible  promissory
     notes                                                                       $173,076         $31,084        $36,346
Numerator for diluted earnings (loss) per share                              $(1,812,766)      $(940,413)       $654,411

Denominator
For basic weighted average number of shares                                     2,873,042       2,635,050      2,550,805

Effect of dilutive securities
Convertible preferred shares                                                           --              --        196,673
Convertible promissory notes                                                           --              --        147,290
Employee stock options                                                                 --              --         28,000

Denominator  for  diluted   earnings  (loss)  per  share  -  adjusted
     weighted average number of shares and assumed conversions                  2,873,042       2,635,050      2,922,768

Basic earnings (loss) per share                                                   $(0.69)         $(0.36)          $0.24
Diluted earnings (loss) per share                                                 $(0.69)         $(0.36)          $0.22
=========================================================================================================================

At August 31, 2000, 900,000 preferred shares convertible to 300,000 common shares were outstanding. In addition, options to purchase 1,297,000 common shares were outstanding. These securities were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

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

Canada Customs and Revenue Agency is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. No assessment has been made to date by Canada Customs and Revenue Agency. Management believes that it has valid defenses with respect to these matters and, accordingly, no amount has been recorded in these consolidated financial statements. In the event that such matters are settled in favour of Revenue Canada, the amounts could be material and would be recorded in the period in which they become determinable.

The Company and its property are not a party or subject to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business. To the knowledge of the Company no other proceedings of a material nature have been or are contemplated against the Company.

15. BUSINESS ACQUISITIONS

[a]   Interlynx Multimedia Inc.

      Effective September 1, 1997, the Company acquired 51% of Interlynx and its subsidiary for a purchase price of $622,000. The purchase price was satisfied by $357,000 in cash and the issue of 55,209 shares with a value of $4.80 per share. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                                     $
      --------------------------------------------------------------------------
      Goodwill                                                  1,136,029
      Net liabilities assumed                                    (491,028)
      Acquisition costs capitalized                               (23,001)
      --------------------------------------------------------------------------
      Purchase price                                              622,000
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

      Effective June 1, 1999 the Company acquired the remaining 49% of Interlynx. The consideration for the purchase included the issuance of 27,778 common shares of the Company and the issuance of options to purchase 80,000 common shares of the Company at a strike price of U.S. $3.00 [note 12[c]]. These options were issued out of the existing employee stock option plan [note 12[c]]. In addition to the employee stock option plan conditions, entitlement to these options is subject to the achievement of annual operating profit levels [profit before income taxes and minority interest] for the three fiscal years ending August 31, 2000, August 31, 2001 and August 31, 2002. At the end of the fiscal year ending August 31, 2000 if annual operating profits are at least $332,000, 26,666 of the options will be deemed earned. If annual operating profits for the year ending August 31, 2001 are at least $558,000, an additional 26,667 of the options will be deemed earned. This level of operating profit was not achieved during fiscal 2000. If annual operating profits for the year ending August 31, 2002, are at least $700,000, an additional 26,667 of the options will be deemed earned. If annual operating profits in any of these three fiscal years are less than the required level, the options will be deemed earned if the cumulative amounts for operating profits are achieved. Any options that have not been earned in accordance with these provisions will expire. Notwithstanding that only 25% of options are vested each year pursuant to the provisions of the employee stock option plan, the Company will, at the end of the fiscal year ending August 31, 2002, waive the four year vesting period and deem all the options fully vested if operating profits for the three fiscal years are at least $1,590,000 and the President of Interlynx has not resigned from his employment or been terminated for cause prior to August 31, 2002 and that the consulting agreement with the Vice-President of Interlynx has not been terminated prior to August 31, 2002. Management has determined that the options granted represent contingent purchase consideration and accordingly will be recorded as part of the purchase price when determinable.

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

[b]   1113659 Ontario Ltd.

      Effective June 16, 1999 the Company acquired through its wholly-owned subsidiary, Magic, an additional 50% of the shares of Viewer Services, thereby making Viewer Services a wholly-owned subsidiary of Magic. This acquisition was recorded using the purchase method of accounting for a consideration of $1 and the assumption of net liabilities of approximately $144,000. Since the Company had decided not to continue with this business, the net assets originally recorded were expensed.

[c]   Magic Lantern Communications Ltd.

      Effective October 1, 1996, the Company acquired 100% of Magic and its subsidiaries for a purchase price of $1,553,315 calculated on a discounted basis. Magic is a Canadian corporation that distributes educational videos and provides related services. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                                         $
      --------------------------------------------------------------------------
      Goodwill                                                     2,219,623
      Net liabilities assumed                                       (575,126)
      Acquisition costs capitalized                                  (91,182)
      --------------------------------------------------------------------------
      Total purchase price                                         1,553,315
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

      The second promissory note of $546,867 is payable by cash payments of $312,500 on August 31, 1997 and $234,367 on August 31, 1998.
      Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1997 to issue common shares in lieu of the aforesaid payments as follows: 49,097 shares on August 31, 1997 and 36,821 shares on August 31, 1998. The payment of $65,000 and the issuance of 38,158 common shares satisfied the balance due of $312,500 on August 31, 1997 on September 5, 1997. The balance due of $234,367 on August 31, 1998 was satisfied by the issuance of 36,821 common shares [note 12[b]]. The fair value of this promissory note approximates its carrying value.

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
      ==========================================================================

      The goodwill arising from this acquisition is amortized over 10 years.

[e]   GalaVu Entertainment Network Inc.

      On September 13, 1999, pursuant to an Asset Purchase Agreement dated as of the 10th day of September, 1999, the Company, through its wholly-owned subsidiary, GalaVu, acquired, effective as of September 13th, 1999, substantially all of the property and assets [excluding accounts receivable] of GalaVu Entertainment Inc. The purchase price was satisfied by the issuance of 100,000 common shares of the Company and the issuance of a promissory note [the "Note"]. The Note is secured by a general security interest in all of GalaVu's present and after-acquired assets. The Note shall be payable in cash or in common shares of the Company annually, for the term consisting of each of the next five fiscal years in an amount equal to 50% of the earnings before interest, taxes, depreciation and amortization of GalaVu for the immediately preceding annual period. Pursuant to the provisions of the Note, the minimum amount to be received by the holder of the Note is as follows: fiscal 2001 - $300,000, fiscal 2002 - $500,000, fiscal 2003 - $750,000, fiscal 2004 -
      $875,000 and fiscal 2005 - $875,000. The present value of the Note, discounted at the Company's average borrowing rate (6.5%) amounted to $2,662,698. The fair value of the Note at August 31, 2000 approximated its carrying value. The interest accretion on the discounted note amounted to $173,076 during fiscal 2000. This acquisition was recorded using the purchase method of accounting and accordingly the purchase price has been allocated as follows:

                                                                     $
      --------------------------------------------------------------------------

      Property and equipment                                      3,487,498
      Assumption of liabilities                                    (529,440)
      --------------------------------------------------------------------------
      Total purchase price                                        2,958,058
      ==========================================================================

      For the year ended August 31, 2000, Gala Vu's gross revenue and loss before taxes were as follows:

                      Gross Revenue          $6,517,940
                      Loss before taxes      ($ 441,636)
                      Per share date:
                       Basic loss                 (0.15)
                       Diluted                    (0.15)

16. SEGMENTED INFORMATION

The Company operates in the entertainment, education and e-commerce industries. Business segment information for the years ended August 31, 2000, 1999 and 1998 are as follows:

                                                                       2000
                                                                       ----
                                 Entertainment      Education       E-commerce     Unallocated     Inter-segment         Total
                                                                                                    adjustments
                                       $                $               $                                $                 $
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                         14,320,649       5,247,764         586,756              --         (461,123)        19,694,046
Operating loss                           346,301       (645,208)       (914,315)       (822,515)            20,419       (2,015,318)
Identifiable assets                    8,592,258       3,492,952         396,652              --                --        12,481,862
Corporate assets                       4,975,030          68,644       (144,941)              --                --         4,898,733
Capital expenditures                     842,955         289,236          29,955              --                --         1,162,146
Depreciation and amortization          1,733,473         408,856         204,992              --                --         2,347,321
Income from equity investment                 --              --              --              --                --                --
====================================================================================================================================
                                                                       1999
                                                                       ----
                                 Entertainment      Education       E-commerce     Unallocated     Inter-segment         Total
                                                                                                    adjustments
                                       $                $               $                                $                 $
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                          8,115,127       5,192,378         596,951              --         (483,814)        13,420,642
Operating profit (loss)                  204,843       (594,824)       (229,599)              --         (246,693)         (866,273)
Identifiable assets                    4,389,308       4,290,025         351,555              --                --         9,030,888
Corporate assets                       4,923,498       (182,367)       1,030,002              --                --         5,771,133
Capital expenditures                     350,836         147,761         103,036              --                --           601,633
Depreciation and amortization            900,770         428,376         100,073              --                --         1,429,219
Income from equity investment                 --          28,576              --              --                --            28,576
====================================================================================================================================
                                                                       1998
                                                                       ----
                                                                                                   Inter-segment
                                 Entertainment      Education       E-commerce     Unallocated      adjustments          Total
                                       $                $               $                                $                 $
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                          8,498,545       5,054,376       1,367,430              --         (148,379)        14,771,972
Operating profit (loss)                1,266,418       (389,046)         418,385              --         (148,379)         1,147,378
Identifiable assets                    4,887,935       4,170,474         280,908              --                --         9,339,317
Corporate assets                       4,794,976         720,784       1,192,830              --                --         6,708,590
Capital expenditures                   1,787,043         223,700           1,800              --                --         2,012,543
Depreciation and amortization            784,113         434,449          92,127              --                --         1,310,689
Income from equity investment                 --        (25,658)              --              --                --          (25,658)
====================================================================================================================================

Operating income is equal to income before income taxes and minority interest, and includes deductions for items such as interest and depreciation and amortization. Identifiable assets by industry are those assets used in the Company's operations in each industry. Corporate assets are principally cash and cash equivalents, short-term investments and intangible assets. The Company now has a 100% interest in Viewer Services [1999 - 100%, 1998 - 50%]. The investment was accounted for on the equity basis until June 30, 1999 when the Company purchased the remaining 50% of Viewer Services. The Company's equity in the income of Viewer Services was $28,576 in 1999 [1998 loss - $25,658].

The Company's business segments all operate primarily in Canada.

Revenues from one customer of the Company's e-commerce segment represent $124,500 [$226,920 - 1999, $240,000 - 1998] of the e-commerce segment revenue.

The 1999 and 1998 comparative segmented information has been reclassified from statements previously presented to conform with the presentation of the 2000 segmented information.

17. RELATED PARTY TRANSACTIONS

Included in other receivables is approximately $155,000 [1999 - $160,000] of amounts due from employees and shareholders. The amounts are non-interest bearing and are due on demand.

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

19. SUBSEQUENT EVENTS

Pursuant to an asset purchase agreement dated September 1, 2000, Magic Lantern acquired the assets and business operations of Richard Wolff Enterprises, Inc., a company based in Illinois, for a purchase price of US$200,000. As a result, Magic Lantern has expanded its library of educational titles and now has access to the international distribution infrastructure formerly held by Richard Wolff Enterprises. The asset purchase agreement also contains a purchase price adjustment clause whereby the price may be adjusted upwards to a maximum of US$300,000 if certain revenue levels are achieved. Specifically, if gross revenues for the acquired business exceed US$500,000 for the 12 month period ending August 31, 2001, Magic Lantern will pay to Richard Wolff Enterprises US$50,000, and if gross revenues exceed US$600,000 for the second 12 month period ending August 31, 2002, Magic Lantern will pay to Richard Wolff Enterprises an additional US$50,000. In addition, the asset purchase agreement provides that Richard Wolff, President of Richard Wolff Enterprises, has agreed to act as a consultant to Magic Lantern for a term of 2 years to assist in the transition and growth of the business as it expands internationally.

On September 19, 2000 pursuant to an Agreement of Purchase and Sale dated as of August 4, 2000, the Company and its subsidiary NNAC acquired, effective August 31, 2000, certain shares and net assets from Cameron Chell and Chell.com Ltd. ("Chell.com"). Pursuant to the Agreement, the Company acquired: (a) 480,000 common shares of cDemo Inc. (23%); (b) 875,000 common shares of Engyro, Inc. (34%); (c) 150,000 common shares of C Me Run Corp. (1%); and (d) 60,000 common shares Chell.com USA (100%). In addition, NNAC acquired 962,500 common shares of eSupplies (Alberta) Ltd. (27%) as well as certain net assets from Chell.com.

This acquisition has not been reflected in the accompanying financial statements since shareholder approval to ratify the above purchase transaction was not voted on and approved until September 8, 2000.

In consideration for this acquisition, the Company issued 5,396,733 shares of its common stock and NNAC issued 1,928,267 special convertible shares to Cameron Chell, Chell.com and others. Each share issued by NNAC is convertible into one share of common stock of the Company. Pursuant to a Voting and Exchange Trust Agreement entered into with a trustee, whereby voting privileges have been granted, such shares issued by NNAC can be voted by the trustee immediately. The amount of shares issued was determined based upon an appraisal valuation of the investments and assets acquired which aggregated US $28,652,086.

Cameron Chell is the sole director and shareholder of Chell.com. Mr. Chell is also the President of Chell Group Corporation.

The shares of the Company that were issued in exchange for shares of C Me Run Corp. (421,829) and eSupplies (Alberta) Inc. (1,476,398) have been placed in escrow until such time as certain conditions are met.

On October 10, 2000, the Company closed the sale of US$3,000,000 of a Convertible 10% Debenture to the VC Advantage Limited Partnership ("Holder"). The principal amount of the Debenture will be advanced in three consecutive monthly installments of US$1,000,000 each, on or about the tenth day of each month beginning October 10, 2000. This unsecured convertible debenture is due three years from issue. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at the

Company's option. The Convertible Debenture is convertible into common stock of the Company, at US$3.00 per share, in amounts specified by the Holder. The maximum number of common shares the Holder will receive is one million. On the close date, the Company issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share. The warrants have a term of four years. The President of the Company is the Chairman, a Director and a shareholder of the General Partner of the Holder.

On September 8, 2000 the Company changed its name from Networks North Inc. to Chell Group Corporation. On September 25, 2000 the Company's wholly-owned subsidiary, Networks North Acquisition Corporation changed its name to Chell Merchant Capital Group Inc.

20. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The 1999 and 1998 comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2000 consolidated financial statements.

                             CHELL GROUP CORPORATION
                                    FORM 10-K
                                December 14, 2000

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit                                                      Location
------   ----------------------                                                      --------
 2.1    Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw
        Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly
        and NTN Interactive Network Inc., minus Schedules thereto..................+1, Exh. 10.1
 3.1    Articles of Incorporation, as amended to date......................................p. 59
 3.2    By-Laws, as amended to date........................................................p. 62
 4.1    Specimen Stock Certificate.........................................................p. 71
10.1    License Agreement, dated March 23, 1990, between NTN Communications,
        Inc. and NTN Interactive Network Inc. .....................................+2, Exh. 10.9
10.2    Stock Purchase Agreement, dated as of October 4, 1994, between NTN
        Canada and NetStar Enterprises Inc. (formerly, Labatt Communications
        Inc.).........................................................................+3, Exh. A
10.3    Option, dated as of October 4, 1994, registered in the name of NetStar
        Enterprises Inc. (formerly, Labatt Communications Inc)........................+3, Exh. B
10.4    Designation Agreement dated as of October 4, 1994, among NTN Canada,
        Inc., NTN Interactive Network Inc. and NetStar Enterprises Inc.
        (formerly Labatt Communications Inc.).........................................+3, Exh. C
10.5    Registration Rights Agreement, dated as of October 4, 1994, between NTN
        Canada and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.)....+3, Exh. D
10.6    Promissory Note of NTN Interactive Network Inc. registered in the name of Connolly-Daw Holdings, Inc. ............................................+1, Exh. 10.2
10.7    Promissory Note of NTN Interactive Network Inc., registered in the name of 1199846 Ontario Ltd. ...................................................+1, Exh. 10.3
10.8    Option Agreement, dated October 1, 1996, among Connolly-Daw Holdings
        Inc., NTN Interactive Network Inc. and NTN Canada, Inc. ...................+1, Exh. 10.5
10.9    Option Agreement, dated October 1, 1996, among 1199846 Ontario Ltd., NTN
        Interactive Network Inc. and NTN Canada, Inc. .............................+1, Exh. 10.6
10.10   Registration Rights Agreement, dated October 1, 1996, among NTN Canada,
        Inc., Connolly-Daw Holdings Inc. and 1199846 Ontario Ltd. .................+1, Exh. 10.4
10.11   Employment Agreement dated as of August 31, 1994, between NTN
        Interactive Network Inc. and Peter Rona...................................+4, Exh. 10.11
10.12   Management Agreement dated October 1, 1996, between Magic Lantern
        Communications Ltd. and Connolly-Daw Holdings Inc. .......................+4, Exh. 10.12

10.13   Employment Agreement dated October 1, 1996, between Magic Lantern
        Communications Ltd. and Douglas Connolly..................................+4, Exh. 10.13
10.14   Employment Agreement dated October 1, 1996, between Magic Lantern
        Communications Ltd. and Wendy Connolly....................................+4, Exh. 10.14
10.15   Asset Purchase Agreement, dated September 10, 1999, by and between
        1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc.,
        to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. ...............................................................+5, Exh. 10.15
10.16   Promissory Note, dated September 10, 1999, by and between 1373224
        Ontario Limited, as Debtor, and the Holder, as Creditor...................+5, Exh. 10.16
10.17   General Security Agreement, dated September 10, 1999, by and between
        1373224 Ontario Limited, to acquire the property and assets of GalaVu
        Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. ........................................+5, Exh. 10.17
10.18   Securities Pledge Agreement, dated September 10, 1999, by and between
        1373224 Ontario Limited to acquire the property and assets of GalaVu
        Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. ........................................+5, Exh. 10.18
10.19   Certificate to the Escrow Agent certifying that the conditions of
        Closing have been satisfied or waived.....................................+5, Exh. 10.19
10.20   Certificate to the Escrow Agent certifying that the conditions of
        Closing have not been satisfied or waived.................................+5, Exh. 10.20
10.21   Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of
        GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. ..............................+5, Exh. 10.21
10.22   Order of the Ontario Superior Court of Justice, dated September, 1999, approving the transaction contemplated herein, and vesting in the
        Purchaser the right, title and interest of GalaVu and the Receiver, if any, in and to the Purchased Assets, free and clear of the right, title and interest of any other person other than Permitted Encumbrances........+5, Exh. 10.22
10.23   Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario
        Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.................................................................+5, Exh. 10.23
10.24   Covenant of Networks North Inc. for valuable consideration to allot and issue and pay to the Receiver 100,000 common shares in accordance with the Purchase Agreement date September 10, 1999, between 1373224 Ontario
        Limited and the Receiver..................................................+5, Exh. 10.24
10.25   Agreement of Purchase and Sale dated August 4, 2000 by and among
        Networks North Inc., Networks North Acquisition Corp., Chell.com Ltd.
        and Cameron Chell.............................................................+6, Exh. A.
10.26   Valuation of Chell.com Ltd. as of May 31, 2000 by Stanford Keene..............+6, Exh. B.

 ........
22      List of Subsidiaries..............................................................p. 110
23      Business Sector Data..............................................................p. 111
27      Financial Data Schedule...............................................................++

----------

+1 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Current Report on Form 8-K (Date of
      Report: October 2, 1996) (File No. 0-18066), filed on October 17, 1996.
+2 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Annual Report on Form 10-K of NTN Communications, Inc., for its fiscal year ended December 31, 1990) (File No. 2-91761-C), filed on April 1, 1991.
+3 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Current Report on Form 8-K (Date of
      Report: October 4, 1994) (File No. 0-18066), filed on October 18, 1994.
+4 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Annual Report on Form 10-K (Date of
      Report: November 27, 1996) (File No. 0-18066), filed on December 16, 1996.
+5 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's 8-K (Date of Report: September 13,
      1997) (File No. 0-18066), filed on December 16, 1996.
+6 All Exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Definitive Proxy Statement on Form 14A of the Registrant (File No. 000-18066), filed with the Securities and Exchange Commission on August 8, 2000.
++    Filed electronically pursuant to Item 401 of Regulation S-T.