Form 10-Q
period 2000-11-30
CHELL GROUP CORP
filed 2001-01-16
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: November 30, 2000
Commission file number: 0-18066

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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 12, 2000: 8,358,663 shares of common stock, par value $.0467 per share.

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000

Item

Item 1. Financial Statements:

      Consolidated Balance Sheets -
            as at November 30, 2000 (unaudited) and August 31, 2000                  1

      Consolidated Statements of Operations and Retained Earnings -
            for the Three Months Ended November 30, 2000 and 1999 (unaudited)        2

      Consolidated Statements of Cash Flows -
            for the Three Months Ended November 30, 2000 and 1999 (unaudited)        3

      Notes to Consolidated Financial Statements                                     4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                9

PART II--OTHER INFORMATION

Item 2. Changes in Securities                                                        14

Item 4. Submission of Matters to a Vote of Security Holders                          15

Item 6. Exhibits and Reports on Form 8-K                                             16

SIGNATURE                                                                            17

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                           CONSOLIDATED BALANCE SHEETS
                   AS AT NOVEMBER 30, 2000 AND AUGUST 31, 2000
                         (Expressed in Canadian dollars)

===============================================================================
                                                     November 30,    August 31,
                                                        2000             2000
                                                    (unaudited)
                                                          $               $
-------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                             1,199,088       1,355,613
Short-term investments                                  287,852         269,727
Accounts receivable, trade - net of
     allowance for doubtful accounts of $185,500;
     August - $178,000                                2,997,726       3,154,134
Other receivables                                       168,460         216,990
Income taxes receivable                                 220,642         143,227
Inventory                                               220,652         206,216
Prepaid expenses                                        564,670         636,726
-------------------------------------------------------------------------------
Total current assets                                  5,659,090       5,982,633
-------------------------------------------------------------------------------
Property and equipment, net                           9,438,858       7,721,769
Software development costs, net                         187,500         200,000
Licenses, net of accumulated amortization               245,814         250,248
Goodwill, net of accumulated amortization             2,898,909       2,863,146
Notes receivable                                        160,000         160,000
Deposit on purchase                                     614,400              --
Other assets, net of amortization                       186,799         202,799
-------------------------------------------------------------------------------
                                                     19,391,370      17,380,595
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                       127,000         133,000
Accounts payable - trade                              2,369,065       1,375,414
Accrued liabilities                                   1,056,961       1,654,917
Current portion of long-term debt                       863,018         397,632
-------------------------------------------------------------------------------
Total current liabilities                             4,416,044       3,560,963
-------------------------------------------------------------------------------
Long-term debt                                        6,194,320       4,377,040
Deferred income taxes payable                            59,173          59,173
-------------------------------------------------------------------------------
Total liabilities                                    10,669,537       7,997,176
-------------------------------------------------------------------------------
Contingent liabilities
Shareholders' equity
Share capital
     900,000 preferred shares                            10,917          10,917
     8,358,163 common shares [August - 2,925,141]       556,596         183,235
     Capital in excess of par value                  12,380,399      10,124,777
Deficit                                              (4,226,079)       (935,510)
-------------------------------------------------------------------------------
Total shareholders' equity                            8,721,833       9,383,419
-------------------------------------------------------------------------------
                                                     19,391,370      17,380,595
===============================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               RETAINED EARNINGS (DEFICIT)
            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999
                   (Expressed in Canadian dollars - unaudited)

================================================================================
                                                     November 30,   November 30,
                                                         2000           1999
                                                           $              $
--------------------------------------------------------------------------------

REVENUE
Network services                                      1,626,071      1,598,024
Pay-TV                                                1,785,106      1,836,700
Event programming                                        61,207        100,700
Ad sponsorship                                           58,845        195,810
Video/software sales                                  1,055,879      1,438,879
Video dubbing                                           159,975        219,491
Digital encoding                                        228,609        102,547
Other                                                    27,173         43,455
--------------------------------------------------------------------------------
                                                      5,002,865      5,535,596
--------------------------------------------------------------------------------

COST OF SALES
Network services                                        579,812        527,266
Pay-TV                                                  728,268        511,800
Event programming                                            --         18,938
Ad sponsorship                                               --          3,750
Video/software sales                                    432,062        682,460
Video dubbing                                             8,560         56,088
Digital encoding                                          5,916          2,412
Other                                                        --          4,476
--------------------------------------------------------------------------------
                                                      1,754,618      1,807,190
--------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative expenses          5,195,065      2,587,398
Bad debt                                                 34,879          4,540
Interest and bank charges                                92,455         80,179
Write off of leasehold improvements                     355,560             --
Depreciation and amortization                           850,677        499,477
--------------------------------------------------------------------------------
Income (loss) before undernoted                      (3,280,389)       556,812
Provision for income taxes                                   --        298,458
Minority interest                                        10,180         (4,253)
--------------------------------------------------------------------------------
Net income (loss) and comprehensive
  income (loss) for the period                       (3,290,569)       262,607
Retained earnings (deficit), beginning of period       (935,510)     1,050,332
--------------------------------------------------------------------------------
Retained earnings (deficit), end of period           (4,226,079)     1,312,939
================================================================================

Earnings (loss) per share:
Basic                                                     (0.39)          0.09
Diluted                                                   (0.39)          0.09
================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999
                   (Expressed in Canadian dollars - unaudited)

================================================================================
                                                      November 30,  November 30,
                                                         2000          1999
                                                          $              $
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss) and comprehensive income
     (loss) for the period                            (3,290,569)       262,607
Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                       850,677        499,477
     Accretion of interest on non-interest
          bearing promissory notes                        45,896         43,269
     Write-off of leasehold improvements                 355,560             --
     Write-off of prepaids arising from Chell
          asset purchase                                 359,662             --
Changes in assets and liabilities:
     Increase in short-term investments                  (18,125)          (873)
     Decrease (increase) in accounts
          receivable, trade                              156,408     (2,626,013)
     Decrease (increase) in income taxes
          receivable                                     (77,415)       157,464
     Decrease (increase) in inventory                    (14,436)        13,441
     Decrease (increase) in prepaid expenses             126,095       (248,728)
     Decrease in other accounts receivable                49,934             --
     Increase in accounts payable and accrued
          liabilities                                    349,797        685,912
     Increase in income taxes payable                         --        133,542
--------------------------------------------------------------------------------
Cash used in operating activities                     (1,106,516)    (1,079,902)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                      (738,956)      (374,757)
Increase in deposit on purchase                         (614,400)            --
--------------------------------------------------------------------------------
Cash used in investing activities                     (1,353,356)      (374,757)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                         (6,000)        (6,000)
Increase in notes and loans payable                    2,296,599         15,967
Repayment of notes and loans payable                     (13,933)            --
Proceeds from exercise of options                         26,681             --
--------------------------------------------------------------------------------
Cash provided by financing activities                  2,303,347          9,967
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents
     during the period                                  (156,525)    (1,444,692)
Cash and cash equivalents, beginning of period         1,355,613      2,018,122
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period               1,199,088        573,430
================================================================================

--------------------------------------------------------------------------------
Income Taxes Paid                                         77,415          2,500
Interest Paid                                             46,559         36,910

      Non cash items arose from the purchase of Chell.com assets during the 2001 First Fiscal Quarter. They are: $1,723,779 of property & equipment, $107,589 of goodwill, $54,039 of prepaids, $16,000 other assets and in addition shares were issued (Note 5).

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 1999 (unaudited)

Note 1. Basis of Presentation

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on December 14, 2000. The results of operations for the three months ended November 30, 2000 are not necessarily indicative of the results for the full fiscal year ending August 31, 2001.

Note 2. General

      The financial statements of the Company for the three months ended November 30, 2000 (the "2001 First Fiscal Quarter"), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Ltd., NTN Interactive Network Inc. ("NTNIN"), 3484751 Canada Inc. and GalaVu Entertainment Network Inc. ("GalaVu"), NTNIN's wholly-owned subsidiaries Magic Lantern Communications Ltd. ("Magic") and Interlynx Multimedia Inc. ("Interlynx").

      The financial statements of the Company for the three months ended November 30, 1999 (the "2000 First Fiscal Quarter"), include the operations of the Company's wholly-owned subsidiaries NTN Interactive Network Inc. ("NTNIN"), 3484751 Canada Inc. and GalaVu Entertainment Network Inc. ("GalaVu"), NTNIN's wholly-owned subsidiaries Magic Lantern Communications Ltd. ("Magic") and Interlynx Multimedia Inc. ("Interlynx").

      Magic conducts its operations directly and through its wholly-owned subsidiaries, 745695 Ontario Ltd. ("Custom Video"), B.C. Learning Connection Inc. ("BCLC"), and 1113659 Ontario Ltd. ("Viewer Services") and its 75% ownership of the outstanding shares of Sonoptic Technologies Inc. ("Sonoptic"). Effective September 1, 2000 the operations of BCLC and Custom Video were merged with Magic and the BCLC and Custom Video corporations were wound up. Also, effective September 1, 2000 Magic's wholly-owned subsidiary TutorBuddy.com Inc. commenced operations.

      Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the three months ended
        November 30, 2000 and November 30, 1999

                                                            2000
=================================================================================================================
                                                                            ASP      Inter-segment
                           Entertainment    Education      E-commerce     Services    adjustments        Total
                                 $              $               $                           $              $
-----------------------------------------------------------------------------------------------------------------
Total revenue                3,556,462      1,314,560        184,000             --        (52,157)     5,002,865
Operating profit (loss)       (210,706)      (192,188)      (128,325)    (2,799,656)        50,486     (3,280,389)
Net income (loss)             (210,706)      (202,368)      (128,325)    (2,799,656)        50,486     (3,290,569)
Total asset                 13,658,107      4,092,117        292,104      1,349,042             --     19,391,370
Current liabilities          2,852,109        986,479        153,153        424,303             --      4,416,044
Total liabilities            8,169,415      1,922,666        153,153        424,303             --     10,669,537
=================================================================================================================

                                                         1999
==========================================================================================================
                                                                        ASP      Inter-segment
                          Entertainment  Education     E-commerce     Services    adjustments      Total
                                $            $             $                           $             $
----------------------------------------------------------------------------------------------------------
Total revenue               3,838,944    1,570,697      190,220              --      (64,265)    5,535,596
Operating profit (loss)       579,706       48,860     (264,865)             --      193,111       556,812
Net income (loss)             281,248       53,113     (264,865)             --      193,111       262,607
Total asset                12,519,966    3,898,105    2,477,305              --           --    18,895,376
Current liabilities         1,721,897    1,209,639       99,423              --           --     3,030,959
Total liabilities           5,371,703    1,220,653      952,286              --           --     7,544,642
==========================================================================================================

Note 4. Earnings per share

Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months ended November 30, 2000 and November 30, 1999:

                                                          2000           1999
Numerator:
 Net income (loss) (numerator for basic and diluted
 earnings (loss) per share)                           $(3,290,569)   $   262,607
                                                      ===========    ===========

Denominator:
 For basic - weighted
 average number of shares                               8,356,045      2,856,641

Effect of dilutive securities:
 Convertible preferred shares                                  --        192,857
 Convertible promissory notes                                  --             --
 Employee stock options                                        --             51
                                                      -----------    -----------

Denominator for diluted earnings (loss) per share -
adjusted weighted average number of shares
and assumed conversions                                 8,356,045      3,049,549
                                                      ===========    ===========

Basic earnings (loss) per share                       $     (0.39)   $      0.09
                                                      ===========    ===========
Diluted earnings (loss) per share                     $     (0.39)   $      0.09
                                                      ===========    ===========

Note 5. Purchase of assets and shares from Chel.com Ltd. and Cameron Chell

      On September 19, 2000 pursuant to an Agreement of Purchase and Sale dated as of August 4, 2000, the Company and its subsidiary Chell Merchant Capital Group acquired, effective August 31, 2000, certain shares and assets from Cameron Chell and Chell.com Ltd. ("Chell.com"), a Company owned 100% by Cameron Chell. Pursuant to the Agreement, the Company acquired: (a) 480,000 common shares of cDemo Inc. (23%); (b) 875,000 common shares of Engyro, Inc. (34%); (c) 150,000 common shares of cMeRun Corp. (1%); and (d) 60,000 common shares of Chell.com USA (100%). In addition, Chell Merchant Capital Group acquired 962,500 common shares of eSupplies (Alberta) Ltd. (27%) as well as certain assets from Chell.com.

      This acquisition was not reflected in the financial statements for the year ended August 31, 2000 since shareholder approval to ratify the above purchase transaction was not voted on and approved until September 8, 2000.

      In consideration for this acquisition, the Company issued 5,396,733 shares of its common stock and Chell Merchant Capital Group issued 1,928,267 special convertible shares to Cameron Chell, Chell.com and others. Each share issued by Chell Merchant Capital Group is convertible into one share of common stock of the Company. Pursuant to a Voting and Exchange Trust Agreement entered into with a trustee, whereby voting privileges have been granted, such shares issued by Chell Merchant Capital Group can be voted by the trustee immediately. The amount of shares issued was determined based upon an appraisal valuation of the investments and assets acquired which aggregated US $28,652,086.

      The shares of the Company that were issued in exchange for the shares of cMeRun Corp. (421,829) and eSupplies (Alberta) Inc. (1,476,398) have been placed in escrow and the investments in such companies will not be recorded until such time as certain contingent conditions are met.

      As a result of the above, Cameron Chell and Chell.com now own in excess of 65% of the Company's outstanding common stock, that is the Company has in effect been acquired in a reverse acquisition.

      This acquisition of the Company by Cameron Chell and Chell.com and the acquisition by the Company of the equity interests, as described in the first paragraph, are reflected at historical cost in the Company's separate financial statements.

      The Company will reflect the minority equity investments using the equity method of accounting.

Note 6. Purchase of Richard Wolff Enterprises, Inc. assets

      Pursuant to an asset purchase agreement dated September 1, 2000, Magic acquired the assets and business operations of Richard Wolff Enterprises, Inc. ("RWE"), a company based in Illinois, for a purchase price of $289,590 calculated on a discounted basis. As a result, Magic has expanded its library of educational titles and now has access to the international distribution infrastructure formerly held by RWE. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to property and equipment. The purchase price was satisfied by $154,825 in cash and the issuance of four promissory notes with maturity values aggregating $147,350. These promissory notes mature over a period of two years. The fair values of these promissory notes approximate their carrying value.

      The asset purchase agreement also contains a purchase price adjustment clause whereby the price may be adjusted upwards to a maximum of an additional US$100,000 if certain revenue levels are achieved. Specifically, if gross revenues for the acquired business exceed US$500,000 for the 12 month period ending August 31, 2001, Magic will pay to RWE US$50,000, and if gross revenues exceed US$600,000 for the second 12 month period ending August 31, 2002, Magic will pay to RWE an additional US$50,000.

      The operating results related to the acquisition are included in the Company's consolidated statements of operations and retained earnings from the date of acquisition. Pro-forma information has not been provided for the prior year because it is not material.

Note 7. Deposit on purchase of Applicationstation.com, Inc. shares

      On November 22, 2000, the Company entered into an agreement with Chell.com Ltd. to participate in the purchase of a 51% interest in the shares of ApplicationStation.com, Inc. The Company will provide a deposit of US$1,000,000 to Chell.com Ltd. for its 25% share of the 51% interest in the shares of ApplicationStation.com, Inc. As at November 30, 2000, the deposit that has been provided is US$400,000. The remaining US$600,000 will be provided as a deposit, pursuant to the Company receiving further financing from VC Advantage Limited Partnership. If the remaining US$600,000 is not paid three days prior to the scheduled closing date, at the option of Chell.com Ltd., the deposit will be returned or the deposit will be used to purchase the pro rata portion of the 51% interest in the shares of ApplicationStation.com, Inc.

Note 8. Convertible debenture

      On October 3, 2000, the Company closed the sale of US$3,000,000 of a Convertible 10% Debenture to the VC Advantage Limited Partnership ("Holder"). As at November 30, 2000 US$1,400,000 has been advanced. This unsecured convertible debenture is due three years from issue. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at the Company's option. The Convertible Debenture is convertible into common stock of the Company, at US$3.00 per share, in amounts specified by the Holder. The maximum number of common shares the Holder will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to the Holder. The warrants have a term of four years. The President of the Company is the Chairman, a Director and a shareholder of the General Partner of the Holder.

Note 9. Contingent Liabilities

      On June 18, 1992, Interactive Network Inc., a third party, instituted proceedings against Communications, NTN Interactive Network Inc. and the Company in the Federal Court of Canada and in the California Supreme Court claiming patent infringement. It is the opinion of the Company's management that this patent infringement claim will be successfully defended.

      Canada Customs and Revenue Agency is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to NTN Communications, Inc. No assessment has been made to date by Canada Customs and Revenue Agency. Management believes that it has valid defenses with respect to these matters and, accordingly, no amount has been recorded in these consolidated financial statements. In the event that such matters are settled in favour of Canada Customs and Revenue Agency, the amounts could be material and would be recorded in the period in which they become determinable.

Note 10. Changes in share capital

      During the three months ended November 30, 2000, the following transactions resulted in the issuance of 6,909,421 common shares of the Company. The acquisition of certain assets of Chell.com and Cameron Chell was satisfied by the issuance of 6,903,171 common shares of the Company. Also during the three months ended November 30, 2000, options totaling 6,250 were exercised resulting in the issuance of additional 6,250 common shares of the Company.

Note 11. Recent pronouncements

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

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of the provisions of SAB No. 101 in the first quarter of fiscal 2001 did not have a material impact on the Company's financial position or its results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."(SFAS No. 133). SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company adopted this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS No. 133 until that time. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or its results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars.

General

      Chell Group Corporation is engaged in the business of defining, building and re-engineering businesses, interactive entertainment services and electronic/online products and services using new economy technologies to maximize market value. The Company's main business strategy is to operate or invest in companies that represent the latest in technological innovations. In that regard, the Company has two main categories of companies: operating subsidiaries and investment companies. The Company applies its expertise, industry contacts, and market foresight to these companies in order to create shareholder value. The core businesses of the Company are the merchant capital services provided through Chell Merchant Capital Group Inc. (referred to as the "Merchant Capital Group") and the interactive entertainment services provided by NTN IN. In addition, GalaVu is a technology based entertainment provider of interactive in-room entertainment systems to hotels across Canada; the Magic Lantern Group is involved in the marketing and distribution of educational video and media resources and the conversion of analog video to digital video formats; and Interlynx designs and develops web-based training software.

Highlights of the Three Months Ended November 30, 2000

      During the 2001 First Fiscal Quarter, the Company completed the purchase of certain assets and shares from Chell.com and Cameron Chell. In addition Magic completed the purchase of assets from Richard Wolff Enterprises, Inc. ("RWE") effective September 1, 2000. On October 3, 2000, the Company closed the sale of US$3,000,000 of a Convertible 10% Debenture to the VC Advantage Limited Partnership. To date US$1,400,000 has been advanced.

Results of Operations for the Three Months ended November 30, 2000

      The Company's total revenues for the 2001 First Fiscal Quarter were $5,002,865, compared to $5,535,596 for the 2000 First Fiscal Quarter, a decrease of $532,731 or 9.6%.

      Revenues from network services for the 2001 First Fiscal Quarter were $1,626,071, compared to $1,598,024 for the 2000 First Fiscal Quarter, an increase of $28,047 or 1.8%. These revenues are relatively constant between years due to the number of Hospitality sites remaining at approximately the same level between the 2001 and 2000 First Fiscal Quarters.

      Revenues from Pay-tv for the 2001 First Fiscal Quarter were $1,785,106 compared to $1,836,700 for the 2000 First Fiscal Quarter, a decrease of $51,594 or 2.8%. This decrease can be attributed to fewer popular movies available in the 2001 First Fiscal Quarter than in the 2000 First Fiscal Quarter.

      Revenues from event programming for the 2001 First Fiscal Quarter were $61,207, compared to $100,700 for the 2000 First Fiscal Quarter, a decrease of $39,493 or 39.2%. The decrease was due to a decreased number of corporate events hosted in the 2001 First Fiscal Quarter when compared to the number of events hosted in 2000 First Fiscal Quarter.

      Revenues from ad sponsorship were $58,845 for the 2001 First Fiscal Quarter, compared to $195,810 for the 2000 First Fiscal Quarter, a decrease of 136,965 or 69.9%. The decrease was the result of a decrease in the number and size of corporate sponsors over the level experienced in the previous period.

      Revenues from video and software sales for the 2001 First Fiscal Quarter were $1,055,879, compared to $1,438,879 for the 2000 First Fiscal Quarter, a decrease of $383,000 or 26.6%. In the First Fiscal Quarter of 2000, a one time large sale of $294,600 was recorded that resulted in abnormally high revenue when year compared to 2001 First Fiscal Quarter.

      Revenues from video dubbing were $159,975 for the 2001 First Fiscal Quarter compared to $219,491 for the 2000 First Fiscal Quarter, a decrease of $59,516 or 27.1%. This decrease can be attributed to management's decision to reduce efforts on attracting 3rd party revenue and to concentrate on internal production.

      Revenues from digital encoding were $228,609 for the 2001 First Fiscal Quarter, compared to $102,547 for the 2000 First Fiscal Quarter, an increase of $126,062 or 122.9%. The increase can be attributed to increased demand for digital services and the greater sales effort in this area.

      Total cost of sales for the 2001 First Fiscal Quarter were $1,754,618, compared to $1,807,190 for the 2000 First Fiscal Quarter, a decrease of $52,572 or 2.9%. The decrease is commensurate with the decreased sales levels experienced offset by increased cable costs in the Pay-tv segment. As a percentage of revenues, cost of sales increased in the 2001 First Fiscal Quarter to 35.1% from 32.6% in the 2000 First Fiscal Quarter.

      Total selling, general and administrative expenses for the 2001 First Fiscal Quarter were $5,195,065, compared to $2,587,398 for the 2000 First Fiscal Quarter, an increase of $2,607,667 or 100.8%. The increase was caused mainly by the addition of the ASP Services segment, which accounted for an increase of $2,691,020. As a percentage of the Company's total revenues, such expenses increased to 103.8% for the 2001 First Fiscal Quarter from 46.7% for the 2000 First Fiscal Quarter.

      During the 2001 First Fiscal Quarter, Chell Merchant Capital Group Inc. vacated certain leased space and as a result the Company wrote off the net book value of the related leasehold improvements in the amount of $355,560. There were no similar transactions in the 2000 First Fiscal Quarter.

      Interest and bank charges for the 2001 First Fiscal Quarter were $92,455, compared to $80,179 for the 2000 First Fiscal Quarter, an increase of $12,276 or 15.3%. This increase results from an increase in debt related to the purchase of the RWE assets and the sale of the convertible debenture. As a percentage of the Company's total revenues, interest and bank charges increased to 1.8% for the 2001 First Fiscal Quarter from 1.4% for the 2000 First Fiscal Quarter.

      Total depreciation and amortization expense for the 2001 First Fiscal Quarter was $850,677, compared to $499,477 for the 2000 First Fiscal Quarter, an increase of $351,200 or 70.3%. This increase is primarily the result of depreciation on the fixed assets acquired from RWE and Chell.com Ltd.

      There was no provision of income taxes recorded in the 2001 First Fiscal Quarter compared with a provision for income taxes of $298,458 for the 2000 First Fiscal Quarter. As the tax provision is based upon the individual company's taxable income, no provision was incurred as the companies are not in a taxable position.

      The minority interest share in profit for the 2001 First Fiscal Quarter was $10,180. This is compared to the minority interest share in losses for the 2000 First Fiscal Quarter of $4,253, an overall change of $14,433. This change results from profitable operations in Sonoptic Technologies Inc., in which there is a 25% minority interest.

      As a result of all of the above, the net loss for the 2001 First Fiscal Quarter was $3,290,569, compared to net income of $262,607 for the 2000 First Fiscal Quarter, a decrease of $3,553,176. The 2001 First Fiscal Quarter loss resulted primarily from the addition of Chell Merchant Capital Group Inc. and Chell.com (USA) Inc. to the Company and their activities including the provision of services to developing ASP companies in which the Company has invested.

Liquidity and Capital Resources

      At November 30, 2000, the Company had working capital of $1,243,046, a decrease of $1,178,624 from working capital of $2,421,670 at August 31, 2000.

      For the 2001 First Fiscal Quarter, the Company had a net decrease of cash of $156,525 compared to a net decrease of $1,444,692 in the 2000 First Fiscal Quarter.

      Cash used in operating activities for the 2001 First Fiscal Quarter was $1,106,516, compared to $1,079,902 used in operating activities in the 2000 First Fiscal Quarter. In 2001, the major items that contributed to cash being used in operating activities were as follows: the net loss with non-cash expenses added back of $1,678,774 and the increase in income taxes receivable of $77,415. The major items that contributed to cash being provided by operating activities were as follows: the decrease in accounts receivable of $156,408, decreases in prepaid expenses of $126,095 and increases in accounts payable and accrued liabilities of $349,797. In 2000, the major items that contributed to cash being provided by operating activities were as follows: net income with non-cash expenses added back of $805,353, decreases in income taxes receivable and inventory of $157,464 and $13,441 respectively, and increases in accounts payable and accrued liabilities and income taxes payable of $685,912 and $133,542 respectively. The major uses of operating funds included increases in accounts receivable and prepaid expenses of $2,626,013 and $248,728 respectively.

      Cash used in investing activities in the 2001 First Fiscal Quarter was $1,353,356 compared to the $374,757 used in investing activities in the 2000 First Fiscal Quarter, an increase of $978,599. This increase was the result of additions to property and equipment and the deposit of $614,400 on the purchase of shares in ApplicationStation.com, Inc.

      Cash provided by financing activities in the 2001 First Fiscal Quarter was $2,303,347, compared to the $9,967 provided in the 2000 First Fiscal Quarter. The increase is primarily due to the sale of the convertible debenture.

      Management believes that the Company's working capital position and current borrowings provide the necessary liquidity for its planned activities in the current year. Additional external financing will not be required for its operating activities during the year ending August 31, 2001 (the "2001 Fiscal Year").

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the three months ended November 30, 2000 and 1999 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2001 Fiscal Year.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

      Pursuant to the Board of Directors authorization and a vote of a majority of the issued and outstanding voting securities of the Company at the Annual Meeting of Shareholders held on September 8, 2000, the following changes in the Company's securities were executed by Certificate of Amendment of the Company's Certificate of Incorporation:

      The Company is authorized to issue a special class of voting stock (the "Special Voting Stock"), to carry out obligations of the Company with respect to the purchase by the Company of certain assets and shares owned by Cameron Chell and Chell.com Ltd. pursuant to an Agreement dated August 4, 2000. Each outstanding share of Special Voting Stock shall be entitled at any relevant date to the number of votes on all matters presented to the shareholders equal to (i) the number of Exchangeable Shares of Networks North Acquisition Corp, a wholly owned subsidiary of the Company that was incorporated to facilitate the purchase of the assets and shares owned by Cameron Chell and Chell.com Ltd., then issued and outstanding and held by holders (other than the Company or any of its subsidiaries) multiplied by (ii) the number of votes to which a holder of one share of the Common Stock of the Company is entitled with respect to such matter. No dividend or distribution of assets shall be paid to the holders of Special Voting Stock. The Special Voting Stock is not convertible into any other class or series of the capital stock of the Company or into cash, property or other rights, and may not be redeemed. Any shares of Special Voting Stock purchased or otherwise acquired by the Company shall be deemed retired and shall be cancelled and may not thereafter be reissued or otherwise disposed of by the Company. At such time as the Special Voting Stock has no votes attached to it because there are no "Exchangeable Shares" outstanding, the Special Voting Stock shall be cancelled. In respect of all matters concerning the voting of shares, the Company's Common Stock and the Special Voting Stock shall vote as a single class and such voting rights shall be identical in all respects.

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

        None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:

Exhibit
Number                             Title

  3.1 Certificate of Incorporation, as amended to date.
  3.2 By-Laws, as amended to date.
 10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc.+
 10.2 Stock Purchase  Agreement,  dated as of October 4, 1994, between NTN
      Canada  Inc.  and  NetStar   Enterprises  Inc.   (formerly,   Labatt
      Communications Inc.). +
      Option, dated as of October 4, 1994, registered in the name of NetStar Enterprises Inc. (formerly, Labatt Communications Inc).+
 10.4 Designation Agreement dated as of October 4, 1994, among Networks North Inc. (formerly know as NTN Canada, Inc.), NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.). +
10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as Creditor. +
10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +

10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
10.24 Covenant of Networks North Inc., dated September 13, 1999, to allot and issue and pay to the Bank in writing 100,000 common shares of NETN.
11    Computation of Earnings Per Share (see note 4).
22    List of Subsidiaries
+     Incorporated by reference.  See Exhibit Index.

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K (Date of Report: October 4,
2000) with the Commission on October 4, 2000, reporting that on September 19, 2000 pursuant to an Agreement of Purchase and Sale dated as of August 4, 2000 ("the Agreement"), the Company and its wholly owned subsidiary Chell Merchant Capital Group, Inc f/k/a Networks North Acquisition Corp ("CMCG") acquired, effective August 31, 2000, certain assets and shares from Cameron Chell and Chell.com Ltd.

      The Company filed a Current Report on Form 8-K (Date of Report: October 19, 2000) with the Commission on October 19, 2000, reporting the resignation of Ernst & Young LLP as the Company's auditors.

      The Company filed a Current Report on Form 8-K (Date of Report: November 9, 2000) with the Commission on November 9, 2000, reporting the engagement of Lazar Levine & Felix LLP as the Company's auditors for the fiscal year ended August 31, 2000.

      The Company filed an Amended Current Report on Form 8-KA (Date of Report:
      December 4, 2000) with the Commission on December 4, 2000, reporting Pro-forma Financial Statements in connection with the Agreement of Purchase and Sale dated as of August 4, 2000, between the Company, Chell Merchant Capital Group, Cameron Chell and Chell.com Ltd.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NETWORKS NORTH INC.

Dated: January 16, 2001            By:         /s/ Cameron Chell
                                       ----------------------------------------
                                       Cameron Chell,
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)


Dated: January 16, 2001            By:         /s/ Don Pagnutti
                                       ----------------------------------------
                                       Don Pagnutti,
                                       Principal Financial Officer

                               NETWORKS NORTH INC.
                                    FORM 10-Q
                                November 30, 2000

                                  EXHIBIT INDEX

Exhibit
 Number                     Description of Exhibit                    Location
-------                     ----------------------                    ---------
3.1 Certificate of Incorporation, as amended to date +1, Exh. 3.1 3.2 By-Laws, as amended to date +1, Exh. 3.2
10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc. +2, Exh. 10.9
10.2 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto +3, Exh. 10.1
10.4 Designation Agreement dated as of October 4, 1994, among Networks North Inc. (formerly known as NTN Canada, Inc.), NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.) +4, Exh. C
10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +5, Exh. 10.1 10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as Creditor. +5, Exh. 10.2
10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+5, Exh. 10.3
10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu+5, Exh. 10.4
10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+5, Exh. 10.9
10.24 Covenant of Networks North Inc. for valuable consideration to allot and issue and pay to the Bank in writing 100,000 common shares of NETN. +5, Exh. 10.10
11.    Computation of Earnings Per Share (Note 4).
22     List of Subsidiaries +1, Exh. 22

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