Form 10-Q
period 2001-02-28
CHELL GROUP CORP
filed 2001-04-13
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: February 28, 2001
Commission file number: 0-18066

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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 11, 2001: 9,328,065 shares of common stock, par value $.0467 per share.

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:                                               Page

     Consolidated Balance Sheets -
          as at February 28, 2001 (unaudited) and August 31, 2000             1

     Consolidated Statements of Operations and Retained Earnings (deficit) -
          for the Six Months Ended February 28, 2001 and
          February 29, 2000 (unaudited)                                       2

     Consolidated Statements of Operations and Retained Earnings (deficit) -
          for the Three Months Ended February 28, 2001 and
          February 29, 2000 (unaudited)                                       2

     Consolidated Statements of Cash Flows -
          for the Six Months Ended February 28, 2001 and
          February 29, 2000 (unaudited)                                       3

     Notes to Consolidated Financial Statements                               4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 10

PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                 16

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 6. Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                    19

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                           CONSOLIDATED BALANCE SHEETS
                   AS AT FEBRUARY 28, 2001 AND AUGUST 31, 2000
                         (Expressed in Canadian dollars)

==============================================================================================
                                                           February 28, 2001
                                                               (unaudited)     August 31, 2000
                                                                    $                  $
==============================================================================================
ASSETS
Current
Cash and cash equivalents                                          221,675        1,355,613
Short-term investments                                              19,532          269,727
Accounts receivable, trade - net of allowance for doubtful
         accounts of $227,000; August - $178,000                 3,055,123        3,154,134
Other receivables                                                   96,360          216,990
Income taxes receivable                                            241,718          143,227
Inventory                                                          218,823          206,216
Prepaid expenses                                                   751,522          636,726
----------------------------------------------------------------------------------------------
Total current assets                                             4,604,753        5,982,633
----------------------------------------------------------------------------------------------
Property and equipment, net                                      9,148,828        7,721,769
Software development costs, net                                    175,000          200,000
Licenses, net of accumulated amortization                          240,074          250,248
Goodwill, net of accumulated amortization                        2,946,655        2,863,146
Notes receivable                                                   461,100          160,000
Deposit on purchase                                              1,689,710               --
Other assets, net of amortization                                  383,482          202,799
----------------------------------------------------------------------------------------------
                                                                19,649,602       17,380,595
==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness                                                  121,000          133,000
Accounts payable - trade                                         2,292,180        1,375,414
Accrued liabilities                                                994,480        1,654,917
Current portion of long-term debt                                3,296,495          397,632
----------------------------------------------------------------------------------------------
Total current liabilities                                        6,704,155        3,560,963
----------------------------------------------------------------------------------------------
Long-term debt                                                   6,602,190        4,377,040
Deferred income taxes payable                                       59,173           59,173
----------------------------------------------------------------------------------------------
Total liabilities                                               13,365,518        7,997,176
----------------------------------------------------------------------------------------------
Contingent liabilities
Shareholders' equity
Share capital
     900,000 preferred shares                                       10,917           10,917
     8,531,637 common shares [August - 2,925,141]                  568,777          183,235
     Capital in excess of par value                             13,352,442       10,124,777
    Deficit                                                     (7,648,052)        (935,510)
----------------------------------------------------------------------------------------------
Total shareholders' equity                                       6,284,084        9,383,419
----------------------------------------------------------------------------------------------
                                                                19,649,602       17,380,595
==============================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
                   (Expressed in Canadian dollars - unaudited)

==============================================================================================================
                                                   For Three Months Ended            For Six Months Ended
                                                February 28,    February 29,    February 28,     February 29,
                                                    2001            2000            2001              2000
                                                     $               $               $                 $
==============================================================================================================
REVENUE
Network services                                 1,648,269        1,678,538        3,274,340        3,276,562
Pay-TV                                           1,511,369        1,409,200        3,296,475        3,245,900
Event programming                                  136,492          108,451          197,699          209,151
Ad sponsorship                                      13,446           93,488           72,291          289,298
Video/software sales                               902,800          992,510        2,118,654        2,650,880
Digital encoding                                   309,143          140,562          537,752          243,109
Other                                               47,949            3,151           75,122           46,596
--------------------------------------------------------------------------------------------------------------
                                                 4,569,468        4,425,900        9,572,333        9,961,496
--------------------------------------------------------------------------------------------------------------

COST OF SALES
Network services                                   624,377          568,001        1,205,189        1,095,267
Pay-TV                                             586,786          676,100        1,315,054        1,187,900
Event programming                                    1,340           21,976              340           40,914
Ad sponsorship                                          --            7,530               --           11,280
Video/software sales                               326,133          368,959          723,807        1,107,507
Digital encoding                                     8,140           43,776           14,055           46,188
Other                                                   --           36,006               --           40,482
--------------------------------------------------------------------------------------------------------------
                                                 1,546,776        1,722,348        3,258,445        3,529,538
--------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative
expenses                                         5,389,974        2,928,099       10,627,987        5,515,497
Bad debt                                            32,150          110,972           67,029          115,512
Interest and bank charges                          199,763           68,290          292,218          148,469
Write off of leasehold improvements                     --               --          355,560               --
Depreciation and amortization                      797,453          608,865        1,648,130        1,108,342
--------------------------------------------------------------------------------------------------------------
Loss before undernoted                          (3,396,648)      (1,012,674)      (6,677,036)        (455,862)
Provision for (recovery of) income taxes                --          (75,458)              --          223,000
Minority interest                                   25,326            1,322           35,506           (2,931)
--------------------------------------------------------------------------------------------------------------
Loss and comprehensive loss for the period      (3,421,974)        (938,538)      (6,712,542)        (675,931)

Retained earnings (deficit), beginning of
period                                          (4,226,078)       1,312,939         (935,510)       1,050,332
--------------------------------------------------------------------------------------------------------------
Retained earnings (deficit), end of period      (7,648,052)         374,401       (7,648,052)         374,401
==============================================================================================================

Earnings (loss) per share:
Basic                                                (0.41)           (0.33)           (0.80)           (0.24)
Diluted                                              (0.41)           (0.33)           (0.80)           (0.24)
==============================================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                   (Expressed in Canadian dollars - unaudited)

=========================================================================================================
                                                                    February 28, 2001   February 29, 2000
                                                                             $                    $
=========================================================================================================
OPERATING ACTIVITIES
Net income (loss) and comprehensive income (loss) for the period        (6,712,542)          (675,931)
Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                       1,648,130          1,108,342
     Accretion of interest on non-interest bearing promissory notes         91,721             86,538
     Write-off of leasehold improvements                                   355,560                 --
     Services rendered for shares                                          429,766                 --
     Warrants issued                                                       152,702                 --
     Write-off of prepaids arising from Chell asset purchase               367,235                 --
Changes in assets and liabilities:
     Decrease in short-term investments                                    250,195              3,303
     Decrease (increase) in accounts receivable, trade                      99,011         (1,436,095)
     Decrease (increase) in income taxes receivable                        (98,491)           157,464
     Decrease (increase) in inventory                                      (12,607)            23,908
 Increase in prepaid expenses                                              (69,752)          (110,110)
     Decrease in other accounts receivable                                 122,035                 --
     Decrease in other assets                                               36,679                 --
     Increase in accounts payable and accrued liabilities                   49,446            950,834
     Increase in income taxes payable                                           --             61,042
---------------------------------------------------------------------------------------------------------
Cash (used in) provided by operating activities                         (3,290,912)           169,295
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                        (964,229)        (1,178,810)
Increase in deposit on purchase                                         (1,689,710)                --
Increase in notes receivable                                              (301,100)                --
---------------------------------------------------------------------------------------------------------
Cash used in investing activities                                       (2,955,039)        (1,178,810)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                          (12,000)           (12,000)
Increase in notes and loans payable                                      5,151,986                 --
Repayment of notes and loans payable                                       (27,973)           (24,853)
Proceeds from exercise of options                                               --              4,336
---------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                          5,112,013            (32,517)
---------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents during the period             (1,133,938)        (1,042,032)
Cash and cash equivalents, beginning of period                           1,355,613          2,018,122
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   221,675            976,090
=========================================================================================================

---------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                           98,491              2,500
Interest Paid                                                               64,428             61,931

      Non cash items arose from the purchase of Chell.com assets during the 2001 First Fiscal Half. They are $1,936,272 of property & equipment, $107,589 of goodwill, $45,044 of prepaids, $1,404 in other accounts receivable and in addition shares were issued (Note 5). Other assets of $217,362 arose from the issue of warrants, and shares were issued for consulting fees and salaries in the amount of $429,766.

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on December 14, 2000. The results of operations for the six months ended February 28, 2001 are not necessarily indicative of the results for the full fiscal year ending August 31, 2001.

Note 2. General

      The financial statements of the Company for the three and six months ended February 28, 2001 (the "2001 Second Fiscal Quarter" and "2001 First Fiscal Half"), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., NTN Interactive Network Inc. ("NTNIN"), 3484751 Canada Inc., GalaVu Entertainment Network Inc. ("GalaVu") and NTNIN's wholly-owned subsidiaries Magic Lantern Communications Ltd. ("Magic") and Interlynx Multimedia Inc. ("Interlynx").

      The financial statements of the Company for the three and six months ended February 29, 2000 (the "2000 First Fiscal Quarter" and "2000 First Fiscal Half"), include the operations of the Company's wholly-owned subsidiaries NTNIN, 3484751 Canada Inc., GalaVu and NTNIN's wholly-owned subsidiaries Magic and Interlynx.

      Magic conducts its operations directly and through its wholly owned subsidiaries, 745695 Ontario Ltd. ("Custom Video"), B.C. Learning Connection Inc. ("BCLC"), and 1113659 Ontario Ltd. ("Viewer Services") and its 75% ownership of the outstanding shares of Sonoptic Technologies Inc. ("Sonoptic"). Effective September 1, 2000 the operations of BCLC and Custom Video were merged with Magic and the BCLC and Custom Video corporations were wound up. Also, effective September 1, 2000 Magic's wholly owned subsidiary TutorBuddy Inc. commenced operations.

      Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the three and six months ended February 28, 2001 and February 29, 2000

========================================================================================
                               For Three Months Ended           For Six Months Ended
                             February 28,   February 29,    February 28,    February 29,
                                2001           2000             2001            2000
                                 $              $                $                $
========================================================================================
External revenue
  Entertainment              3,344,857       3,293,981       6,895,109       7,062,260
  Education                  1,109,447       1,093,876       2,371,850       2,664,574
  E-commerce                   104,886          39,195         288,886         229,415
  ASP Services                      --              --              --              --
  Corporate                     10,278          (1,152)         16,488           5,247
----------------------------------------------------------------------------------------
                             4,569,468       4,425,900       9,572,333       9,961,496
----------------------------------------------------------------------------------------
Inter-segment revenue
  Entertainment                     --          (3,539)             --          28,475
  Education                     46,584              --          98,741              --
  Corporate                         --          32,049              --          64,300
----------------------------------------------------------------------------------------
                                46,584          28,510          98,741          92,775
----------------------------------------------------------------------------------------
Operating profit (loss)
  Entertainment               (140,192)       (208,329)       (223,136)        353,296
  Education                   (199,713)       (233,840)       (391,901)       (161,507)
  E-commerce                  (157,896)       (542,506)       (286,221)       (629,536)
  ASP Services              (2,028,649)             --      (4,828,305)             --
  Corporate                   (870,198)        (27,999)       (947,473)        (18,115)
----------------------------------------------------------------------------------------
                            (3,396,648)     (1,012,674)     (6,677,036)       (455,862)
----------------------------------------------------------------------------------------
Net income (loss)
  Entertainment               (140,192)       (132,871)       (223,136)        130,296
  Education                   (225,039)       (235,162)       (427,407)       (158,576)
  E-commerce                  (157,896)       (542,506)       (286,221)       (629,536)
  ASP Services              (2,028,649)             --      (4,828,305)             --
  Corporate                   (870,198)        (27,998)       (947,473)        (18,115)
----------------------------------------------------------------------------------------
                            (3,421,974)       (938,538)     (6,712,542)       (675,931)
----------------------------------------------------------------------------------------

================================================================================
                                                              As at
                                               February 28,         February 29,
                                                  2001                   2000
                                                    $                      $
================================================================================
Total assets
  Entertainment                                 10,628,126            12,229,724
  Education                                      3,483,320             4,310,639
  E-commerce                                           243               578,222
  ASP Services                                   2,033,304                    --
  Corporate                                      3,504,609             1,031,459
--------------------------------------------------------------------------------
                                                19,649,602            18,150,044
--------------------------------------------------------------------------------

Note 4. Earnings per share

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended February 28, 2001 and February 29, 2000:

========================================================================================================
                                             For Three Months Ended             For Six Months Ended
                                           February 28,    February 29,     February 28,    February 29,
                                               2001            2000             2001            2000
                                                $               $                 $               $
========================================================================================================
Numerator:
Net income (loss) (numerator for
basic and diluted earnings (loss)
per share)                                 $(3,421,974)     $ (938,538)     $(6,712,542)     $ (675,931)
========================================================================================================

Denominator for basic and
diluted loss per share-adjusted
weighted average number of shares
and assumed conversions                      8,356,399       2,848,558        8,356,399       2,848,558
========================================================================================================
Basic loss per share                       $     (0.41)     $    (0.33)     $     (0.80)     $    (0.24)
========================================================================================================
Diluted loss per share                     $     (0.41)     $    (0.33)     $     (0.80)     $    (0.24)
========================================================================================================

Note 5. Purchase of assets and shares from Chel.com Ltd. and Cameron Chell

      On September 19, 2000, pursuant to an Agreement of Purchase and Sale dated as of August 4, 2000, the Company and its subsidiary Chell Merchant Capital Group acquired, certain shares and assets from Cameron Chell and Chell.com Ltd. ("Chell.com"), a Company owned 100% by Cameron Chell. Pursuant to the Agreement, the Company acquired: (a) 480,000 common shares of cDemo Inc. (23%); (b) 875,000 common shares of Engyro, Inc. (34%); (c) 150,000 common shares of cMeRun Corp. (1%); and (d) 60,000 common shares of Chell.com USA (100%). In addition, Chell Merchant Capital Group acquired 962,500 common shares of eSupplies (Alberta) Ltd. (27%) as well as certain assets from Chell.com.

      This acquisition was not reflected in the financial statements for the year ended August 31, 2000 since shareholder approval to ratify the above purchase transaction was not voted on and approved until September 8, 2000.

      In consideration for this acquisition, the Company issued 4,974,904 shares of its common stockand Chell Merchant Capital Group issued 1,928,267 special convertible shares, inclusive of 1,476,399 shares issued in exchange for the shares of eSupplies (Alberta) Ltd., to Cameron Chell, Chell.com and others. The shares of the Company that were issued in exchange for the shares of eSupplies (Alberta) Inc. have been placed in escrow and the investments in this company will not be recorded until such time as certain contingent conditions are met. Each share issued by Chell Merchant Capital Group is convertible into one share of common stock of the Company. Pursuant to a Voting and Exchange Trust Agreement entered into with a trustee, whereby voting privileges have been granted, such shares issued by Chell Merchant Capital Group can be voted by the trustee immediately. The amount of shares issued was determined based upon an appraisal valuation of the investments and assets acquired which aggregated US $28,652,086.

      The shares of the Company that were originally issued in exchange for the shares of cMeRun Corp. were placed in escrow and the investment in this company was not recorded. The conditions of the escrow were not met for cMeRun Corp. and subsequently these shares were cancelled.

      As a result of the above, Cameron Chell and Chell.com now own approximately 65% of the Company's outstanding common stock, that is the Company has in effect been acquired in a reverse acquisition.

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

The Company has provided a deposit of $1,689,710 to Chell.com Ltd. for its 25% share of the 51% interest in the shares of ApplicationStation.com, Inc. The Company's investment will be reflected using the equity method of accounting.

Note 8. Note payable

            On January 15, 2001, the Company received US$1,500,000 in return for a promissory note payable. The note bears interest at 2% per month and the principal and accrued interest is due and payable on April 15, 2001.

Note 9. Convertible debenture - related party transaction

            On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture to the VC Advantage Limited Partnership ("VCALP"). As at February 28, 2001, US$1,700,000 has been advanced. This unsecured convertible debenture is due three years from issue. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at the Company's option. The Convertible Debenture is convertible into common stock of the Company, at US$3.00 per share, in amounts specified by the VCALP. The maximum number of common shares VCALP will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to VCALP. The warrants have a term of four years. On November 30, 2000 the convertible debenture was assigned by VCALP to CALP II Limited Partnership.

Note 10. Contingent Liabilities

      On June 18, 1992, Interactive Network Inc., a third party, instituted proceedings against NTN Communications Inc., one of the Company's major suppliers, NTN Interactive Network Inc. and the Company in the Federal Court of Canada and in the California Supreme Court claiming patent infringement. It is the opinion of the Company's management that this patent infringement claim will be successfully defended.

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

Note 11. Changes in share capital

      During the six months ended February 28, 2001, the following transactions resulted in the issuance of 5,606,496 common shares of the Company and Chell Merchant Capital Group Inc. The acquisition of certain assets of Chell.com and Cameron Chell was satisfied by the issuance of 5,426,772 common shares of the Company. In addition 95,000 shares were issued as payment for consulting fees rendered and 21,974 shares issued in lieu of salary issued as a finders fee. Also during the six months ended February 28, 2001, options totaling 62,750 were exercised resulting in the issuance of additional 62,750 common shares of the Company. Effective February 28, 2001, common shares authorized to be issued was increased to 50,000,000.

Note 12. Recent pronouncements

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

Note 13. Subsequent Events

      On March 23, 2001, the Company entered into a financial public relations consulting agreement, that will provide the consultant with options valued at US$2.00 to purchase 500,000 free trading shares of the common stock of the Company subject to certain conditions being met. The agreement covers the period of March 21, 2001 to September 21, 2001.

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

Results of Operations for the Three Months ended February 28, 2001

      The Company's total revenues for the 2001 Second Fiscal Quarter were $4,569,468, compared to $4,425,900 for the 2000 Second Fiscal Quarter, an increase of $143,568 or 3.2%.

      Revenues from network services for the 2001 Second Fiscal Quarter were $1,648,269, compared to $1,678,538 for the 2000 Second Fiscal Quarter, a decrease of $30,269 or 1.8%. These revenues are relatively constant between years due to the number of Hospitality sites remaining at approximately the same level between the 2001 and 2000 Second Fiscal Quarters.

      Revenues from Pay-tv for the 2001 Second Fiscal Quarter were $1,511,369 compared to $1,409,200 for the 2000 Second Fiscal Quarter, an increase of $102,169 or 7.3%. This increase can be attributed to more popular movies available in the 2001 Second Fiscal Quarter than in the 2000 Second Fiscal Quarter.

      Revenues from event programming for the 2001 Second Fiscal Quarter were $136,492, compared to $108,451 for the 2000 Second Fiscal Quarter, an increase of $28,041 or 25.9%. The increase was due to an increased number of corporate events hosted in the 2001 Second Fiscal Quarter when compared to the number of events hosted in 2000 Second Fiscal Quarter.

      Revenues from ad sponsorship were $13,446 for the 2001 Second Fiscal Quarter, compared to $93,488 for the 2000 Second Fiscal Quarter, a decrease of 80,042 or 85.6%. The decrease was the result of a decrease in the number and size of corporate sponsors over the level experienced in the previous period.

      Revenues from video and software sales for the 2001 Second Fiscal Quarter were $902,800, compared to $992,510 for the 2000 Second Fiscal Quarter, a decrease of $89,710 or 9.0%. The decrease is primarily the result of a decrease in analog video sales, yet the demand for digital video has not increased at the same corresponding levels.

      Revenues from digital encoding were $309,143 for the 2001 Second Fiscal Quarter, compared to $140,562 for the 2000 Second Fiscal Quarter, an increase of $168,581 or 119.9%. The increase can be attributed to increased demand for digital services and the greater sales effort in this area.

      Total cost of sales for the 2001 Second Fiscal Quarter were $1,546,776, compared to $1,722,348 for the 2000 Second Fiscal Quarter, a decrease of $175,572 or 10.2%. The decrease is the result of decreased costs associated with a change in the focus of event programming, the decreased sales in ad sponsorship and the decrease in video and software sales. As a percentage of revenues, cost of sales decreased in the 2001 Second Fiscal Quarter to 33.9% from 38.9% in the 2000 Second Fiscal Quarter.

      Total selling, general and administrative expenses for the 2001 Second Fiscal Quarter were $5,389,974, compared to $2,928,099 for the 2000 Second Fiscal Quarter, an increase of $2,461,875 or 84.1%. The increase was caused mainly by the addition of the ASP Services segment, which accounted for an increase of $2,260,416. The Company has also experienced increased investor and public relation costs as a result of the addition of the ASP Services segment.

      Total selling, general and administrative expenses for the 2001 Second Fiscal Quarter for the ASP Services segment comprised the following major items; salaries of $934,782, professional fees of $749,043, travel of $349,293, and investor and public relation costs of $90,193.

      As a percentage of the Company's total revenues, selling, general and administration expenses increased to 118.0% for the 2001 Second Fiscal Quarter from 66.2% for the 2000 Second Fiscal Quarter.

      During the 2001 Second Fiscal Quarter, Chell Merchant Capital Group Inc. decreased its staffing levels in the ASP Services segment. The costs of restructuring this company are of a one time nature and will not be incurred beyond the 2001 Second Fiscal Quarter.

      Interest and bank charges for the 2001 Second Fiscal Quarter were $199,763, compared to $68,290 for the 2000 Second Fiscal Quarter, an increase of $131,473 or 192.5%. This increase results from an increase in debt related to the purchase of the RWE assets and the sale of the convertible debenture. As a percentage of the Company's total revenues, interest and bank charges increased to 4.4% for the 2001 Second Fiscal Quarter from 1.5% for the 2000 Second Fiscal Quarter.

      Total depreciation and amortization expense for the 2001 Second Fiscal Quarter was $797,453, compared to $608,865 for the 2000 Second Fiscal Quarter, an increase of $188,588 or 31.0%. This increase is primarily the result of depreciation on the fixed assets acquired from RWE and Chell.com Ltd.

      There was no provision of income taxes recorded in the 2001 Second Fiscal Quarter compared with a recovery of income taxes of $75,458 for the 2000 Second Fiscal Quarter. As the tax provision is based upon the individual company's taxable income, no provision was incurred, as the companies are not in a taxable position.

      The minority interest share in profit for the 2001 Second Fiscal Quarter was $25,326. This is compared to the minority interest share in losses for the 2000 Second Fiscal Quarter of $1,322, an overall change of $26,648. This change results from profitable operations in Sonoptic Technologies Inc., in which there is a 25% minority interest.

      As a result of all of the above, the net loss for the 2001 Second Fiscal Quarter was $3,421,974, compared to net loss of $938,538 for the 2000 Second Fiscal Quarter, a decrease of $2,483,436. The 2001 Second Fiscal Quarter loss resulted primarily from the addition of Chell Merchant Capital Group Inc. and Chell.com (USA) Inc. to the Company and their activities including the provision of services to developing ASP companies in which the Company has invested.

Results of Operations for the Six Months ended February 28, 2001

      The Company's total revenues for the 2001 First Fiscal Half were $9,572,333, compared to $9,961,496 for the 2000 First Fiscal Half, a decrease of $389,163 or 3.9%.

      Revenues from network services for the 2001 First Fiscal Half were $3,274,340, compared to $3,276,562 for the 2000 First Fiscal Half, a decrease of $2,222 or 0.1%. These revenues are relatively constant between years due to the number of Hospitality sites remaining at approximately the same level between the 2001 and 2000 First Fiscal Halves.

      Revenues from Pay-tv for the 2001 First Fiscal Half were $3,296,475 compared to $3,245,900 for the 2000 First Fiscal Half, an increase of $50,575 or 1.6%. This increase can be attributed to more popular movies.

      Revenues from event programming for the 2001 First Fiscal Half were $197,699 compared to $209,151 for the 2000 First Fiscal Half, a decrease of $11,452 or 5.5%. The decrease was due to a decreased number of corporate events hosted in the 2001 First Fiscal Half when compared to the number of events hosted in 2000 First Fiscal Half.

      Revenues from ad sponsorship were $72,291 for the 2001 First Fiscal Half, compared to $289,298 for the 2000 First Fiscal Half, a decrease of 217,007 or 75.0%. The decrease was the result of a decrease in the number and size of corporate sponsors over the level experienced in the previous period.

      Revenues from video and software sales for the 2001 First Fiscal Half were $2,118,654, compared to $2,650,880 for the 2000 First Fiscal Half, a decrease of $532,226 or 20.1%. In the First Fiscal Half of 2000, a one time large sale of $294,600 was recorded that resulted in abnormally high revenue when year compared to 2001 First Fiscal Half.

      Revenues from digital encoding were $537,752 for the 2001 First Fiscal Half, compared to $243,109 for the 2000 First Fiscal Half, an increase of $294,643 or 121.2%. The increase can be attributed to increased demand for digital services and the greater sales effort in this area.

      Total cost of sales for the 2001 First Fiscal Half were $3,258,445, compared to $3,529,538 for the 2000 First Fiscal Half, a decrease of $271,093. The decrease is commensurate with the decreased sales levels experienced offset by increased cable costs in the Pay-tv segment. As a percentage of revenues, cost of sales decreased in the 2001 First Fiscal Half to 34.0% from 35.4% in the 2000 First Fiscal Half.

      Total selling, general and administrative expenses for the 2001 First Fiscal Half were $10,627,987, compared to $5,515,497 for the 2000 First Fiscal Half, an increase of $5,112,490 or 92.7%. The increase was caused mainly by the addition of the ASP Services segment, which accounted for an increase of $4,597,209.

      Total selling, general and administrative expenses for the 2001 First Fiscal Half for the ASP Services segment comprised the following major items; salaries $1,645,825, professional fees of $1,021,422, communication costs of $107,313, travel of $778,991, advertising and promotion of $391,403, and investor and public relation costs of $464,820.

      As a percentage of the Company's total revenues, selling, general and administrative expenses increased to 111.0% for the 2001 First Fiscal Half from 55.4% for the 2000 First Fiscal Half.

      During the 2001 First Fiscal Half, Chell Merchant Capital Group Inc. vacated certain leased space and as a result the Company wrote off the net book value of the related leasehold improvements in the amount of $355,560. There were no similar transactions in the 2000 First Fiscal Half.

      Interest and bank charges for the 2001 First Fiscal Half were $292,218, compared to $148,469 for the 2000 First Fiscal Half, an increase of $143,749 or 96.8%. This increase results from an increase in debt related to the purchase of the RWE assets and the sale of the convertible debenture. As a percentage of the Company's total revenues, interest and bank charges increased to 3.1% for the 2001 First Fiscal Half from 1.5% for the 2000 First Fiscal Half.

      Total depreciation and amortization expense for the 2001 First Fiscal Half was $1,648,130, compared to $1,108,342 for the 2000 First Fiscal Half, an increase of $539,788 or 48.7%. This increase is primarily the result of depreciation on the fixed assets acquired from RWE and Chell.com Ltd.

      There was no provision of income taxes recorded in the 2001 First Fiscal Half compared with a provision for income taxes of $223,000 for the 2000 First Fiscal Half. As the tax provision is based upon the individual company's taxable income, no provision was incurred, as the companies are not in a taxable position.

      The minority interest share in profit for the 2001 First Fiscal Half was $35,506. This is compared to the minority interest share in losses for the 2000 First Fiscal Half of $2,931, an overall change of $38,437. This change results from profitable operations in Sonoptic Technologies Inc., in which there is a 25% minority interest.

      As a result of all of the above, the net loss for the 2001 First Fiscal Half was $6,712,542, compared to net loss of $675,931 for the 2000 First Fiscal Half, an increase of $6,036,611. The 2001 First Fiscal Half loss resulted primarily from the addition of Chell Merchant Capital Group Inc. and Chell.com
(USA) Inc. to the Company and their activities including the provision of services to developing ASP companies in which the Company has invested.

Liquidity and Capital Resources

      At February 28, 2001, the Company had a working capital deficit of $2,099,402, a decrease of $4,521,072 from working capital of $2,421,670 at August 31, 2000.

      For the 2001 First Fiscal Half, the Company had a net decrease of cash of $1,133,938 compared to a net decrease of $1,042,032 in the 2000 First Fiscal Half.

      Cash used in operating activities for the 2001 First Fiscal Half was $3,290,912, compared to $169,295 provided by operating activities in the 2000 First Fiscal Half. In 2001, the major items that contributed to cash being used in operating activities were as follows: the net loss with non-cash expenses added back of $3,667,428, the increase in income taxes receivable of $98,491 and the increase in prepaid expenses of $69,752. The major items that contributed to cash being provided by operating activities were as follows: the decrease in accounts receivable of $99,011 a decrease in short-term investments of $250,195 and a decrease in other accounts receivable of $122,034. In 2000, the major items that contributed to cash being provided by operating activities were as follows: net income with non-cash expenses added back of $518,949, decreases in income taxes receivable and inventory of $157,464 and $23,908 respectively, and increases in accounts payable and accrued liabilities and income taxes payable of $950,834 and $61,042 respectively. The major uses of operating funds included increases in accounts receivable and prepaid expenses of $1,436,095 and $110,110 respectively.

      Cash used in investing activities in the 2001 First Fiscal Half was $2,955,039 compared to the $1,178,810 used in investing activities in the 2000 First Fiscal Half, an increase of $1,776,229. This increase was the result of an increase in note receivable from Engyro and the deposit of $1,689,710 on the purchase of shares in ApplicationStation.com, Inc.

      Cash provided by financing activities in the 2001 First Fiscal Half was $5,112,013, compared to the $32,517 used in the 2000 First Fiscal Half. The increase is primarily due to the sale of the convertible debenture and the bridge financing.

      The Company is in the process of attempting to raise additional capital in order to realize its ASP strategy and to repay its loan obligations that are currently being negotiated. The Company's subsidiaries operating in the entertainment, education and E-commerce segments create liquidity sufficient to fund their operations. Management believes that the current negotiations for terms and financing will be successful and that combined with the reorganizing of the ASP segment in the First Fiscal 2001 Half, the Company will have the required liquidity for its planned operating activities in the current year.

Inflation

The rate of inflation has had little impact on the Company's operations or financial position during the six months ended February 28, 2001 and February 29, 2000 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2001 Fiscal Year.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

            Pursuant to the Board of Directors authorization and a vote of a majority of the issued and outstanding voting securities of the Company at the Annual Meeting of Shareholders held on February 28, 2001, the following change in the Company's securities were executed by Certificate of Amendment of the Company's Certificate of Incorporation:

            The authorized capital stock of the Company was increased by increasing the number of authorized shares of Common Stock from 20,000,000 to 50,000,000 shares.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of Shareholders was held on February 28, 2001 at which the following items were voted upon:

                        Item                              For              Against         Abstain      Non-Vote
-----------------------------------------------------------------------------------------------------------------
1) Election of members of the Board of Directors:
David Bolink                                            5,854,741                 0          3,480
Cameron Chell                                           5,854,526                 0          3,695
Gordon Herman                                           5,854,741                 0          3,480
Don Pagnuti                                             5,854,741                 0          3,480
Peter Rona                                              5,854,741                 0          3,480
Adrian Towning                                          5,854,741                 0          3,480
Robert Stone                                            5,854,312                 0          3,909

2) Increase authorized number of Common Shares
from 20,000,000 to 50,000,000                           5,842,118

3) Ratify the appointment of Lazar Levine & Felix
LLP Certified Public Accountants as independent
auditors of the Company for the year ending
August 31, 2001                                         5,855,584

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

               Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +

      10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +

      10.23    Bill of Sale, dated September 13, 1999, by and between 1373224
               Ontario Limited to acquire the property and assets of GalaVu
               Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
      10.24    Covenant of Networks North Inc., dated September 13, 1999, to allot and issue and pay to the Bank in writing 100,000 common shares of NETN.
      11.      Computation of Earnings Per Share (see note 4).
      22       List of Subsidiaries

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

      The Company filed a Current Report on Form 8-KA (Date of Report: January 16, 2001) with the Commission on February 6, 2001, reporting a Promissory Note made on January 16, 2001, by and between Chell Group Corporation and Naveen Chanana.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NETWORKS NORTH INC.


Dated: April 11, 2001                By:        /s/ Cameron Chell
                                        ----------------------------------------
                                                   Cameron Chell,
                                        President and Chief Executive Officer
                                            (Duly Authorized Officer)


Dated: April 11, 2001                By:          /s/ Don Pagnutti
                                        ----------------------------------------
                                                    Don Pagnutti,
                                             Principal Financial Officer

                               NETWORKS NORTH INC.
                                    FORM 10-Q
                                February 28, 2001

                                  EXHIBIT INDEX

     Exhibit
     Number    Description of Exhibit                                   Location
     ------    ----------------------                                   --------

      3.1      Certificate of Incorporation, as amended to date +1, Exh. 3.1
      3.2      By-Laws, as amended to date +1, Exh. 3.2
      10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc. +2, Exh. 10.9
      10.2 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto +3, Exh. 10.1
      10.4 Designation Agreement dated as of October 4, 1994, among Networks North Inc. (formerly known as NTN Canada, Inc.), NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.) +4, Exh. C
      10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +5, Exh. 10.1
      10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as Creditor. +5, Exh. 10.2
      10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+5, Exh. 10.3
      10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu+5, Exh. 10.4
      10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+5, Exh. 10.9

      10.24    Covenant of Networks North Inc. for valuable consideration to allot and issue and pay to the Bank in writing 100,000 common shares of NETN. +5, Exh. 10.10
      11       Computation of earnings per share (see Note 4)
      22       List of Subsidiaries +1, Exh. 22

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