Form 10-Q
period 2001-05-31
CHELL GROUP CORP
filed 2001-07-13
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: May 31, 2001
Commission file number: 0-18066

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

                               Yes |X|    No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 13, 2001: 9,028,239 shares of common stock, par value $.0467 per share.

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                     FOR THE NINE MONTHS ENDED MAY 31, 2001

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:                                              Page
                                                                            ----

   Consolidated Balance Sheets -
     as at May 31, 2001 (unaudited) and August 31, 2000                       1

   Consolidated Statements of Operations and Retained Earnings (Deficit) -
     For the Nine Months Ended May 31, 2001 and May 31, 2000 (unaudited)      2

   Consolidated Statements of Operations and Retained Earnings (Deficit) -
     For the Three Months Ended May 31, 2001 and May 31, 2000 (unaudited)     2

   Consolidated Statements of Cash Flows -
     For the Nine Months Ended May 31, 2001 and May 31, 2000 (unaudited)      3

   Notes to Consolidated Financial Statements                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11

PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                               17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                   20

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                           CONSOLIDATED BALANCE SHEETS
                     AS AT May 31, 2001 AND AUGUST 31, 2000
                         (Expressed in Canadian dollars)

==================================================================================================
                                                                May 31, 2001     August 31, 2000
                                                                (unaudited)   (restated - Note 14)
                                                                     $                 $
==================================================================================================
ASSETS
Current
Cash and cash equivalents                                           190,211         1,355,613
Short-term investments                                               19,518           269,727
Accounts receivable, trade - net of allowance for doubtful
         accounts of $227,000; August - $178,000                  2,494,085         3,098,808
Other receivables                                                   223,717           216,990
Income taxes receivable                                             155,184           143,227
Inventory                                                           152,318           206,216
Prepaid expenses                                                    768,887           527,549
--------------------------------------------------------------------------------------------------
Total current assets                                              4,003,920         5,818,130
--------------------------------------------------------------------------------------------------
Property and equipment, net                                       8,930,414         7,689,620
Licenses, net of accumulated amortization                           236,949           250,248
Goodwill, net of accumulated amortization                         2,286,227         2,863,146
Notes receivable                                                    461,100           160,000
Deposit on purchase (note 7)                                      1,689,710                --
Other assets, net of amortization                                   326,152           202,799
Net assets from discontinued operations                             104,754           236,268
--------------------------------------------------------------------------------------------------
                                                                 18,039,226        17,220,211
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable - trade                                          2,242,188         1,379,727
Accrued liabilities                                               1,532,498         1,623,220
Current portion of long-term debt (note 8, 9)                     3,150,262           397,632
--------------------------------------------------------------------------------------------------
Total current liabilities                                         6,924,948         3,400,579
--------------------------------------------------------------------------------------------------
Long-term debt (note 8, 9)                                        6,593,515         4,377,040
Deferred income taxes payable                                        59,173            59,173
--------------------------------------------------------------------------------------------------
Total liabilities                                                13,577,636         7,836,792
--------------------------------------------------------------------------------------------------
Contingent liabilities (note 10)
Shareholders' equity
Share capital (note 11)
     900,000 preferred shares                                            --            10,917
     9,028,239 common shares [August - 2,925,141]                   604,110           191,122
     Capital in excess of par value                              14,143,532        10,454,669
    Deficit                                                     (10,286,052)       (1,273,289)
--------------------------------------------------------------------------------------------------
Total shareholders' equity                                        4,461,590         9,383,419
--------------------------------------------------------------------------------------------------
                                                                 18,039,226        17,220,211
==================================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
                   (Expressed in Canadian dollars - unaudited)

==========================================================================================================================
                                                For Three Months Ended                 For Nine Months Ended
                                                                  May 31, 2000                        May 31, 2000
                                                                  (restated -                          (restated -
                                               May 31, 2001         Note 14)        May 31, 2001         Note 14)
                                                     $                 $                 $                  $
--------------------------------------------------------------------------------------------------------------------------
REVENUE
Network services                                  1,565,610         1,561,663         4,915,072         4,884,821
Pay-TV                                            1,750,918         1,613,800         5,047,393         4,859,700
Event programming                                   139,012           212,917           336,711           422,068
Ad sponsorship                                       60,578            94,691           132,869           383,989
Video/software sales                              1,137,261           973,052         2,967,029         3,394,517
Digital encoding                                    139,598           154,719           677,350           397,828
--------------------------------------------------------------------------------------------------------------------------
                                                  4,792,977         4,610,842        14,076,424        14,342,923
--------------------------------------------------------------------------------------------------------------------------

COST OF SALES
Network services                                    584,501           563,984         1,790,031         1,740,647
Pay-TV                                              867,426           735,400         2,182,480         1,923,300
Ad sponsorship                                           --             4,592                --            15,872
Video/software sales                                266,318           509,254           895,049         1,477,925
Digital encoding                                      3,534            32,769            17,590            78,957
--------------------------------------------------------------------------------------------------------------------------
                                                  1,721,779         1,845,999         4,885,150         5,236,701
--------------------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative
expenses                                          3,421,623         2,584,925        13,625,449         7,472,134
Bad debt                                             21,276             3,194            88,305           118,706
Interest and bank charges                           284,115            56,974           570,060           196,286
Write off of leasehold improvements                      --                --           355,560                --
Depreciation and amortization                       543,886           561,970         2,142,417         1,636,312
--------------------------------------------------------------------------------------------------------------------------
Loss before undernoted                           (1,199,702)         (442,220)       (7,590,517)         (317,216)
Provision for (recovery of) income taxes                 --          (113,000)               --           110,000
Minority interest                                    14,483            (6,752)           49,989            (9,683)
--------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                  (1,214,185)         (322,468)       (7,640,506)         (417,533)
Loss from discontinued operations (net of
income tax)                                      (1,086,036)         (286,388)       (1,372,257)         (867,254)
--------------------------------------------------------------------------------------------------------------------------
Loss and comprehensive loss for the period       (2,300,221)         (608,856)       (9,012,763)       (1,284,787)

Retained earnings (deficit), beginning of
period                                           (7,985,831)          374,401        (1,273,289)        1,050,332
--------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                          (10,286,052)         (234,455)      (10,286,052)         (234,455)
--------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share (note 4):
Basic and diluted from continuing
operations                                            (0.14)            (0.11)            (0.90)            (0.15)
Basic and diluted from discontinued
operations                                            (0.13)            (0.10)            (0.16)            (0.30)
Net loss per share                                    (0.27)            (0.21)            (1.06)            (0.45)
==========================================================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000
                   (Expressed in Canadian dollars - unaudited)

=============================================================================================================
                                                                                           May 31, 2000
                                                                        May 31, 2001    (restated - Note 14)
                                                                             $                     $
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss and comprehensive loss for the period                           (9,012,763)         (1,284,787)
Adjustments to reconcile net income to net cash
     used in operating activities:
     Compensation costs related to the change in the conversion
       rate of preferred shares                                                  --             337,779
     Depreciation and amortization                                        2,142,417           1,636,312
     Accretion of interest on non-interest bearing promissory notes         137,617             129,807
     Write-off of leasehold improvements                                    355,560                  --
     Services rendered for shares                                           659,359                  --
     Warrants issued                                                        174,084                  --
     Write-off of prepaids arising from Chell asset purchase                367,235                  --
     Write-off assets arising from discontinued operations                  636,268                  --
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                          250,209              (9,718)
     Decrease (increase) in accounts receivable, trade                      604,723          (1,488,312)
     Decrease (increase) in income taxes receivable                         (11,957)            167,957
     Decrease (increase) in inventory                                        53,898            (130,043)
     Increase in prepaid expenses                                           (72,998)            (38,588)
     Increase in other accounts receivable                                   (5,323)                 --
     Decrease in other assets                                                72,627                  --
     Decrease in assets from discontinued operations                        131,514             183,903
     Increase in accounts payable and accrued liabilities                   634,123             540,021
-------------------------------------------------------------------------------------------------------------
Cash (used in) provided by operating activities                          (2,883,407)             44,331
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                       (1,279,651)         (1,081,664)
Increase in deposit on purchase                                          (1,689,710)                 --
Increase in notes receivable                                               (301,100)                 --
-------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                        (3,270,461)         (1,081,664)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes and loans payable                                       5,011,537                  --
Repayment of notes and loans payable                                        (23,071)            (23,453)
Proceeds from exercise of options                                                --             156,236
-------------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                           4,988,466             132,783
-------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents during the period              (1,165,402)           (904,550)
Cash and cash equivalents, beginning of period                            1,355,613           2,018,122
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    190,211           1,113,572
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                            98,491               2,500
Interest Paid                                                                92,793              91,076

      Non cash items arose from the purchase of Chell.com assets during the 2001 First Three Fiscal Quarters. They are $1,936,272 of property & equipment, $107,589 of goodwill, $45,044 of prepaids, $1,404 in other accounts receivable and in addition shares were issued (Note 5). Other assets of $217,362 arose from the issue of warrants, shares were issued for consulting fees and salaries in the amount of $668,388 and shares were issued for a debt payment on the GalaVu purchase in the amount of $115,165.

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                     (formerly known as Networks North Inc.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000
                                  (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Networks North Inc. (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on December 14, 2000. The results of operations for the nine months ended May 31, 2001 are not necessarily indicative of the results for the full fiscal year ending August 31, 2001.

Note 2. General

      The financial statements of the Company for the three and nine months ended May 31, 2001 (the "2001 Third Fiscal Quarter" and "2001 First Three Fiscal Quarters"), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., NTN Interactive Network Inc. ("NTNIN"), 3484751 Canada Inc., GalaVu Entertainment Network Inc. ("GalaVu") and NTNIN's wholly-owned subsidiaries Magic Lantern Communications Ltd. ("Magic") and Interlynx Multimedia Inc. ("Interlynx").

      The financial statements of the Company for the three and nine months ended May 31, 2000 (the "2000 Third Fiscal Quarter" and "2000 First Three Fiscal Quarters"), include the operations of the Company's wholly-owned subsidiaries NTNIN, 3484751 Canada Inc., GalaVu and NTNIN's wholly-owned subsidiaries Magic and Interlynx.

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

Note 3. Business Segment Data for the three and nine months ended May 31, 2001 and May 31, 2000

==================================================================================================
                                    For Three Months Ended              For Nine Months Ended
                                May 31, 2001      May 31, 2000     May 31, 2001      May 31, 2000
                                      $                 $                 $               $
--------------------------------------------------------------------------------------------------
External revenue
  Entertainment                   3,496,975         3,477,758        10,392,084        10,540,017
  Education                       1,295,908         1,127,772         3,667,758         3,792,345
  ASP Services                           --                --                --                --
  Corporate                              94             5,312            16,582            10,561
--------------------------------------------------------------------------------------------------
                                  4,792,977         4,610,842        14,076,424        14,342,923
--------------------------------------------------------------------------------------------------
Inter-segment revenue
  Entertainment                          --            14,211                --            42,686
  Education                          48,261           388,643           147,002           388,643
  Corporate                              --            31,969                --            96,269
--------------------------------------------------------------------------------------------------
                                     48,261           434,823           147,002           527,598
--------------------------------------------------------------------------------------------------
Operating profit (loss)
  Entertainment                     113,124            27,604          (110,013)          332,229
  Education                        (228,629)           42,739          (620,530)         (118,768)
  ASP Services                     (662,054)               --        (5,490,359)               --
  Corporate                        (422,143)         (512,563)       (1,369,615)         (530,677)
--------------------------------------------------------------------------------------------------
                                 (1,199,702)         (442,220)       (7,590,517)         (317,216)
--------------------------------------------------------------------------------------------------
Net income (loss)
  Entertainment                     113,124           140,604          (110,013)          222,229
  Education                        (243,112)           49,491          (670,519)         (109,085)
  ASP Services                     (662,054)               --        (5,490,359)               --
  Corporate                        (422,143)         (512,563)       (1,369,615)         (530,677)
  Discontinued operations        (1,086,036)         (286,388)       (1,372,257)         (867,254)
--------------------------------------------------------------------------------------------------
                                 (2,300,221)         (608,856)       (9,012,763)       (1,284,787)
--------------------------------------------------------------------------------------------------

==================================================================================================
                                                                               As at
                                                                    May 31, 2001     May 31, 2000
                                                                          $                 $
--------------------------------------------------------------------------------------------------
Total assets
  Entertainment                                                       9,791,918        12,753,181
  Education                                                           3,228,830         3,934,847
  ASP Services                                                        2,033,921                --
  Corporate                                                           2,879,803         1,078,042
  Discontinued operations                                               104,754           313,324
--------------------------------------------------------------------------------------------------
                                                                     18,039,226        18,079,394
--------------------------------------------------------------------------------------------------

Note 4. Earnings per share

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended May 31, 2001 and May 31, 2000:

====================================================================================================================
                                                   For Three Months Ended             For Nine Months Ended
                                                  May 31, 2001      May 31, 2000     May 31, 2001       May 31, 2000
                                                       $                 $                 $                $
--------------------------------------------------------------------------------------------------------------------
Numerator:
Net loss (numerator for basic and diluted
loss per share) from continuing operations         (1,214,185)         (322,468)       (7,640,506)         (417,533)
Net loss (numerator for basic and diluted
loss per share) from discontinued operations       (1,086,036)         (286,388)       (1,372,257)         (867,254)
--------------------------------------------------------------------------------------------------------------------
Net loss (numerator for basic and diluted
loss per share)                                    (2,300,221)         (608,856)       (9,012,763)       (1,284,787)
====================================================================================================================

Denominator for basic and diluted loss
per share -adjusted weighted average
number of shares and assumed conversions            8,490,576         2,860,464         8,490,576         2,860,464
====================================================================================================================

Basic and diluted loss per share from
continuing operations                                  $(0.14)           $(0.11)           $(0.90)           $(0.15)
Basic and diluted loss per share from
discontinued operations                                $(0.13)           $(0.10)           $(0.16)           $(0.30)
--------------------------------------------------------------------------------------------------------------------
Net loss per share                                     $(0.27)           $(0.21)           $(1.06)           $(0.45)
====================================================================================================================

Note 5. Purchase of assets and shares from Chel.com Ltd. and Cameron Chell

      On September 19, 2000, pursuant to an Agreement of Purchase and Sale dated as of August 4, 2000, the Company and its subsidiary Chell Merchant Capital Group acquired, certain shares and assets from Cameron Chell and Chell.com Ltd. ("Chell.com"), a Company owned 100% by Cameron Chell. Pursuant to the Agreement, the Company acquired: (a) 480,000 common shares of cDemo Inc. (23%); (b) 875,000 common shares of Engyro, Inc. (34%); and (c) 60,000 common shares of Chell.com USA (100%). In addition, Chell Merchant Capital Group acquired 962,500 common shares of eSupplies (Alberta) Ltd. (27%) as well as certain assets from Chell.com.

      This acquisition was not reflected in the financial statements for the year ended August 31, 2000 since shareholder approval to ratify the above purchase transaction was not voted on and approved until September 8, 2000.

      In consideration for this acquisition, the Company issued 4,974,904 shares of its common stock and Chell Merchant Capital Group issued 1,928,267 special convertible shares, inclusive of 1,476,398 shares issued in exchange for the shares of eSupplies (Alberta) Ltd., to Cameron Chell, Chell.com and others. The shares of the Company that were issued in exchange for the shares of eSupplies (Alberta) Inc. were placed in escrow and the investment in this company was not to be recorded until such time as certain contingent conditions were met. Each share issued by Chell Merchant Capital Group is convertible into one share of common stock of the Company. Pursuant to a Voting and Exchange Trust Agreement entered into with a trustee, whereby voting privileges have been granted, such shares issued by Chell Merchant Capital Group can be voted by the trustee immediately. The amount of shares issued was determined based upon an appraisal valuation of the investments and assets acquired which aggregated US $28,652,086.

      The shares of the Company that were originally issued in exchange for the shares of cMeRun Corp. were placed in escrow and the investment in this company was not recorded. The conditions of the escrow were not met for cMeRun Corp. and subsequently these shares were cancelled.

      The shares of Chell Merchant Capital Group that were originally issued in exchange for the shares of eSupplies were placed in escrow and the investment in this company was not recorded. The conditions of the escrow were not met for eSupplies and subsequently these shares were cancelled.

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

Note 8. Note payable

      On January 15, 2001, the Company received US$1,500,000 in return for a promissory note. The note bears interest at 2% per month and the principal and accrued interest is due and payable on July 15th, 2001.

Note 9. Convertible debenture - related party transaction

      On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture to the VC Advantage Limited Partnership ("VCALP"). As at May 31, 2001, US$1,700,000 has been advanced. This unsecured convertible debenture is due three years from issue. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at the Company's option. The Convertible Debenture is convertible into common stock of the Company, at US$3.00 per share, in amounts specified by the VCALP. The maximum number of common shares VCALP will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to VCALP. The warrants have a term of four years. On November 30, 2000 the convertible debenture was assigned by VCALP to CALP II Limited Partnership.

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

      Canada Customs and Revenue Agency is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to NTN Communications, Inc. No assessment has been made to date by Canada Customs and Revenue Agency. However, Management believes that it has valid defenses with respect to these matters and, accordingly, no amount has been recorded in these consolidated financial statements. The withholding tax assessment could be between $0 and $460,000. In the event that such matters are settled in favour of Canada Customs and Revenue Agency, the amounts could be material and would be recorded in the period in which they become determinable. NTN Communications Inc. would be responsible for paying such taxes.

Note 11. Changes in share capital

      During the nine months ended May 31, 2001, the following transactions resulted in the issuance of 6,103,098 common shares of the Company and Chell Merchant Capital Group Inc. The acquisition of certain assets of Chell.com and Cameron Chell was satisfied by the issuance of 5,426,772 common shares of the Company. In addition 145,000 shares were issued as payment for consulting fees rendered, 131,974 shares issued in lieu of salary and 36,602 shares for the settlement of debt. In addition, the preferred shares were converted for 300,000 commons shares. Also during the nine months ended May 31, 2001, options totaling 62,750 were exercised resulting in the issuance of additional 62,750 common shares of the Company. Effective February 28, 2001, common shares authorized to be issued was increased to 50,000,000.

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

Note 13. Discontinued Operations/Subsequent Events

      In May 2001, the Company entered into a plan regarding the sale of Interlynx. On June 30th 2001, subsequent to the balance sheet date, the Company signed an agreement to sell Interlynx, a wholly-owned subsidiary of its a wholly-owned subsidiary NTNIN for $50,000. The sale will be completed effective July 31st 2001. The Company's financial statements have been restated to reflect Interlynx as a discontinued operation for all periods presented.

Note 14. Restatement of financial statements

      On April 4th, 2000, the ratio at which preferred shares could be converted to common shares was changed from 4.67 to 3. The resulting change from 192,857 to 300,000 common shares upon conversion resulted in a one-time compensation charge of $337,779. As a result, all prior year and period statements have been restated in order to reflect this change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars.

General

      Chell Group Corporation is engaged in the business of defining, building and re-engineering businesses, interactive entertainment services and electronic/online products and services using new economy technologies to maximize market value. The Company's main business strategy is to operate or invest in companies that represent the latest in technological innovations. In that regard, the Company has two main categories of companies: operating subsidiaries and investment companies. The Company applies its expertise, industry contacts, and market foresight to these companies in order to create shareholder value. The core businesses of the Company are the merchant capital services provided through Chell Merchant Capital Group Inc. (referred to as the "Merchant Capital Group") and the interactive entertainment services provided by NTN IN. In addition, GalaVu is a technology based entertainment provider of interactive in-room entertainment systems to hotels across Canada; the Magic Lantern Group is involved in the marketing and distribution of educational video and media resources and the conversion of analog video to digital video formats; and Interlynx designs and develops web-based training software. Interlynx was sold subsequent to May 31, 2001, the balance sheet date.

Results of Operations for the Three Months ended May 31, 2001

      The Company's total revenues for the 2001 Third Fiscal Quarter were $4,792,977, compared to $4,610,842 for the 2000 Third Fiscal Quarter, an increase of $182,135 or 4.0%.

      Revenues from network services for the 2001 Third Fiscal Quarter were $1,565,610, compared to $1,561,663 for the 2000 Third Fiscal Quarter, an increase of $3,947 or 0.3%. These revenues are relatively constant between years due to the number of Hospitality sites remaining at approximately the same level between the 2001 and 2000 Third Fiscal Quarters.

      Revenues from Pay-tv for the 2001 Third Fiscal Quarter were $1,750,918 compared to $1,613,800 for the 2000 Third Fiscal Quarter, an increase of $137,118 or 8.5%. This increase can be attributed to more popular movies available in the 2001 Third Fiscal Quarter than in the 2000 Third Fiscal Quarter.

      Revenues from event programming for the 2001 Third Fiscal Quarter were $139,012, compared to $212,917 for the 2000 Third Fiscal Quarter, a decrease of $73,905 or 34.7%. The decrease was due to a decreased number of corporate events hosted in the 2001 Third Fiscal Quarter when compared to the number of events hosted in 2000 Third Fiscal Quarter.

      Revenues from ad sponsorship were $60,578 for the 2001 Third Fiscal Quarter, compared to $94,691 for the 2000 Third Fiscal Quarter, a decrease of 34,113 or 36.0%. The decrease was the result of a decrease in the number and size of corporate sponsors over the level experienced in the previous period.

      Revenues from video and software sales for the 2001 Third Fiscal Quarter were $1,137,261, compared to $973,052 for the 2000 Third Fiscal Quarter, an increase of $164,209 or 16.9%. The increase is primarily the result of an increase in foreign sales ($229,429), which is offset by the decrease in analog video sales, as the demand for digital video has not increased at the same corresponding levels.

      Revenues from digital encoding were $139,598 for the 2001 Third Fiscal Quarter, compared to $154,719 for the 2000 Third Fiscal Quarter, a decrease of $15,121 or 9.8%. The decrease can be attributed a decreased level of sales compared to the 2000 Third Fiscal Quarter.

      Total cost of sales for the 2001 Third Fiscal Quarter were $1,721,779 compared to $1,845,999 for the 2000 Third Fiscal Quarter, a decrease of $124,220 or 6.7%. The decrease is the result of decreased costs associated with a change in the focus of event programming, the decreased sales in ad sponsorship and the decrease in video and software sales. As a percentage of revenues, cost of sales decreased in the 2001 Third Fiscal Quarter to 35.9% from 40.0% in the 2000 Third Fiscal Quarter.

      Total selling, general and administrative expenses for the 2001 Third Fiscal Quarter were $3,421,623, compared to $2,584,925 for the 2000 Third Fiscal Quarter, an increase of $836,698 or 32.4%. The increase was caused mainly by the addition of the ASP Services segment, which accounted for an increase of $779,861. The Company has also experienced increased investor and public relation costs ($320,822) as a result of the addition of the ASP Services segment. In the 2000 Third Fiscal Quarter, there was a one-time $337,779 compensation charge resulting from a change in the conversion rate on the preferred shares.

      Total selling, general and administrative expenses for the 2001 Third Fiscal Quarter for the ASP Services segment comprised the following major items; professional fees of $526,065 salaries of $126,955, and communication costs of $50,038.

      As a percentage of the Company's total revenues, selling, general and administration expenses increased to 71.4% for the 2001 Third Fiscal Quarter from 56.1% for the 2000 Third Fiscal Quarter.

      During the 2001 Second Fiscal Quarter, Chell Merchant Capital Group Inc. decreased its staffing levels in the ASP Services segment. The costs of restructuring this company are of a one time nature and will not be incurred beyond the 2001 Third Fiscal Quarter.

      Interest and bank charges for the 2001 Third Fiscal Quarter were $284,115, compared to $56,974 for the 2000 Third Fiscal Quarter, an increase of $227,141 or 398.7%. This increase results from an increase in debt related to the purchase of the RWE assets (Note 6), the note payable (Note 8) and the sale of the convertible debenture (Note 9). As a percentage of the Company's total revenues, interest and bank charges increased to 5.9% for the 2001 Third Fiscal Quarter from 1.2% for the 2000 Third Fiscal Quarter.

      There was no provision for income taxes recorded in the 2001 Third Fiscal Quarter compared with a recovery of income taxes of $113,000 for the 2000 Third Fiscal Quarter. As the tax provision is based upon the individual companies' taxable income, no provision was incurred, as the companies are not in a taxable position.

      Loss from discontinued operations for the 2001 Third Fiscal Quarter was $1,086,036, compared to $286,388 for the 2000 Third Fiscal Quarter, an increase of $799,648 or 279.2%. During the 2001 Third Fiscal Quarter, prepaids of $41,512, software costs of $162,500 and goodwill of $636,268 were written off in anticipation of the sale of Interlynx. The items are of a one time nature and will not be incurred beyond the 2001 Third Fiscal Quarter.

      The minority interest share in profit for the 2001 Third Fiscal Quarter was $14,483. This is compared to the minority interest share in losses for the 2000 Third Fiscal Quarter of $6,752, an overall change of $21,235. This change results from profitable operations in Sonoptic Technologies Inc., in which there is a 25% minority interest.

      As a result of all of the above, the net loss for the 2001 Third Fiscal Quarter was $2,300,221, compared to net loss of $608,856 for the 2000 Third Fiscal Quarter, a increase of $1,691,365. The 2001 Third Fiscal Quarter loss resulted primarily from the addition of Chell Merchant Capital Group Inc. and Chell.com (USA) Inc. to the Company and their activities including the provision of services to developing ASP companies in which the Company has invested, as well as the loss incurred from discontinuing the operations of Interlynx.

Results of Operations for the Nine Months ended May 31, 2001

      The Company's total revenues for the 2001 First Three Fiscal Quarters were $14,076,424, compared to $14,342,923 for the 2000 First Three Fiscal Quarters, a decrease of $266,499 or 1.9%.

      Revenues from network services for the 2001 First Three Fiscal Quarters were $4,915,072, compared to $4,884,821 for the 2000 First Three Fiscal Quarters, an increase of $30,251 or 0.6%. These revenues are relatively constant between the years due to the number of Hospitality sites remaining at approximately the same level between the 2001 and 2000 First Three Fiscal Quarters.

      Revenues from Pay-tv for the 2001 First Three Fiscal Quarters were $5,047,393 compared to $4,859,700 for the 2000 First Three Fiscal Quarters, an increase of $187,693 or 3.9%. This increase can be attributed to more popular movies available in 2001 versus 2000.

      Revenues from event programming for the 2001 First Three Fiscal Quarters were $336,711 compared to $422,068 for the 2000 First Three Fiscal Quarters, a decrease of $85,357 or 20.2%. The decrease was due to a decreased number of corporate events hosted in the 2001 First Three Fiscal Quarters when compared to the number of events hosted in 2000 First Three

Fiscal Quarters.

      Revenues from ad sponsorship were $132,869 for the 2001 First Three Fiscal Quarters, compared to $383,989 for the 2000 First Three Fiscal Quarters, a decrease of $251,120 or 65.4%. The decrease was the result of a decrease in the number and size of corporate sponsors over the level experienced in the previous period.

      Revenues from video and software sales for the 2001 First Three Fiscal Quarters were $2,967,029 compared to $3,394,517 for the 2000 First Three Fiscal Quarters, a decrease of $427,488 or 12.6%. In the First Three Fiscal Quarters of 2000, a one time large sale of $294,600 was recorded that resulted in abnormally high revenue when compared to 2001's First Three Fiscal Quarters.

      Revenues from digital encoding were $677,350 for the 2001 First Three Fiscal Quarters, compared to $397,828 for the 2000 First Three Fiscal Quarters, an increase of $279,522 or 70.3%. The increase can be attributed to increased demand for digital services and the greater sales effort in this area.

      Total cost of sales for the 2001 First Three Fiscal Quarters were $4,885,150, compared to $5,236,701 for the 2000 First Three Fiscal Quarters, a decrease of $351,551. The decrease is commensurate with the decreased sales levels experienced, offset by increased cable costs in the Pay-tv segment. As a percentage of revenues, cost of sales decreased in the 2001 First Three Fiscal Quarters to 34.7% from 36.5% in the 2000 First Three Fiscal Quarters.

      Total selling, general and administrative expenses for the 2001 First Three Fiscal Quarters were $13,625,449, compared to $7,472,134 for the 2000 First Three Fiscal Quarters, an increase of $6,153,315 or 82.4%. The increase was caused mainly by the addition of the ASP Services segment, which accounted for an increase of $5,377,070.

      Total selling, general and administrative expenses for the 2001 First Three Fiscal Quarters for the ASP Services segment comprised the following major items; salaries $1,772,780, professional fees of $1,547,487, communication costs of $157,351, travel of $791,574, advertising and promotion of $407,559, and investor and public relation costs of $487,196.

      As a percentage of the Company's total revenues, selling, general and administrative expenses increased to 96.8% for the 2001 First Three Fiscal Quarters from 52.1% for the 2000 First Three Fiscal Quarters.

      During the 2001 First Three Fiscal Quarters, Chell Merchant Capital Group Inc. vacated certain leased space and as a result the Company wrote off the net book value of the related leasehold improvements in the amount of $355,560. There were no similar transactions in the 2000 First Three Fiscal Quarters.

      Interest and bank charges for the 2001 First Three Fiscal Quarters were $570,060, compared to $196,286 for the 2000 First Three Fiscal Quarters, an increase of $373,774 or 190.4%. This increase results from an increase in debt related to the purchase of the RWE assets (Note 6), the note payable (Note 8) and the sale of the convertible debenture (Note 9). As a percentage of the Company's total revenues, interest and bank charges increased to 4.0% for the 2001 First Three Fiscal Quarters from 1.4% for the 2000 First Three Fiscal Quarters.

      Total depreciation and amortization expense for the 2001 First Three Fiscal Quarters was $2,142,417, compared to $1,636,312 for the 2000 First Three Fiscal Quarters, an increase of $506,105 or 30.9%. This increase is primarily the result of depreciation on the fixed assets acquired from RWE and Chell.com Ltd.

      There was no provision of income taxes recorded in the 2001 First Three Fiscal Quarters compared with a provision for income taxes of $110,000 for the 2000 First Three Fiscal Quarters. As the tax provision is based upon the individual companies' taxable income, no provision was incurred, as the companies are not in a taxable position.

      Loss from discontinued operations for the 2001 First Three Fiscal Quarters was $1,372,257, compared to $867,254 for the 2000 Third Fiscal Quarter, an increase of $505,003 or 58.2%. During the 2001 Third Fiscal Quarter, prepaids of $41,512, software costs of $162,500 and goodwill of $636,268 were written off coinciding with the Sale of Interlynx. The items are of a one time nature and will not be incurred beyond the 2001 Third Fiscal Quarter.

      The minority interest share in profit for the 2001 First Three Fiscal Quarters was $49,989. This is compared to the minority interest share in losses for the 2000 First Three Fiscal Quarters of $9,683, an overall change of $59,672. This change results from profitable operations in Sonoptic Technologies Inc., in which there is a 25% minority interest.

      As a result of all of the above, the net loss for the 2001 First Three Fiscal Quarters was $9,012,763, compared to net loss of $1,284,787 for the 2000 First Three Fiscal Quarters, an increase of $7,727,976. The 2001 First Three Fiscal Quarters loss resulted primarily from the addition of Chell Merchant Capital Group Inc. and Chell.com (USA) Inc. to the Company and their activities including the provision of services to developing ASP companies in which the Company has invested.

Liquidity and Capital Resources

      At May 31st, 2001, the Company had a working capital deficit of $2,921,028, a decrease of $5,338,579 from working capital of $2,417,551 at August 31, 2000.

      For the 2001 First Three Fiscal Quarters, the Company had a net decrease of cash of $1,165,402 compared to a net decrease of $904,550 in the 2000 First Three Fiscal Quarters.

      Cash used in operating activities for the 2001 First Three Fiscal Quarters was $2,883,407, compared to $44,331 provided by operating activities in the 2000 First Three Fiscal Quarters. In 2001, the major items that contributed to cash being used in operating activities were as follows: the net loss with non-cash expenses added back of $4,540,223, the increase in income taxes receivable of $11,957 and the increase in prepaid expenses of $72,998. The major items that contributed to cash being provided by operating activities were as follows: the decrease in accounts receivable of $604,723 a decrease in short-term investments of $250,209, an increase in accounts payable and accrued liabilities of $634,123 and a decrease in net assets from discontinued operations of of $131,514. In 2000, the major items that contributed to cash being provided by operating activities were as follows: net income with non-cash expenses added back of $819,111, decreases in income taxes receivable $167,957, and an increase in accounts payable and accrued liabilities and a decrease in net assets from discontinued operations of $540,021 and $183,903 respectively. The major uses of operating funds included increases in accounts receivable and prepaid expenses of $1,488,312 and $130,043 respectively.

      Cash used in investing activities in the 2001 First Three Fiscal Quarters was $3,270,461 compared to the $1,081,664 used in investing activities in the 2000 First Three Fiscal Quarters, an increase of $2,188,797. This increase was primarily the result of an increase in the note receivable from Engyro and the deposit of $1,689,710 on the purchase of shares in ApplicationStation.com, Inc.

      Cash provided by financing activities in the 2001 First Three Fiscal Quarters was $4,988,466, compared to the $132,783 providedin the 2000 First Three Fiscal Quarters. The increase is primarily due to the sale of the convertible debenture and the bridge financing.

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

Inflation

      The rate of inflation has had little impact on the Company's operations or financial position during the nine months ended May 31, 2001 and May 31, 2000 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2001 Fiscal Year.

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

                                               CHELL GROUP CORPORATION


Dated: July 13, 2001                  By: /s/ Cameron Chell
                                          --------------------------------------
                                              Cameron Chell,
                                           President and Chief Executive Officer
                                                 (Duly Authorized Officer)


Dated: July 13, 2001                  By: /s/ Don Pagnutti
                                          --------------------------------------
                                              Don Pagnutti,
                                           Principal Financial Officer

                             CHELL GROUP CORPORATION
                                    FORM 10-Q
                                  May 31, 2001

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