Form 10-K
period 2001-08-31
CHELL GROUP CORP
filed 2001-11-30
CIK 797313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended: August 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number: 0-18066

                             CHELL GROUP CORPORATION
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes |_| No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Aggregate market value (i.e., last price) of voting stock held by non-affiliates of the Registrant, as of November 26, 2001 US$5,687,791

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 26, 2001 9,028,239 shares of common stock, par value US$.0467 per share

      DOCUMENTS INCORPORATED BY REFERENCE:      NONE

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

                                             August 31
                      ==========================================================
                       2001        2000        1999        1998        1997
                      ==========================================================

At end of period....  Cdn$1.5508  Cdn$1.4715  Cdn$1.4965  Cdn$1.5722  Cdn$1.3885
Average for period .      1.5284      1.4714      1.4949      1.4390      1.3676
High for period ....      1.5825      1.4955      1.5135      1.5770      1.3942
Low for period .....      1.4685      1.4489      1.4760      1.4100      1.3381

On November 26, 2001 the Noon Buying Rate was Cdn$1.6000.

ITEM 1. BUSINESS.

      We were incorporated on May 12, 1986 pursuant to the laws of the State of New York as "TrioSearch, Inc.". In June 1988, we changed our name to "NTN Canada, Inc.". In March 1998 we changed our name to Networks North Inc. and in September 2000, changed our name to Chell Group Corporation. Our head office and principal place of business is located at 14 Meteor Drive, Toronto, Ontario, M9W 1A4. Our registered office is located at 488 Madison Avenue, New York, New York, 10022.

      Effective October 1, 1996, we, indirectly through NTN Interactive Network Inc., a Canadian corporation, acquired all of the outstanding stock of Magic Lantern Communications Ltd., an Ontario corporation, and its subsidiaries. Magic Lantern currently has two wholly owned subsidiaries, one of which is 1113659 Ontario Ltd., operating as Viewer Services and the other of which is Tutorbuddy Inc. Magic Lantern and its subsidiaries market and distribute an exclusively licensed library of educational videos. Tutorbuddy, a development stage project, will provide interactive online educational video services offering tutorial assistance. Magic Lantern also has a 75% ownership of the outstanding stock of Sonoptic Technologies Inc. Sonoptic operates a digital video facility.

      In August 1997, we acquired certain business assets of Image Media Ltd. and 802117 Ontario Inc., operating as Pilot Software. In September 1997, we, indirectly through NTN Interactive Network, acquired 51% of the outstanding stock of Interlynx Multimedia Inc., an Ontario corporation. In June 1999, we, indirectly through NTN Interactive Network, acquired the remaining 49% of the outstanding stock of Interlynx. Interlynx developed and markets PROFIS, an advanced web-based training software that runs on Windows NT servers. Effective June 2001, we sold our interest in Interlynx.

      In September 1999, pursuant to an Asset Purchase Agreement we, through our wholly owned subsidiary 1373224 Ontario Limited, acquired substantially all of the property and assets (excluding accounts receivable) of GalaVu Entertainment Inc., an Ontario corporation. We acquired from GalaVu in this transaction the bulk of their equipment, which consisted of audiovisual entertainment equipment, including computers, videocassette recorders and transmitters, which are installed in hotels and other hospitality facilities for the use of guests on a pay-per basis. Our decision to acquire GalaVu's assets was based upon the anticipated synergy between the interactive and audiovisual entertainment services provided by GalaVu and our NTN Interactive Network subsidiary. Our decision was also based upon our intention to expand our more profitable interactive entertainment business segment and our belief that such a segment would provide us with a substantial positive cash flow. We believe that the acquisition of these assets complements our previously existing line of business undertaken by NTN Interactive Network.

      The following is an organizational chart of the Corporation: (1)

                                   -----------
                                   CHELL GROUP
                                   CORPORATION
                                   -----------

         -----------------------------------------------------------------------
         |                  |              |              |         |     |
         |                  |              |              |         |  ---------
         |                  |              |              |         |  Chell.com
         |                  |              |              |         |  USA Inc.
         |                  |              |              |         |  ---------
---------------------  ---------------  -----------  -------------- |
Gala Vu Entertainment  NTN Interactive    3484751    Chell Merchant |
    Network, Inc.       Network, Inc.   Canada Inc.   Capital Group |
---------------------  ---------------  -----------  -------------- |
                            |                                       |
                            |                                       |
                            |                                       |
                       --------------                               |
                        Magic Lantern                               |
                       Communications                               |
                            Ltd.                                    |
                       --------------                               |
                           |                                        |
                           |                           -----------  |
                           |                           Engyro Inc.--|
      ----------------------------------------            22% *     |
      |                    |                 |         -----------  |
      |                    |                 |                      |
      |                    |                 |                      |
      |                    |                 |                      |
---------------   ------------------   ---------------              |
Tutorbuddy Inc.        Sonoptic        Viewer Services              |
                  Technologies, Inc.   1113659 Ontario ----------   |
                          75%               Ltd.       cDemo Inc.---|
---------------   ------------------   ---------------   14.3% *
                                                       ----------

(1) All subsidiaries are 100% owned unless otherwise stated.

* Reduced from original purchase percentage due to dilution resulting from subsequent financings.

The following is a chart detailing our percentage ownership in our subsidiaries and, where applicable and available, the other entity or entities that have an equity shareholding in these companies:

------------------------------------------------------------------------------------------------------------------------------------
Subsidiary                                 Our Percentage Ownership        Other Entities with Equity Shares and   Subsidiary's
                                                                           Percentages                             Revenues as a
                                                                                                                   Percentage of our
                                                                                                                   Total Revenues
------------------------------------------------------------------------------------------------------------------------------------
Chell Merchant Capital Group, Inc.         100%                            N.A.                                     0%

------------------------------------------------------------------------------------------------------------------------------------
NTN Interactive Network Inc.               100%                            N.A.                                    38.1%
------------------------------------------------------------------------------------------------------------------------------------
GalaVu Entertainment Network Inc.          100%                            N.A.                                    36.5%
------------------------------------------------------------------------------------------------------------------------------------
Magic Lantern Communications Ltd.          100% (through NTN Interactive   N.A.                                    20.3%
                                           Network, Inc.)
------------------------------------------------------------------------------------------------------------------------------------
Sonoptic Technologies Inc.                 75% (through Magic Lantern)     25% Govt. of                             4.7%
                                                                           New Brunswick
------------------------------------------------------------------------------------------------------------------------------------
1113659 Ontario Ltd., operating as Viewer  100% (through Magic Lantern)    N.A.                                     0%
Services
------------------------------------------------------------------------------------------------------------------------------------
Tutorbuddy Inc.                            100% (through Magic Lantern)    N.A.                                     0.4%
------------------------------------------------------------------------------------------------------------------------------------
3484751 Canada Inc.                        100%                            N.A.                                     0%
------------------------------------------------------------------------------------------------------------------------------------
Chell.com USA Inc.                         100%                            N.A.                                     0%
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Investment Companies:   Our Percentage Ownership   Other Entities with Equity             Subsidiary's Revenues as a
                                                   Shareholding and Percentages           Percentage of our Total
                                                                                          Revenues
--------------------------------------------------------------------------------------------------------------------
Engyro, Inc.            22.1% **                   Private Venture Capitalists            *
                                                   (60.0%,); Engyro's Management (17.9%)
--------------------------------------------------------------------------------------------------------------------
cDemo Inc.              14.3% **                   Private Venture Capitalists            *
                                                   (22.32%); cDemo's Management and
                                                   Employees (59.82%)
--------------------------------------------------------------------------------------------------------------------

* Due to our current minority investment in such entities, future revenues, when and if realized, will not be included in our total revenues.
** Reduced from original purchase percentage due to dilution resulting from subsequent financings.

Financial Information about Industry Segments: (In Canadian $'s)

      Reference is hereby made to the Business Sector data for the years ended August 31, 2001, 2000, and 1999 in Exhibit 99.1 below.

      =======================================================================
                                     2001           2000            1999
                                      $              $               $
      =======================================================================

      External revenue
         Entertainment               13,588,788     14,121,764      7,569,929
         Education                    4,616,991      4,971,823      5,192,378
         Merchant Services                   --             --             --
         Corporate                       16,595         13,703         61,384
      =======================================================================
                                     18,222,374     19,107,290     12,823,691
      =======================================================================
      Inter-segment revenue
         Education                      183,329        275,941             --
         Corporate                           --        128,283        223,435
      =======================================================================
                                        183,329        404,224        223,435
      =======================================================================
      Operating profit (loss)
         Entertainment                 (208,371)       515,167        446,681
         Education                   (1,084,531)      (792,665)      (623,400)
         Merchant Services           (5,887,912)            --             --
         Corporate                   (2,113,866)    (1,218,183)      (319,634)
      =======================================================================
                                     (9,294,680)    (1,495,681)      (496,353)
      =======================================================================
      Identifiable assets
         Entertainment                5,459,008      7,009,552      4,725,971
         Education                    3,793,863      3,526,317      4,290,025
         Merchant Services            1,489,711             --             --
         Corporate                      654,823        895,894        837,653
      =======================================================================
                                     11,397,405     11,431,763      9,853,649
      =======================================================================
      Corporate assets
         Entertainment                3,170,363      4,352,448      3,699,785
         Education                     (666,589)       844,142        (22,367)
         Merchant Services               99,754             --             --
         Corporate                    2,141,512        355,590      1,063,713
      =======================================================================
                                      4,745,040      5,552,180      4,741,131
      =======================================================================
      Capital expenditures
         Entertainment                  729,486        842,955        350,836
         Education                      673,976        319,191        250,797
         Merchant Services               50,900             --             --
      =======================================================================
                                      1,430,962      1,162,146        601,633
      =======================================================================
      Depreciation & Amortization
         Entertainment                1,960,652      1,808,715        967,188
         Education                      507,218        408,856        428,377
         Merchant Services              431,967             --             --
         Corporate                      140,570         31,750         33,654
      =======================================================================
                                      3,040,407      2,249,321      1,429,219
      =======================================================================

      We currently conduct our business through ten directly or indirectly owned subidiaries and three investment companies. The following is a list of such subsidiaries, and which of our business segments each operates in:

--------------------------------------------------------------------------------
Wholly-owned subsidiaries                              Business Segment
================================================================================
Chell Merchant Capital Group                           Merchant Services
Chell.com USA Inc.                                     Merchant Services
NTN Interactive Network Inc.                           Entertainment
GalaVu Entertainment Network Inc.                      Entertainment
Magic Lantern Communications Ltd.                      Education
Sonoptic Technologies (1)                              Education
1113659 Ontario Ltd., operating as Viewer Services     Education
Tutorbuddy Inc.                                        Education
3484751 Canada Inc.                                    Corporate

Investment Companies                                   Business Segment
--------------------------------------------------------------------------------
Engyro, Inc. (22.1%)                                   Merchant Services
CDemo Inc. (14.3%)                                     Merchant Services
ApplicationStation.com (2) (12.75%)                    Merchant Services
================================================================================

(1) We own 75% of Sonoptic. The government of New Brunswick owns the remaining 25%.
(2) Our acquisition of ApplicationStation is currently pending our determination as to whether to proceed with such acquisition and obtaining the funds required to do so.

OUR BUSINESS

      We are engaged in the business of providing interactive entertainment services, electronic/online products and services and merchant capital services. Our core businesses are interactive entertainment services provided by our NTN Interactive Network subsidiary and the merchant capital services provided through our Merchant Capital Group subsidiary. GaluVu is a technology-based entertainment provider of interactive in-room entertainment systems to hotels across Canada. Interactive entertainment services also involve, for example electronic sports trivia games played on computer units installed in bars, pubs and restaurants. Our Magic Lantern subsidiary and its subsidiaries are involved in the marketing and distribution of educational video and media resources, providing interactive online educational video services and the conversion of analog video to digital video formats and Interlynx designs and develops web-based training software. Electronic/online products and services involve providing business software applications and support, as well as educational tools, over the Internet to registered subscribers. In addition, the business of merchant capital services involves our investment in and acquisition of significant but undervalued operating companies or technologies, to which we then apply management experience, in an effort to appreciate the value of those companies.

      Our main business strategy is to operate or invest in companies that represent the latest in technological innovations. We apply our expertise, industry contacts, and market foresight to these companies in order to create shareholder value.

NTN Interactive Network Inc.

      Our NTN Interactive Network subsidiary is engaged in the marketing and distribution of the NTN Entertainment Network services throughout Canada. These activities are being conducted through an exclusive license covering Canada granted to NTN Sports Inc., (predecessor to our

NTN Interactive Network subsidiary) by NTN Communications, Inc. of Carlsbad, California. The license grants our NTN Interactive Network subsidiary the right to market the products and programs of NTN Communications, Inc. throughout Canada for a 25-year term ending December 31, 2015. NTN Communications, Inc. does not have an equity position in us or in our NTN Interactive Network subsidiary.

      The NTN Entertainment Network

      The NTN Entertainment Network is owned and operated by NTN Communications, Inc. and uses existing technology to broadcast two-way interactive live events to subscriber locations. The Network provides digital data broadcast transmissions, which enable equipment and software at subscriber locations to display text and graphics programming and to interpret responses from Network viewers. All programming is produced at and transmitted from the NTN Broadcast Center in Carlsbad, California. More than 3,575 restaurants, lounges, hotels, and other hospitality sites across North America have subscribed to these services and installed systems capable of receiving Network broadcasts. These subscriber systems receive satellite broadcasts containing the Network interactive programs, such that thousands of patrons at subscriber locations can interact with the same programs simultaneously. Our NTN Interactive Network subsidiary markets the Network throughout Canada to the hospitality industry, installs the systems, and provides technical and marketing support to Network sites. Over 500 Group Subscribers are located in Canada. Designed to be hardware independent, the Network may be transmitted through a variety of techniques including, direct satellite, cable, gateway service, FM sideband, Internet, TV vertical blanking interval, and telephone. We currently use direct satellite as the method of transmission.

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

      NTN Play-Along Games

      NTN Play-Along Games are played in conjunction with live, televised events. The prime NTN Play-Along Game is QB1, a game of football strategy.

      NTN Premium Trivia Games

      NTN Premium Trivia Games are promotion-oriented weekly game shows that usually require an hour of participation. Prizes are awarded to the top finishers. Games among all participating subscriber locations include the following: Showdown, a general knowledge game; Sports Trivia Challenge, a game focused on sports, and Spotlight, a game that quizzes players about the world of show business and celebrities; Playback, a music news, trivia, song title and musical topics game; and Sports IQ, a weekly sports trivia game. Half-hour interactive trivia games comprise the majority of the Network's programming. Countdown and Wipeout are trivia games designed for fast competitive play among participants at each subscriber location.

      NTN Interactive Network Market

      Our NTN Interactive Network subsidiary's market remains our largest core business, considering that network services and pay-per-view television services marketed to the restaurant and hospitality industries total approximately 36% of our revenues. Our NTN Interactive Network subsidiary positions the Network to prospects and clients as a means of attracting patrons (to play the games), retaining their patronage (as they return to play again), and increasing the length of time patrons stay in their establishment. As the number of repeat customers and their length of stay increases, the hospitality establishment has an increased opportunity to sell additional food and beverage.

      Our NTN Interactive Network subsidiary's sales force targets the strongest hospitality outlets in Canada, including a number of chain accounts. Attractive rental packages are in place to support our NTN Interactive Network subsidiary's sales efforts. Our NTN Interactive Network subsidiary promotes the Network as one of the best and technically advanced forms of on-premises advertising to this market, offering long-term repetitive exposure to a captive, attentive, and enthusiastic audience.

      Each end user receives the Subscriber System, including the equipment and the proprietary software, from our NTN Interactive Network subsidiary. In most instances, the customer rents the equipment from our NTN Interactive Network subsidiary. Our NTN Interactive Network subsidiary, in turn, purchases equipment from several suppliers. Following installation, each end user pays a monthly fee to our NTN Interactive Network subsidiary for the Network services.

GalaVu Entertainment Network Inc.

      Our GalaVu subsidiary is a technology-based entertainment provider of interactive in-room entertainment systems to hotels. Our GalaVu subsidiary is currently installed in over 200 Canadian hotels, primarily small and mid sized. Our GalaVu subsidiary's interactive system is based on proprietary technology and provides a wide range of affordable, in-room entertainment packages. Marketed to guests under the Round-the-Clock Entertainment brand, our GalaVu subsidiary's suite of products include Hollywood movies on demand, premium television programming, and other information and entertainment services designed to enhance the stay of hotel guests while generating revenue for our GalaVu subsidiary and its hotel partners.

Magic Lantern Group

      Our Magic Lantern subsidiary and its subsidiaries operate in two principal markets including, (i) the marketing and distribution of educational video and media resources, and (ii) the conversion of analog video to digital video formats.

      Our Magic Lantern subsidiary and its subsidiaries market and distribute an exclusively licensed library of educational video titles to schools, school boards, and Ministries of Education across Canada and internationally, excluding the U.S. Our Magic Lantern subsidiary's exclusive distribution rights enable it to avoid competing for the sale of specific titles, while competing for a share of the available media-buying budget within each educational jurisdiction. Several years ago, our Magic Lantern subsidiary began accumulating digital delivery rights for the titles it distributes, and approximately 65% of all titles in its library include such rights. Our Management believes that this extensive library of titles with digital delivery rights will favorably position our Magic Lantern subsidiary as distribution technologies and delivery systems migrate to digital formats, a process that is already underway in Canada.

      Tutorbuddy, a development stage project, will provide interactive online educational video services offering tutorial assistance. Tutorbuddy's web site will provide home and school access to thousands of video subjects with online learning support, including interaction with real-time tutor-monitored study groups, personalized research assistance, resource-monitoring for parents and teachers and scheduled webcasts on specific topics. Tutorbuddy's technology will allow students, teachers and parents to search and have immediate access to indexed video titles relevant to homework, class projects, lesson plans and educational programs. Tutorbuddy, through its parent Magic Lantern, has access to a library of educational content which is substantial, representing over 250 producers of content with over 12,000 educational titles in release with digital rights negotiated to more than half the titles currently in release. Tutorbuddy enters the education and home learning market through Magic Lantern's strong Canadian presence where it counts some 9,000 out of the 12,000 Canadian schools as customers.

      Sonoptic, located in Saint John, New Brunswick, operates a digital video facility which converts analog video to digital video formats suitable for distribution through the Internet, as well as through broadband distribution networks being established by telephone and cable companies in Canada and elsewhere. This is a relatively new type of business and, while there are numerous "low-end" service providers entering the market in North America, there are no clear leaders or dominant players that have emerged. Sonoptic is also positioning itself as a premier source for digital video consulting and conversion services within the key markets, which are expected to emerge in the next two to three years.

Merchant Capital Group

      Business Strategy

      Our Merchant Capital Group subsidiary is in the business of defining, building and re-engineering businesses using new economy technologies to maximize market value. The Merchant Capital Group's continual focus is to identify upcoming technology trends and create the effective infrastructure required to build out and support these trends.

      Our Merchant Capital Group subsidiary is helping to define and grow a new business and computing model known as the Application Service Provider, which we refer to as the Application Service Provider industry.

      Application Service Provider - Software as a Service

      Application Service Provider is changing the way application software is distributed. The Application Service Provider concept is based on centrally hosted computing. Instead of purchasing software applications for installation on personal computers, companies and individuals subscribe to (i.e. rent) the applications and then securely access them from any web connection. Application Service Providers are transforming software from a product to a service that provides specific functionality for end-users without the problems of installation, servicing, and upgrading. Most major software corporations have announced new initiatives in the Application Service Provider market.

      Merchant Capital Group Services:

1. Fee Based Consulting Services: Our Merchant Capital Group subsidiary serves clients by advising them on e-commerce strategy, with particular focus on the Application Service Provider industry. Consulting services include, but are not limited to, business development activities, strategic alliances, and marketing and promotional activities.

2. Creation of Businesses: Our Merchant Capital Group subsidiary intends to create companies to become leaders in areas that we believe will define new technological trends. The intent is to fully develop these companies and then sell them to established industry players or via public offerings.

3. Corporate Reengineering: Our Merchant Capital Group subsidiary intends to target for acquisition undervalued and under-performing corporations and apply management expertise, new economy thinking, and new technologies in order to boost market value and corporate performance.

4. Merchant Capital Services: Our Merchant Capital Group subsidiary intends to assist clients with raising funds and with merger and acquisition activity.

      Merchant Capital Group Strategy

      Our Merchant Capital Group subsidiary follows a three-way model of defining, creating, and exploiting new trends in technology:

1. Strategic Development: Our Merchant Capital Group subsidiary continually monitors the competitive landscape to determine if there currently exist companies to exploit the technological trend. If not, the Merchant Capital Group intends to develop in-house companies to exploit the technological trend.

2. Acquisition: Our Merchant Capital Group subsidiary targets appropriate companies for acquisition and development.

3. Research and Development: In addition to the above, our Merchant Capital Group subsidiary maintains research and development in an effort to discover and help create new technological trends.

      These strategies and services are designed to offer our Merchant Capital Group subsidiary's clients the following benefits within the marketplace:

1. Brand and Market Awareness: Our Merchant Capital Group subsidiary's activities for clients include extensive public and media relations, marketing campaigns, brand development and identity, and promotion. These activities are developed in close consultation with clients.

2. Business Development: Our Merchant Capital Group subsidiary has an extensive list of market contacts and is a member of the Application Service Provider Industry Consortium, the Personalization Consortium, and the Rich Media Consortium. These memberships and established relationships allow our Merchant Capital Group subsidiary to assist client activities in the sourcing and formulation of strategic alliances, business arrangements, joint development programs, and general business development.

3. Additional Financings: Our Merchant Capital Group subsidiary maintains an up-to-date database on venture capital activity. This allows our Merchant Capital Group subsidiary to identify appropriate venture capitalists that would be interested in pursuing financing relationships with client companies.

On September 19, 2000, pursuant to a purchase and sale agreement among us, our Merchant Capital Group subsidiary, Chell.com, and Cameron Chell, we and our Merchant Capital Group subsidiary acquired certain assets from Chell.com and the following shares for an aggregate purchase price of US$27,002,086:

      (a) 480,000 shares of cDemo were acquired by us which represents approximately 14.3% of cDemo's issued and outstanding stock;

      (b) 875,000 shares of Engyro Inc. were acquired by us which represents approximately 34% of Engyro's issued and outstanding stock; and

      (c) 60,000 Common Shares of Chell.com (USA) Inc., a Nevada corporation were acquired by us which represents 100% of Chell.com (USA)'s outstanding stock.

      (d) 962,500 Common Shares of eSupplies, Inc., which were held in escrow as discussed below, were subsequently released.

      Pursuant to the Purchase and Sale Agreement, we acquired the above-referenced shares for an aggregate purchase price of US$25,234,583. We also acquired certain assets from Chell.com including office leases, office equipment and computers, insurance contracts, employment contracts and service agreements for a price of US$1,767,503. Accordingly the combined aggregate purchase price for the Chell.com assets, the 480,000 shares of cDemo, the 875,000 shares of Engyro Inc., and the 60,000 Common Shares of Chell.com (USA) Inc. was US$27,002,086. The sole director and shareholder of Chell.com is Cameron Chell. Our Merchant Capital Group subsidiary also assumed a liability owing by Chell.com to Canadian Advantage Limited Partnership II, in the amount of US$1,767,499 on the condition that Canadian Advantage Limited Partnership II accept full settlement of such indebtedness by our Merchant Capital Group subsidiary issuing 451,868 exchangeable shares of our Merchant Capital Group subsidiary. The aggregate purchase price payable by us under the Purchase and Sale Agreement of US$27,002,086 was paid by the issuance by us of a total of 5,396,733 of our Common Shares at the deemed price of US$3.91155 per share and 1,506,439 shares of our Merchant Capital Group which were exchangeable for our Common Shares on a one-for-one basis. The 1,476,398 exchangeable shares of our Merchant Capital Group that were originally issued for the 962,500 eSupplies shares had been held in escrow pursuant to an escrow agreement dated October 11, 2000 among Cameron Chell, us and Wolff Leia Huckell, Barristers and Solicitors. These Merchant Capital Group exchangeable shares were to be released from escrow after receiving written notice from us that the new course of business being taken by eSupplies fits with our business model and provides significant value to us. Since we have subsequently determined that eSupplies' business profile does not fit with ours, the CMCG Exchangeable Shares have been cancelled and the 962,500 eSupplies shares have been returned to Cameron Chell. Subsequent to the cancellation of the eSupplies transaction, the aggregate purchase price was reduced to US$21,227,081.

      Pursuant to an asset purchase agreement dated September 1, 2000, Magic Lantern acquired the assets and business operations of Richard Wolff Enterprises, Inc., a company based in Illinois, for a purchase price of $289,590 on a discounted basis. Richard Wolff Enterprises, Inc. is not an entity related to or affiliated with us. As a result, Magic Lantern has expanded its library of educational titles and now has access to the international distribution infrastructure formerly held by Richard Wolff Enterprises. The asset purchase agreement also contains a purchase price adjustment clause whereby the price may be adjusted upwards to a maximum of an additional US$100,000 if certain revenue levels are achieved. Specifically, if gross revenues for the acquired business exceed US$500,000 for the 12 month period ending August 31, 2001,

Magic Lantern will pay to Richard Wolff Enterprises US$50,000, and if gross revenues exceed US$600,000 for the second 12 month period ending August 31, 2002, Magic Lantern will pay to Richard Wolff Enterprises an additional US$50,000. This condition has not currently been met. In addition, the asset purchase agreement provides that Richard Wolff, President of Richard Wolff Enterprises, has agreed to act as a consultant to Magic Lantern for a term of 2 years to assist in the transition and growth of the business as it expands internationally.

      On October 10, 2000, pursuant to a Securities Purchase Agreement dated October 3, 2000, we completed the issue and sale of a US$3,000,000 convertible debenture to the VC Advantage Limited Partnership. Cameron Chell is a director and shareholder of VC Advantage Limited Partnership. The convertible debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at our option. The convertible debenture is convertible into our Common Shares, at US$3.00 per share, in amounts specified by VC Advantage Limited Partnership. The maximum number of our Common Shares that VC Advantage Limited Partnership will receive is 1,000,000. On November 30, 2000 the convertible debenture was assigned by VC Advantage Limited Partnership to Canadian Advantage Limited Partnership II. VC Advantage Limited Partnership assigned this convertible debenture due to difficulty with certain of its investments, which in turn inhibited its ability to advance the funds to us as per the terms of the convertible debenture. Canadian Advantage Limited Partnership II is not an entity related to or affiliated with us. A total of US$1,700,000 has been advanced to us as at the date hereof and Canadian Advantage Limited Partnership II is in default of its obligation to advance the balance of the funds. We also issued 50,000 warrants for the shares of VC Advantage Limited Partnership. Each Warrant entitles the holder thereof to acquire one of our Common Shares at US$3.00 per share at any time prior to October 3, 2004, for an aggregate of 50,000 shares.

Planned Future Activities

Investment Subsidiaries

Engyro

      Engyro is the surviving legal entity resulting from the merger of R Home Funding Co. Ltd., a Nevada corporation and its wholly owned Delaware subsidiary, Engyro, Inc. Its headquarters are located in Shelton, Connecticut. We own 22.1% of the stock of Engyro and the remaining equity of the company is as follows:
Private Venture Capitalists (60.0%,); Engyro's Management (17.9%). Engyro has started business operations and recently announced that it will provide an advanced license management and reporting solution for Microsoft(R) Great Plains(R) Business Solutions' business process outsourcing program.

      Engyro is a financial transaction engine designed to support the high demands created by rapid growth in the Application Service Provider industry. Engyro is focusing on providing the critical back end administrative services for the Application Service Provider industry. Our Management believes that this will allow integration of the billing, payment, disbursement, and settlement functions for Application Service Provider companies. Engyro has custom designed its system to enable simplification of the complex economic variables of delivery, measurement and payment, with full reconciliation and posting directly to the accounting systems of all parties in the Application Service Provider transaction. Engyro intends to strategically deploy its service offering to give efficient and flexible local service to the Application Service Providers', Independent Software Vendors and Network Service Providers. Engyro's platform is flexible enough to allow it to grow into other market areas such as business-to-business and e-commerce. Engyro is still developing its product and has not yet received any revenue.

      Engyro's primary market is the Application Service Provider marketplace. Most Application Service Providers have yet to develop sophisticated and integrated accounting systems and backroom capabilities, and typically outsource non-core operations. Engyro proposes to approach potential customers and work with them to design creative solutions for their billing and payment needs. Engyro also intends to approach Independent Software Vendors to market Engyro's ability to enable them to transition to an e-commerce platform to take advantage of new distribution channels in the Application Service Providers. Engyro intends to approach Independent Software Vendors and Network Service Providers and seek to assist them in their provision of Application Service Provider value-added services to their core offering. Engyro intends to reach its target market in the following ways:

      (1) Indirectly by offering Independent Software Vendors a secure method to enable Application Service Providers alternative subscription software rental-models through the remote Management of the payment process; and

      (2) Through strategic partnerships/marketing relationships with software metering/monitoring companies, billing companies, accounting software providers, Data Centers, and other components of the community of Application Service Provider elements.

cDemo

      cDemo is a start up company that was incorporated in the State of Delaware in February 2000. The head office is located at 236B Broadway, Chico, California, 95926 and there is a satellite office located at 114, 1215 - 13th Street SE, Calgary, Alberta. We own 14.3% of the stock of cDemo and the remainder of the company's stock is distributed as follows: Private Venture Capitalists (22.32%); cDemo's Management and Employees (59.82%), none of whom are affiliated with us. Allan Chell, Cameron Chell's brother, is a Director and principal shareholder of cDemo and its VP of Strategic Development. cDemo is developing its products and has not yet received any revenue.

      cDemo plans to position itself as a trusted and unbiased electronic assessment and listing service. To perform a standardized electronic assessment and listing, cDemo has researched and developed an assessment methodology that is capable of "commoditizing" products, and displaying them in a format that is easy to both read and view. cDemo's unique consortium of technology partners are producing a technological system that our Management believes will be capable of tailoring the cDemo electronic assessment to industry and partner requirements.

The assessment software will be loaded into a rugged, handheld tablet. cDemo plans to use this tablet device to collect and transmit an electronic demonstration based on an Internet connection to the cDemo backend database.

      cDemo's first target industry is used vehicle sales. In order for the automotive industry and Internet-based automotive companies to access the multi-billion dollar used vehicle industry, cDemo intends to provide the nationwide electronic assessment and listing infrastructure necessary for this to occur and intends to generate revenue from service providers, trade-ins, on-site volume assessments, lease returns, advertising, and data mining.

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

      In order to establish the nationwide assessment and listing infrastructure, cDemo plans to foster business alliances with nationwide quick lube chains and other service stations; newspapers, photo buy publications, and Internet based classifieds; automobile finance, insurance and extended warranty companies; and automotive dot-com businesses. cDemo has no current business operations and as at the date hereof, cDemo has not entered into any agreement with third parties and there can be no assurance that cDemo will be able to do so in the future.

Competition

      The market for merchant capital services, interactive entertainment services and electronic/online products and services is rapidly evolving and highly competitive. Although we believe that the diverse segments of the interactive entertainment and venture capital services markets will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments. Competitors include a wide variety of companies and organizations, including venture capitalists, interactive entertainment providers, Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers.

      Our Merchant Capital Group subsidiary operates in the venture capital market and competes with several similar organizations. Despite having different business models and strategic outlooks than our Merchant Capital Group subsidiary, our Management believes that the following companies represent our Merchant Capital Group subsidiary's primary competition:

1. CMGI: Based in Andover, Massachusetts, CMGI creates and manages the most diverse network of Internet companies in the world. It is a company constructed of various companies in the following industries:
      Advertising/Marketing, Content & Community, E-commerce and Enabling Technologies. CMGI's portfolio consists of more than 60 companies, most of which are market or segment leaders;

2. Internet Capital Group: Based in San Francisco, Internet Capital Group, which we refer to as ICG, is an Internet holding company actively engaged in business-to-business e-commerce through a network of partner companies. ICG has a network of over 60 companies. The strategy of the company is to integrate its holdings and interests into a collaborative network that leverages knowledge and resources; and

3. Softbank: Based in Tokyo and California, Softbank is perhaps the largest Internet market force in the world. Softbank has a global presence and powerful global strategic partnerships. The company has established a worldwide presence by leveraging strategic alliances with subsidiaries such as Softbank Capital Partners (US$1.35 billion), and Softbank Technology Group. Softbank has ownership positions in over 120 Internet companies.

      Our NTN Interactive Network subsidiary operates in the interactive entertainment services industry. In 1996, we became aware of a new entertainment system, Sports Active, attempting to enter the hospitality market. Sports Active offers only two programs, a football game and a trivia game. While it is visually entertaining, it requires audio and we believe this is a significant drawback in the restaurant environment in which it is being marketed. We have not found this to be a significant competitive entry.

      With the entrance of motion picture, cable and TV companies, competition in the interactive entertainment and multimedia industries will likely intensify in the future.

      Our Magic Lantern subsidiary operates in a large and fragmented market. There are many producers and distributors of educational media resources. These market participants make up the diverse educational media supply chain. It is believed that Magic Lantern's extensive library of titles with digital delivery rights, along with our Magic Lantern subsidiary's established relationships with Canadian schools, make it one of the dominant players in its market.

      GalaVu's competition includes other interactive in-room entertainment providers. With the development of new satellite technologies, and the increasing speed of network connections, GaluVu expects the competition to develop new services. These new services may include digital programming on demand, enhanced hotel concierge services, billing presentment and settlement, and others. GaluVu expects that new technologies will lead to intensifying competition in the future.

      Engyro's competition includes financial institutions that are pursuing online settlement, disbursement, and clearing services. While there are numerous online financial institutions, most are focused on the consumer end of the market, offering products and services aimed at allowing consumers to complete banking activities online. In addition, many competitors exist within the

Application Service Provider financial supply chain, each offering a different set of services that in conjunction allow Application Service Provider services to be offered. We believe that there is currently no direct competition to Engyro as no other financial transaction company is focused exclusively on the Application Service Provider market.

      cDemo's competition includes assessment services, newspaper classified advertisement and related services, photo buy and sell publications, Internet-based automobile description and search organizations, and Internet-based automobile sales organizations. We believe that these organizations exist within a highly fragmented market each playing a role in the overall assessment and vehicle transaction process. We believe that cDemo is unique within the marketplace in that it acts as an independent and unbiased collector of information that is presented for the benefit of all participants in the used vehicle marketplace.

Employees

We have 125 employees in the nine operating subsidiaries, consisting of 6 executives, 14 salespersons, 55 persons involved in technical services, 6 involved in graphic development, 6 in marketing, 18 individuals involved in administration, 11 individuals involved in finance and accounting, 2 individuals involved in research and development, 5 individuals involved in information services and 2 individuals involved in investor relations. We believe that our staff is adequate for our anticipated needs.

ITEM 2. PROPERTIES.

      We own an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 12,500 square foot, one story building. We and our NTN Interactive Subsidiary presently use this building as our principal place of business.

      We also own an approximately 29,000 square foot parcel of land, located at 10 Meteor Drive in Toronto, Ontario, on which stands a 14,000 square foot, two story building. Our Magic Lantern Group Subsidiary, its subsidiaries and GalaVu presently utilize this building as their principal place of business.

      Our Magic Lantern subsidiary owns three office units, comprising an aggregate 8,000 square feet of office space, in a building at 775 Pacific Road, Oakville, Ontario. These premises were leased to a third party in 1999. We, through our subsidiaries, lease 2,342 square feet of office space in Saint John, New Brunswick for an annual rent of Cdn$35,130, 8,451 square feet of office and warehousing space in Vancouver, British Columbia for an annual rent of Cdn$108,939 and 961 square feet of office space in Chicago, Illinois for and annual rent of US$18,980.

      The property located at 10 Meteor Drive in Toronto, Ontario, as well as the property located at 775 Pacific Road, Oakville, Ontario, has been financed through a Matched Fund Term Loan, with the Royal Bank of Canada, dated April 24, 1998. The principal outstanding regarding these two properties, as at August 31, 2001 was Cdn$1,206,478.

      GalaVu lease 8,619 square feet of office space in a building located at 3790 - 3820 Victoria Park Avenue, North York, Ontario, with the lease expiring on October 31, 2002 ($77,729 annually). GalaVu is also a guarantor of a lease dated September 22, 1999 between 15516 Canada Inc. and XON Digital Communications Limited for a 3,500 square foot premises located in Halifax, Nova Scotia ($39,130 annually).

      Our Merchant Capital Group subsidiary leases 12,043 square feet of office space in Suites 301, 500 and 700 in a building located at 630 - 8th Avenue S.W. Calgary, Alberta. The combined annual rent of the three suites in Cdn$202,087.

      We believe that our facilities and those of our subsidiaries are adequate for their present requirements.

ITEM 3. LEGAL PROCEEDINGS.

      Set forth below is a description of material pending litigation to which we are a party.

      1. On June 18, 1992, Interactive Network Inc. (Interactive) commenced a lawsuit against the us, NTN Communications and our NTN subsidiary in the Federal Court of Canada, Trial Division, Montreal, Quebec, under the titled Interactive Network, Inc. v. NTN Communications, Inc., NTN Sports, Inc. and NTN Canada, Inc. This action alleges that Interactive granted NTN Communications the right to use the Interactive Patent, which right Communications then improperly licensed to us and our NTN subsidiary. Interactive alleges that the license agreement between NTN Communications and our NTN subsidiary and us infringes upon the Interactive Patent. The action seeks a declaration of the validity of the Interactive Patent, an injunction restraining us from further infringement, and either damages (in an unspecified amount) or an accounting of profits derived from certain games used in Canada. Except for the aforementioned pleadings, no proceedings or discovery have been undertaken in this action.

      We believe that the licenses granted to us by NTN Communications are valid and that the patent infringement claims underlying this action will ultimately be proven to be unfounded. We intend to vigorously defend our position and to prosecute the Interactive position in the action; however, there can be no assurance that any or all of these actions will be decided in favour of us. We believe, based in part upon the advice of outside, independent counsel, that the costs of defending and prosecuting these actions will not have a material adverse effect upon our financial position.

      In its Quarterly Report on Form 10-Q, for the quarter ended September 30, 1996, NTN Communications stated that "[w]ith the courts [sic] assistance, [Communications] and [Interactive] have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties." The disputes referred to in the NTN Communications Form 10-Q involved litigation in the United States involving allegations similar to the allegations underlying the actions between Interactive and us. In the NTN Communication Form 10-Q, NTN Communications also noted that "no substantive action has been taken in the furtherance of" the Company Action or Interactive Action.

      2. Canada Customs and Revenue Agency is currently in discussions with us regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. An assessment in the amount of approximately $600,000 has been made to date by Canada Customs and Revenue Agency and we have filed a notice of objection.. We believe that we have valid defenses with respect to these matters and accordingly, no amount has been recorded in these financial statements. In the event that such matters are settled in favour of Canada Customs and Revenue Agency, the amounts could be material and would be recorded in the period in which they become determinable.

      Neither our property nor ourselves are a party or subject to any other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

      To our knowledge no other proceedings of a material nature have been or are contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                     PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock, par value $.0467 per share (the "Common Stock"), is traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market ("NASDAQ"), under the symbol "CHEL". Set forth below is the range of high and low bid prices (US$) for shares of Common Stock for each full quarterly period within our three most recent fiscal years and our quarter of the current year. The information reflects inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------
                                           High         Low       Trading Volume
                                          --------------------------------------
                                           (US$)       (US$)
================================================================================
1999 Fiscal Year
     First Quarter                         4.750       1.125         1,385,390
     Second Quarter                        5.375       2.000         4,131,407
     Third Quarter                         3.500       1.375         1,000,982
     Fourth Quarter                        3.000       1.500           874,184
2000 Fiscal Year
     First Quarter                         2.500       1.500           585,270
     Second Quarter                        3.625       1.375         2,109,781
     Third Quarter                         7.875       2.250         3,825,607
     Fourth Quarter                       11.438       3.000         3,323,447
2001 Fiscal Year
     First Quarter                         7.219       3.000           581,689
     Second Quarter                        4.813       1.813           502,712
     Third Quarter                         2.313       0.938         1,811,151
     Fourth Quarter                        1.600       0.870         2,816,087

      On November 26, 2001, the closing price of the Common Shares on NASDAQ was US$0.6000.

      As of the close of business on November 26, 2001, there were 207 holders of record of our Common Stock. We believe that there are approximately 1100 beneficial holders of Common Stock.

      As of the close of business on November 26, 2001, the following Common Shares have been issued by us in the last twelve months:

      1. The convertible preferred shares were converted, resulting in the issuance of 300,000 shares of our common stock.

      2. 5,426,772 commons shares were issued for the asset purchase from Cameron Chell and Chell.com Ltd.

      3. 145,000 common shares were issued as payment for consulting fees rendered.

      4.    We issued 131,974 common shares in lieu of salary.

      5.    We also issued 36,602 common shares for the settlement of debt.

      Pursuant to our Stock Option Plan, the following issuances of stock were made in the last twelve months:

                  ------------------------------------------
                                              Number of
                  Month of Issuance     Common Shares Issued
                  ==========================================
                  September 2000                1,150
                  October 2000                  5,100
                  January 2001                 56,500
                  ==========================================

      Since its inception in 1986, we have not paid any cash dividends on our Common Stock. However, we have, in the past, declared certain stock dividends and stock splits. We intend to retain earnings, if any, to finance operations and, therefore, do not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth a summary of selected financial information regarding the Company and its subsidiaries, consolidated, for each of the five fiscal years ended August 31, 2001. The earnings per share amounts, prior to 1998, have been restated as required to comply with Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see Note 11 to the consolidated financial statements.

Statement of Operations Data (Canadian Dollars):
--------------------------------------------------------------------------------------------------
                                                       Year Ended August 31,
                                  2001           2000           1999          1998         1997
                                   $              $              $             $            $
==================================================================================================
Operating revenues             18,222,374     19,107,290     12,823,691    13,404,542   10,351,689
Cost of sales                   6,818,111      7,204,919      4,874,768     5,030,602    3,395,898
Gross profit                   11,404,263     11,902,371      7,948,923     8,373,940    6,955,791
Net income (loss)             (11,226,225)    (2,323,621)      (971,497)      618,065      609,387
Net income (loss) per share         (1.34)         (0.81)         (0.36)         0.24         0.25
Weighted average number of
 Shares outstanding             8,393,589      2,873,042      2,635,050     2,550,805    2,441,992
==================================================================================================

Balance Sheet Data (Canadian Dollars):
======================================================================================
                                                 August 31,
                          2001         2000         1999         1998         1997
======================================================================================
Total assets            16,225,003   17,220,211   14,546,003   15,802,359   14,287,602
Long-term obligations    5,943,512    4,436,213    2,216,675    2,840,218    2,185,249
Shareholders' equity     2,248,128    9,383,419   10,792,767   11,033,178    9,488,648
======================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

      Our consolidated financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is expressed in Canadian dollars. The following discussion should be read in conjunction with the consolidated financial statements, and notes thereto, included in this document.

Results of Operations

      Year Ended August 31, 2001 Compared to Year Ended August 31, 2000

      Revenues. Revenues from network services for the 2001 Fiscal Year were $6,300,891, compared to $6,345,552 for our fiscal year ended August 31, 2000 (the "2000 Fiscal Year"), a decrease of $44,661 or 0.7%. The number of hospitality sites decreased slightly between the 2001 and 2000 fiscal years.

      Revenues from Pay-tv for the 2001 Fiscal Year were $6,651,913, compared to $6,517,940 for our 2000 Fiscal Year, an increase of $133,973 or 2.1%. The increase is the result an increase in the buy-rate experienced in the rooms, due to more "blockbuster" movie titles.

      Revenues from event programming for the 2001 Fiscal Year were $403,993, compared to $500,168 for the 2000 Fiscal Year, a decrease of $96,175 or 19.2%. The decrease was due to a decreased number of corporate events hosted, both in Canada and abroad, in 2001 when compared to the number of events hosted in 2000.

      Revenues from ad sponsorship were $231,991 for the 2001 Fiscal Year, compared to $675,532 for the 2000 Fiscal Year, a decrease of $443,541 or 65.7%. The decrease was the result of a decrease in the number and size of corporate sponsors over the level experienced in the previous period.

      Revenues from video and software sales were $3,113,725 for the 2001 Fiscal Year, compared to $3,702,801 for the 2000 Fiscal Year, a decrease of $589,076 or 15.9%. Decreased levels of funding by all levels of government have resulted in tighter budget constraints placed upon educational bodies, and as a result, sales of educational material have fallen. In addition, the demand for analog or VHS formats is decreasing, yet the demand for the digital formats has not increased at the same rate.

      Revenues from video dubbing were $682,870 for the 2001 Fiscal Year compared to $717,596 for the 2000 Fiscal Year, a decrease of $34,726 or 4.8%. The decrease can be attributed to stabilization in the local customer base after our Magic Lantern subsidiary and its subsidiaries' relocation in late fiscal 1998 and the focus towards more internal production, thus resulting in a lesser push towards external revenue sources.

      Revenues from digital encoding were $820,396 for the 2001 Fiscal Year, compared to $539,815 for the 2000 Fiscal Year, an increase of $280,581 or 52.0%. The increase can be attributed to increased demand for digital services and the increased capacity in the production lab.

      Other revenues were $16,595, compared to $107,886 for the 2000 Fiscal Year, a decrease of $91,291 or 84.6%.

      As a result of the foregoing, our total revenues in the aggregate were $18,222,374, compared to $19,107,290 for the 2000 Fiscal Year, a decrease of $884,916 or 4.6%.

      Cost of Sales. Cost of Sales for network services for the 2001 Fiscal Year were $2,384,303, compared to $2,160,351 for the 2000 Fiscal Year, an increase of $223,952 or 10.4%. The number of hospitality sites outstanding in 2001 compared to the number outstanding in 2000 decreased, however we are billed by NTN Communications, Inc. in United States dollars and the increase in cost of sales resulted from a weaker Canadian dollar in the 2001 Fiscal year ($1.5284 for the 2001 Fiscal Year compared to $1.4714 for the 2000 Fiscal Year). As a percentage of our total revenues, such costs increased to 13.1% for the 2001 Fiscal Year from 11.3% for the 2000 Fiscal Year.

      Pay-tv costs were $2,937,189 for the 2001 Fiscal Year, compared to $2,919,417 for the 2000 Fiscal Year, an increase of $17,772 or 0.6%. Even though revenue increased, we are receiving lower cable costs than experienced in the 2000 Fiscal Year, thus offsetting increased promotion and royalty costs. As a percentage of our total revenues, such costs increased to 16.1% for the 2001 Fiscal Year from 15.3% for the 2000 Fiscal Year.

      Event programming costs were $255, compared to $23,819 for the 2000 Fiscal Year, a decrease of $23,564 or 98.9%. The decrease was commensurate with the decrease in the number of events hosted in event programming revenues and decreased costs resulting from the events being client run and not performed by us.

      Advertising sponsorship costs were nil, compared to $93,496 for the 2000 Fiscal Year. The decrease was the result of decreased costs associated with restructuring of the department.

      Video and software costs in aggregate were $1,249,851, compared to $1,625,885 for the 2000 Fiscal Year, an decrease of $376,034 or 23.1%. The decrease corresponds to the decrease in revenue as discussed above. As a percentage of our total revenues, these costs have fallen to 6.9% in the 2001 Fiscal Year from 8.5% in the 2000 Fiscal Year.

      Video dubbing costs were $244,670, compared to $157,289 for the 2000 Fiscal Year, an increase of $87,381 or 55.6%. The increase can be attributed to a higher cost of tape and case. As a percentage of our total revenues, these costs have risen to 1.3% in the 2001 Fiscal Year from 0.8% in the 2000 Fiscal Year.

      Digital encoding costs were $1,843 for the 2001 Fiscal Year, compared to $111,657 for the 2000 Fiscal Year, a decrease of $109,814 or 98.3%. The decrease is the result of digital encoding materials being supplied by customers.

      As a result of the foregoing, our total cost of sales was $6,818,111, compared to $7,204,919 for the 2000 Fiscal Year, a decrease of $386,808 or 5.4%. Total gross margins increased to 62.6% in the 2001 Fiscal Year from 62.3% in the 2000 Fiscal Year.

      Expenses. Selling, general and administrative expenses for the 2001 Fiscal Year were $16,250,171, compared to $10,726,556 for the 2000 Fiscal Year, an increase of $5,523,615 or 51.5%. The increase was caused by the addition of the Chell Merchant Capital Group and Chell.com (USA). Chell Merchant Capital Group's and Chell.com (USA)'s selling, general and administration expenses for the 2001 Fiscal Year were $5,452,378 and $121,715 respectively (There are no comparative figures for the 2000 Fiscal Year). There were increased consulting, legal and accounting fees of $298,556, $819,215 and $302,739 respectively. These increased due to the acquisition and the increased reporting requirements for the Quarterly reviews. There were also increased operating costs due to the addition of the two new companies, such as; communications ($202,531), rent and utilities ($117,649), travel ($992,595), office supplies ($100,023). Also there was increased advertising and promotion ($418,557) and investor and public relations ($492,846) associated with the two new companies. In addition there was an increase in salaries and benefits of $1,762,128. These staffing levels have been reduced and these costs should not be incurred in the next fiscal year. As a whole, Chell Merchant Capital Group and Chell.com (USA) attributed for the increase in selling, general and administrative expenses, however these costs have been dramatically decreased and should not occur with our current company structure in the next fiscal year. As a percentage of the Company's total revenues, total selling, general and administrative expenses increased to 89.2% for the 2001 Fiscal Year from 56.1% for the 2000 Fiscal Year.

      Write-off of leaseholds was $355,560 for the 2000 Fiscal Year. Chell Merchant Capital Group experienced the one-time write-offs.

      Bad debts expense was $171,407, compared to $140,090 for the 2000 Fiscal Year, an increase of $31,317 or 22.4%. The increase resulted from an increase in the allowance for doubtful accounts. As a percentage of our total revenues, such costs increased to 0.9% for the 2001 Fiscal Year from 0.7% for the 2000 Fiscal Year.

      Interest and bank charges for the 2001 Fiscal Year were $881,398, compared to $282,085 for the 2000 Fiscal Year, an increase of $599,313 or 212.5%. The increase was the result of the increased debt levels associated with the purchase of Richard Wolff Enterprises, and the increased debt for the promissory note and convertible debenture. As a percentage of our total revenues, such costs increased to 4.8% for the 2001 Fiscal Year from 1.5% for the 2000 Fiscal Year.

      Depreciation and amortization for the 2001 Fiscal Year were $3,040,407, compared to $2,249,321 for the 2000 Fiscal Year, an increase of $791,086 or 35.2%. This increase is the result of depreciation on the capital asset additions in 2001, and the addition of our Chell Merchant Capital Group subsidiary ($431,697). As a percentage of our total revenues, such costs increased to 16.7% for the 2001 Fiscal Year from 11.8% for the 2000 Fiscal Year.

      Net Income/Loss. As a result of all of the above, the Company's net loss for the 2001 Fiscal Year was $11,226,225 compared to net loss of $2,323,621 for the 2000 Fiscal Year, a change of $8,902,604. This represents a decrease in net income as a percentage of total revenues to (61.6%) in the 2000 Fiscal Year from (12.2%) in the 2000 Fiscal Year.

      Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

      Revenues. Revenues from network services for the 2000 Fiscal Year were $6,345,552, compared to $6,607,915 for our fiscal year ended August 31, 1999 (the "1999 Fiscal Year"), a decrease of $262,363 or 4.0%. The revenue earned from playmaker repairs and maintenance performed by us for NTN Communications during the 2000 Fiscal Year was $57,387 compared to $184,356 for the 1999 Fiscal Year, a decrease of $126,969. In addition the 1999 Fiscal Year included a one time sale that resulted in a variance of $134,630. The remaining revenues are relatively constant between years due to the number of hospitality sites remaining at the same level between the 2000 and 1999 fiscal years.

      Revenues from Pay-tv for the 2000 Fiscal Year were $6,517,940. There is no comparative revenue for the 1999 Fiscal Year as the revenue comes from our GalaVu subsidiary, which was acquired in Fiscal 2000.

      Revenues from event programming for the 2000 Fiscal Year were $500,168, compared to $527,740 for the 1999 Fiscal Year, a decrease of $27,572 or 5.2%. The decrease was due to a decreased number of corporate events hosted, both in Canada and abroad, in 2000 when compared to the number of events hosted in 1999.

      Revenues from ad sponsorship were $675,532 for the 2000 Fiscal Year, compared to $308,602 for the 1999 Fiscal Year, an increase of $366,930 or 119.0%. The increase was the result of an increase in the number and size of corporate sponsors over the level experienced in the previous period.

      Revenues from video and software sales were $3,702,801 for the 2000 Fiscal Year, compared to $4,033,980 for the 1999 Fiscal Year, a decrease of $331,179 or 8.2%. Decreased levels of funding by all levels of government have resulted in tighter budget constraints placed upon educational bodies, and as a result, sales of educational material have fallen. In addition, the demand for analog or VHS formats is decreasing, yet the demand for the digital formats has not increased at the same rate.

      Revenues from video dubbing were $717,596 for the 2000 Fiscal Year compared to $691,156 for the 1999 Fiscal Year, an increase of $26,440 or 3.8%. The increase can be attributed to stabilization in the local customer base after our Magic Lantern subsidiary and its subsidiaries' relocation in late fiscal 1998.

      Revenues from digital encoding were $539,815 for the 2000 Fiscal Year, compared to $462,742 for the 1999 Fiscal Year, an increase of $77,073 or 16.7%. The increase can be attributed to increased demand for digital services and the increased size in the production lab.

      Other revenues, which consisted primarily of revenue from installation services, Internet services and interest income, were $107,886, compared to $191,556 for the 1999 Fiscal Year, a decrease of $83,670 or 43.7%. Installation services revenue was constant due to a constant number of sites and interest income was constant due to the short-term investments remaining at a consistent level. The change in other revenues arose primarily from Internet services; $2,301 for the 2000 Fiscal Year compared to $98,959 for the 1999 Fiscal Year, a decrease of $96,658. Internet services are no longer being provided.

      As a result of the foregoing, our total revenues in the aggregate were $19,107,290, compared to $12,823,691 for the 1999 Fiscal Year, an increase of $6,283,599 or 49.0%.

      Cost of Sales. Cost of Sales for network services for the 2000 Fiscal Year were $2,160,351, compared to $2,353,705 for the 1999 Fiscal Year, a decrease of $193,354 or 8.2%. The number of hospitality sites outstanding in 2000 compared to the number outstanding in 1999 was constant, however we are billed by NTN Communications, Inc. in United States dollars and a $29,850 decrease in cost of sales resulted from a stronger Canadian dollar in the 2000 Fiscal year ($1.4714 for the 2000 Fiscal Year compared to $1.4949 for the 1999 Fiscal Year). As a result of the decreased revenue from playmaker repairs, the associated cost of sales decreased by $82,654. As a percentage of our total revenues, such costs decreased to 11.3% for the 2000 Fiscal Year from 18.4% for the 1999 Fiscal Year.

      Pay-tv costs were $2,919,417 for the 2000 Fiscal Year. There are no comparative figures for the 1999 Fiscal Year. The Pay-tv costs as a percentage of our total revenues were 15.3%.

      Event programming costs were $23,819, compared to $24,650 for the 1999 Fiscal Year, a decrease of $831 or 3.4%. The decrease was commensurate with the decrease in the number of events hosted in event programming revenues. As a percentage of our total revenues, such costs decreased to 0.1% for the 2000 Fiscal Year from 0.2% for the 1999 Fiscal Year.

      Advertising sponsorship costs were $93,496, compared to $61,255 for the 1999 Fiscal Year, an increase of $32,241 or 52.6%. The increase was the result of increased marketing campaigns and its associated costs. As a percentage of our total revenue such costs remained constant at 0.5% for the 2000 Fiscal Year compared to the 1999 Fiscal Year.

      Video and software costs in aggregate were $1,625,885, compared to $1,709,626 for the 1999 Fiscal Year, a decrease of $83,741 or 4.9%. The decrease corresponds to the decrease in revenue as discussed above. As a percentage of our total revenues, these costs have fallen to 8.5% in the 2000 Fiscal Year from 13.3% in the 1999 Fiscal Year.

      Video dubbing costs were $157,289, compared to $353,983 for the 1999 Fiscal Year, a decrease of $196,694 or 55.6%. The decrease also can be attributed to the decrease in customer base and more efficient operations since the acquisition of Image Media Ltd. As a percentage of our total revenues, these have fallen to 0.8% in the 2000 Fiscal Year from 2.7% in the 1999 Fiscal Year.

      Digital encoding costs were $111,657 for the 2000 Fiscal Year, compared to $11,738 for the 1999 Fiscal Year, an increase of $99,919 or 851.2%. The increase is associated with the increased level of production and costs associated with the additional production facilities.

      Other costs, were $113,005, compared to $359,811 for the 1999 Fiscal Year, a decrease of $246,806 or 68.6%. As a percentage of our total revenues, such costs decreased to 0.6% for the 2000 Fiscal Year from 2.8% for the 1999 Fiscal Year. The decrease relates primarily to Viewer Services ($222,751), which became a wholly-owned subsidiary on June 16, 1999.

      As a result of the foregoing, our total cost of sales was $7,204,919, compared to $4,874,768 for the 1999 Fiscal Year, an increase of $2,330,151 or 47.8%. Total gross margins increased to 62.3% in the 2000 Fiscal Year from 61.9% in the 1999 Fiscal Year.

      Expenses. Selling, general and administrative expenses for the 2000 Fiscal Year were $10,726,556, compared to $6,830,575 for the 1999 Fiscal Year, an increase of $3,895,981 or 57.0%. The increase was caused by the following factors; firstly, GalaVu's selling, general and administration expenses for the 2000 Fiscal Year were $2,761,254 or 70.9% of the total increase (There are no comparative figures for the 1999 Fiscal Year); secondly, severance packages associated with executive restructuring; thirdly, a provision for certain investments; fourthly, there were increased legal and accounting fees associated with operations and items pertaining towards the Company's future; fifthly, there was a one-time compensation charge of $337,779 resulting from the change in the preferred share conversion rate and finally, costs associated with the purchase of the remaining 49% of Interlynx. As a percentage of the Company's total revenues, total selling, general and administrative expenses increased to 56.1% for the 2000 Fiscal Year from 53.3% for the 1999 Fiscal Year.

      Bad debts expense was $140,090, compared to $126,170 for the 1999 Fiscal Year, an increase of $13,920 or 11.0%. The increase resulted from an increase in the allowance for doubtful accounts. As a percentage of our total revenues, such costs decreased to 0.7% for the 2000 Fiscal Year from 1.0% for the 1999 Fiscal Year.

      Interest and bank charges for the 2000 Fiscal Year were $282,085, compared to $59,312 for the 1999 Fiscal Year, an increase of $222,773 or 375.6%. The increase was the result of the increased debt levels associated with the purchase of our GalaVu subsidiary. Our GalaVu subsidiary had interest charges of $176,325 or 79.1% of the total increase. As a percentage of our total revenues, such costs increased to 1.5% for the 2000 Fiscal Year from 0.5% for the 1999 Fiscal Year.

      Depreciation and amortization for the 2000 Fiscal Year were $2,249,321, compared to $1,429,219 for the 1999 Fiscal Year, an increase of $820,102 or 57.4%. This increase is the result of depreciation on the capital asset additions in 2000, primarily the addition of our GalaVu subsidiary. Our GalaVu subsidiary had depreciation and amortization for the 2000 Fiscal Year of $936,400. As a percentage of our total revenues, such costs increased to 11.8% for the 2000 Fiscal Year from 11.1% for the 1999 Fiscal Year.

      Income Taxes. There was no provision for income taxes for the 2000 Fiscal Year, compared to $150,000 for the 1999 Fiscal Year, a decrease of $150,000 or 100%. The provision for taxes is lower in 2000 when compared to the 1999 provision due to no individual operating unit experiencing a taxable income.

      Net Income/Loss. As a result of all of the above, the Company's net loss for the 2000 Fiscal Year was $2,323,621 compared to net loss $971,497 for the 1999 Fiscal Year, a change of $1,352,124. This represents a decrease in net income as a percentage of total revenues to (12.2%) in the 1999 Fiscal Year from (7.6%) in the 1999 Fiscal Year.

Liquidity and Capital Resources

      At August 31, 2001, we had a working capital deficit of $4,432,000 a decrease of $6,849,551 from working capital of $2,417,551 at August 31, 2000.

      Accounts receivable were $2,308,790 at August 31, 2001, compared to $3,098,808 at August 31, 2000, a decrease of $790,018. The decrease can be attributed to a decrease in the advertising and sponsorship sales, event programming and software revenue and as well as a decrease in the average number days outstanding in the receivables of Interactive. Property and equipment was $8,260,282 at August 31, 2001 compared to $7,689,620 at August 31, 2000, an increase of $570,662. This increase can be attributed to the following: the new corporate wide financial and accounting package purchased and implemented in the 2001 Fiscal Year for which the approximate cost was $200,000. There was an increase of approximately $150,000 of digital masters, that are required for the production of digital media as well as the additional assets associated with the acquisition of Richard Wolff Enterprises, Inc. Long-term debt was $9,658,997 in the 2001 Fiscal Year compared to $4,774,672, an increase of $4,884,325. The increase can be attributed to the $US1,700,000 convertible debenture associated with the Chell acquisition and the US$1,500,000 promissory note. Accounts payable were $2,469,663 in the 2001 Fiscal Year compared to $1,379,727 in the 2000 Fiscal Year, an increase of $1,089,936. The increase can be attributed the increase in accounting and legal fees as a result of additional SEC reporting and as well as the payables associated with the new entity, CMCG.

      For the 2001 Fiscal Year, we had a net cash outflow of $999,192, versus a cash outflow of $662,509 for the 2000 Fiscal Year. The net cash inflow for the 1999 Fiscal Year was $1,017,007. The decrease in net cash flow for the 2001 Fiscal Year was primarily due to cash used in investing activities and cash used in operating activities.

      Cash used in operating activities for the 2001 Fiscal Year was $2,858,451. The major factors contributing to the cash used in operations for the 2001 Fiscal Year include: net loss with non-cash expenses added back of $5,506,554; increases in accounts payable and accrued liabilities of $1,072,245, a decrease in accounts receivable ,short-term investments and other assets of $790,018, $250,051 and $111,072 respectively. The major factors contributing to the cash provided from operations for the 2000 Fiscal Year include: net loss with non-cash expenses added back of $436,555, an increase in accounts payable and accrued liabilities of $919,707 and a decrease in inventory of $119,616; cash used in operations were: increases in accounts receivable, income taxes receivable and an increase in the net assets from discontinued operations of $614,830, $143,227, $202,799 and $267,046 respectively. Cash provided by operating activities for the 1999 Fiscal Year was $1,640,659. The major factor contributing to the cash provided by operations during the 1999 Fiscal Year was net loss with non-cash expenses added back of $460,230 and a decrease in short-term investments of $1,780,407 reduced by the use of cash resulting from the increase in prepaid expenses, other receivables and decrease in accounts payable of $103,356, $153,020 and $304,370 respectively.

      Cash used in investing activities in the 2001 Fiscal Year was $3,070,672. This amount resulted from the purchase of property and equipment of $1,537,749,and the deposit on purchase of $1,430,962 Cash used in investing activities in the 2000 Fiscal Year was $1,162,146. This amount resulted from the purchase of capital assets totaling $1,162,146. Cash used in investing activities in the 1999 Fiscal Year was $614,130. This amount was primarily made up of purchases of capital assets totaling $601,633

      Cash provided by financing in the 2001 Fiscal Year were $4,929,930. The increase is primarily due to the sale of the convertible debenture and the bridge financing. Cash provided by financing in the 2000 Fiscal Year was $235,606 resulting primarily from the $281,134 proceeds of exercised employee stock options. Cash used in financing activities in the 1999 Fiscal Year totaled $9,521. This mainly resulted from $48,007 repayment of debt offset by a $38,486 increase in loans payable.

      Our business plan for 2002 contemplates obtaining additional working capital through refinancings or restructurings of our existing loan agreements, reducing operating overhead (which has already begun through workforce consolidation), and the possible sale of some of our existing subsidiaries. Our management is of the opinion that they will be able to obtain enough working capital and that together with funds provided by operations, there will be sufficient working capital for the Company's requirements.

      Inflation

      The rate of inflation has had little impact on our operations or financial position during the year ended August 31, 2001 and August 31, 2000 and inflation is not expected to have a significant impact on our operations or financial position during the 2002 Fiscal Year.

      We pay a number of our suppliers, including our licensor and principal supplier, NTN Communications, Inc., in US dollars. Therefore, fluctuations in the value of the Canadian dollar against the US dollar will have an impact on our gross profit as well as our net income. If the value of the Canadian dollar falls against the US dollar, our cost of sales will increase thereby reducing our gross profit and net income. Conversely, if the value of the Canadian dollar rises against the US dollar, our gross profit and net income will increase.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from changes in foreign currency exchange rates and interest rates. The Company and its wholly-owned subsidiaries are located in Canada and its functional currency is the Canadian dollar.

Interest rate risks.

We also had various loans outstanding at August 31, 2001 (approximately $9,659,000), which bear interest at a fixed rate. A hypothetical 10% adverse change in the interest rate on this debt would negatively affect net income and cash flow by approximately $40,000.

The company did not use any derivative financial investments to manage this exposure.

Exchange rate risks.

We are subject to foreign currency exchange rate fluctuations in the Canadian dollar value of foreign currency-denominated transactions. Based on our average annual net currency positions in fiscal 2001 and 2000, a 10% adverse change in average annual foreign currency exchange rates would not have been material to our consolidated financial statements for the years ended August 31, 2001 or 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Set forth below is a list of the consolidated financial statements of the Company being furnished in this Annual Report on Form 10-K pursuant to the instructions to Item 8 to Form 10-K and their respective locations herein.

Financial Statement                                                    Location
-------------------                                                    --------

Report of Independent Auditors
  Current....................................................            F - 1
  Predecessor................................................            F - 2
Consolidated Balance Sheets..................................            F - 3
Consolidated Statements of Operations........................            F - 4
Consolidated Statements of Shareholders' Equity..............            F - 5
Consolidated Statements of Cash Flows........................            F - 6
Notes to Consolidated Financial Statements...................            F - 7

----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      On October 12, 2000, Ernst & Young LLP ("E&Y"), the independent accountants who were engaged as the principal accountants to audit our financial statements resigned as our certifying accountants. E&Y's report on our financial statements as at August 31, 1999 and for the two years then ended contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended August 31, 1999 and during the subsequent interim period preceding E&Y's resignation we had no disagreement with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The facts and circumstances that relate to E&Y's resignation, as far as they are known to us, are as follows:

      E&Y served as our certifying accountants since 1995. E&Y orally informed us that pursuant to E&Y's internal rules, E&Y would resign as our certifying accountants since it was unwilling and therefore unable to rely upon the representations of Mr. Cameron Chell, our President and Chief Executive Officer, due to the existence of a Settlement Agreement dated November 6, 1998, between Cameron Chell, and the Alberta Stock Exchange. On April 3, 2000, our board of directors appointed Mr. Chell as a director and elected him as our Chair; on April 3, 2000, Chell.com. Ltd., an Alberta corporation wholly-owned by Mr. Chell, purchased approximately 16% of our issued and outstanding common stock; and on April 7, 2000, we advised E&Y of the existence of the Settlement Agreement. Pursuant to this Settlement Agreement with the Alberta Stock Exchange, Mr. Chell acknowledged the existence of certain facts that occurred during 1996 and 1997 while Mr. Chell was a registered representative in Alberta, Canada, licensed by the Alberta Securities Commission, and he agreed to certain restrictions imposed by the Alberta Stock Exchange and to pay a Cdn$25,000 civil fine. Specifically, Mr. Chell acknowledged that he had breached certain duties of supervision, disclosure, and compliance of the Alberta Stock Exchange in connection with various offers and sales of securities. Those restrictions included Mr. Chell's loss of Alberta Stock Exchange approval for a five-year period and enhanced supervision for a three-year period.

      E&Y's unwillingness to rely upon Mr. Cameron Chell's representations were based upon the existence of the Settlement Agreement with the Alberta Stock Exchange and not based upon any representations made by Cameron Chell.

      On November 1, 2000, our Board of Directors ratified the engagement of Lazar, Levine & Felix, LLP as our auditors for the year ending August 31, 2000. We have authorized E&Y to fully respond to any and all inquiries of Lazar, Levine & Felix, LLP concerning E&Y's resignation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

--------------------------------------------------------------------------------
Name                Age   Principal Positions with the Company   Director Since
================================================================================
Cameron Chell        33   Director, President and Chief
                            Executive Officer                         2000
Don Pagnutti         51   Director, Vice President-Finance,
                            Chief Financial Officer                   2000
Adrian P. Towning    57   Director                                    1994
David Bolink         33   Director                                    2000
Gordon Herman        43   Director                                    2000
Robert Stone         58   Director                                    2000
Shelly Singhal       34   Director                                    2001
Mark Truman          47   Secretary                                   N/A

      All of our Directors and Executive Officers were re-elected at our Annual Shareholders' Meeting held on February 28, 2001 and will hold office until the next succeeding Annual Meeting of Shareholders or until their successors are duly elected and qualified.

      Cameron Chell is our Chairman of the Board, President and Chief Executive Officer and is the Chairman and Chief Executive Officer of Chell.com Ltd. Mr. Chell is a founder of the Application Service Provider Consortium and FutureLink Corp.. He served as FutureLink's President, CEO and Chairman from 1997 to 1999. Mr. Chell is also a Director and Shareholder of VC Advantage Limited, the general partner of VC Advantage Fund Limited Partnership. Mr. Chell is also the Chairman of the Board of Directors of Engyro and cDemo. Previously, Mr. Chell worked in corporate finance in the private sector. Mr. Chell worked as a stockbroker at McDermid St. Lawrence Securities Ltd. from 1994 to 1997. On November 6, 1998, Mr. Chell entered into a Settlement Agreement with the Alberta Stock Exchange to resolve a pending investigation into alleged breaches by Mr. Chell of Alberta Stock Exchange rules and bylaws. As part of the Settlement Agreement, (i) Mr. Chell acknowledged that he had breached certain duties of supervision, disclosure, or compliance in connection with various offers and sales of securities and (ii) Mr. Chell was prohibited from receiving Alberta Stock Exchange approval for a five year period, subjected to a Cdn$25,000 fine and a three year period of enhanced supervision.

      Don Pagnutti was appointed our Vice President, Finance on September 19, 2000. Mr. Pagnutti has been our Chief Financial Officer since September 1998, and was our Executive Vice President and Chief Operating Officer from September 1997 to September 2000. From 1996 to 1997, he worked for Sullivan Entertainment Inc., as Executive Vice President and Chief Financial Officer. From 1980 to 1996, he worked for Telemedia Communications Ltd., a large Canadian media company as Vice President, Radio. Mr. Pagnutti is a Chartered Accountant and has a Masters Degree in Business Administration and a Bachelor of Commerce Degree from the University of Toronto.

      Adrian Towning is a private, independent investor in several companies involved in the communications industry. As a result of his investments, he has served as a director of some of these companies, including Medical Communications Corporation, which we refer to as MCC, from 1994 to July 1996. On May 14, 1996, MCC filed a petition under Chapter 7 of the United States Bankruptcy Code and the Bankruptcy Court appointed a Trustee of MCC on July 11, 1996. On July 16, 1996, MCC was dissolved. From 1983 to 1989, he established and managed Anglo-Massachusetts Investments Incorporated, with offices in Boston and London, which was involved in providing financial advice to Europeans.

      David Bolink was a Managing Director of Chell Merchant Capital Group from September 2000 to January 19, 2001 and served as Chell.com. Ltd.'s first President from December 1999 to July 2000. Mr. Bolink served as Director of Business Management of FutureLink Distribution Corp., an application service provider and a provider of server-based computing services, from May 1998 to December 1999. Mr. Bolink also served as Business Manager of Edmonton Society for Christian Education from May 1996 to May 1998. From February 1989 to May 1996, Mr. Bolink served as Asset Manager of Wilson Holdings, a property and financial management company.

      Gordon Herman was a Senior Managing Director of Chell Merchant Capital Group from September 2000 to January 19, 2001. Mr. Herman is currently the Chairman/President of Madison Companies Ltd., a company listed on the Canadian Venture Exchange Inc., which focuses on acquiring small to medium sized facilities management companies since 1997. From 1992 to 1998, Mr. Herman was the President/owner of Harding Hall & Graburne Insurance Inc., a property and casualty insurance broker. From 1996 to 1998, Mr. Herman was the Vice President, Western Canada - Acquisitions, at Equisure Financial Network, an insurance broker network trading on the Toronto Stock Exchange. From 1988 to 1992, Mr. Herman was the President of General Electric Capital Canada Leasing Inc., Canadian Operations (Canadian Subsidiary of General Electric).

      Robert Stone graduated with the degree of Bachelor of Science from the University of Toronto in 1964. From 1973 until 1997 Mr. Stone served in various capacities with Cominco Ltd., a company listed on the Toronto Stock Exchange, and the American Stock Exchange, being the Vice-President, Finance and Chief Financial Officer of that company from 1980 until 1997. From 1969 until 1973 Mr. Stone was the Director of Finance of Great Northern Capital Corporation. From 1964 until 1969 Mr. Stone worked with Clarkson Gordon, Chartered Accountants, receiving his Chartered Accountant designation in 1967. Mr. Stone currently serves as a director of a number of companies including: Boliden Limited; Golden Star Resources Ltd.; Mainsborne Communications International Inc.; Manhatten Minerals Corp.; Mr. Stone is also a former director of Agrium Inc.; Cominco Ltd.; Global Stone Corporation; Pine Point Mines Ltd.; TVI Pacific Inc.; and United Bolero Development Corp; Union Bank of Switzerland and West Kootenay Power & Light Company.

      Mr. Singhal is currently Managing Director of Technology Investment Banking for SBI E2-Capital (USA) Inc. Previously he was Managing Director of Technology Investment Banking for BlueStone Capital Securities, Inc., and Managing Director of Corporate Finance at Roth Capital Partners where he was head of the E-Commerce Group and Manager of the Roth Capital Partners Bridge Fund.

      Mark Truman has been our Controller since December of 1994.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table sets forth information concerning the compensation paid or accrued by us during the three years ended August 31, 2001 to the individual who served as our Chief Financial Officer during the 2001 Fiscal Year who received total annual salary and bonuses in excess of US$100,000 (Cdn$152,840) during the 2001 Fiscal Year (collectively, the "Named Executive Officers").

                                                                                Long-term
                                             Annual Compensation              Compensation
                                     ====================================   ================
                                                           Other Annual     Securities Under     All Other
Name and Principal                   Salary(1)   Bonus    Compensation(1)   Options/Granted    Compensation
Position                      Year     (Cdn$)    (Cdn$)        ($)                (#)               ($)
==================================   ====================================   ===============================
Donald Pagnutti (2)           2001   160,000       --           --               --                --
Vice-President, Finance and   2000   156,249       --           --          22,500                 --
Chief Financial Officer
==================================   ====================================   ===============================

Notes:

      (1) Perquisites and other personal benefits received in 1998, 1999 and 2000 did not exceed the lesser of US$50,000 and 10% of the total annual salary and bonuses for any of the Named Executive Officers.
      (2) Mr. Pagnutti's title was changed to Vice President Finance and Chief Financial Officer on September 19, 2000.

      During the three year period ended August 31, 2001, we did not grant any restricted stock awards or stock appreciation rights. Additionally, all of our group life, health, hospitalization, medical reimbursement or relocation plans, if any, do not discriminate in scope, terms or operation, in favor of the Named Executive Officers and are generally available to all salaried employees. Further, no Named Executive Officer received, in any of the periods specified in the Summary Compensation Table, perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total salary and bonus reported for the Named Executive Officer in the fiscal year in which such benefits were received, and no single type of perquisite or other personal benefits exceeded 25% of the total perquisites and other benefits reported for the Named Executive Officer in the applicable fiscal year.

Option Grants Table

      The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during the 2001 Fiscal Year, (b) the percentage the grant represents of the total number of options granted to all our employees during the 2001 Fiscal Year, (c) the per share exercise price of each option, (d) the expiration date of each option, and (e) the potential realized value of each option based on: (i) the assumption of a five (5%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term, and (ii) the assumption of a ten (10%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term.

                                                                                     Potential Realizable Value at
                                                                                     Assumed Rates of Stock Price
                                                                                     Appreciation for Option Term
                                                                                     =============================
Name                           Number of   Percentage of   Exercise    Expiration           5%       10%
                                Shares     Total Options    Price         Date
                              underlying     Granted to
                               Options      Employees in
                                Granted     Fiscal Year
==================================================================================================================
Donald Pagnutti (1)               Nil           Nil          Nil          Nil               Nil      Nil
Vice-President, Finance and
Chief Financial Officer
==================================================================================================================

Notes:

      (1) Mr. Pagnutti's title was changed to Vice President Finance and Chief Financial Officer on September 19, 2000.

Options Exercised and Remaining Outstanding

      Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during the 2001 Fiscal Year upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price),
(iii) the total number of unexercised options held on August 31, 2001, separately identified between those exercisable and those not exercisable, and
(iv) the aggregate value of in-the-money, unexercised options held on August 31, 2001, separately identified between those exercisable and those not exercisable.

                    Securities   Aggregate
                   Acquired on     Value       Unexercised Options at      Value of Unexercised in the Money
                     Exercise     Realized        August 31, 2001             Options at August 31, 2001
                        (#)          ($)                 (#)                              ($)
                   =======================   ===========================   =================================

                                             Exercisable   Unexercisable   Exercisable(1)   Unexercisable(1)
                                             ===========   =============   ==============   ================
Donald Pagnutti         Nil          Nil        31,875         20,625           Nil               Nil

Note:

      (1) The value of the unexercised "in-the-money" options has been determined by subtracting the exercise price of the options from the closing Common Share price of US$1.33 on August 31, 2001, and multiplying by the number of Common Shares that may be acquired upon the exercise of the options. The current exercise price of the options is higher than the closing Common Share price of US$1.33, therefore the Value of the options is nil.

Compensation of Directors

      Prior to September 8, 2000, each director, not otherwise our full time employee, was eligible to receive $500 for each meeting of the Board of Directors or committee thereof which they attended, along with the reimbursement of their reasonable expenses incurred on our behalf. In addition, each director, not otherwise our full time was eligible to receive 1,500 stock options annually.

      As of December 11, 2000, the Board of Directors formally adopted a standard arrangement pursuant to which only our outside directors are compensated for their services in their capacity as directors. This compensation arrangement is retroactive to September 19, 2000 (the date of the closing of the Agreement of Purchase and Sale between Networks North Inc., Networks North Acquisition Corp., Chell.com Ltd. and Cameron Chell).

      Outside Director's Compensation Schedule                   Cash    Options
                                                                 (US$)
1.    Directorship Acceptance Options (one time grant with a
      3 year vesting schedule)                                            45,000
2.    Annual Retainer-Chairman                                   20,000   10,000
3.    Annual Retainer-Director                                    6,000
4.    Annual Retainer-Committee Member (over and above
      directorship retainer)                                      3,000
5.    Annual Retainer-Committee Chair (over and above
      directorship retainer and committee retainer)               2,000
6.    Board Meeting Attendance Fee                               750/mtg.
7.    Committee Attendance Fee                                   500/mtg

Employment Contracts with Named Executive Officers

      In November 1999, we renewed Donald Pagnutti's employment agreement originally dated August 15, 1997, pursuant to which Mr. Pagnutti serves as our Executive Vice President, Chief Financial Officer and Chief Operating Officer. Effective September 19, 2000, Mr. Pagnutti's title was changed to Vice President, Finance and Chief Financial Officer. The agreement provides for an initial base compensation of $160,000 with annual reviews, together with automobile expenses of $9,000. In addition to the fixed remuneration, we shall pay Mr. Pagnutti a bonus at the end of each year of the term in the event that during the said year our actual net income before taxes as audited using the generally accepted accounting principles applied on a basis consistent with those previous years, equaled or exceeded our projected net income before taxes as determined by our Board of Directors at the commencement of the said year. The agreement further provided that we grant to Mr. Pagnutti options to purchase a minimum of 15,000 of our Common Shares.

      On September 19, 2000, we entered into an employment agreement with Cameron Chell, pursuant to which Mr. Chell serves as our President and Chief Executive Officer. The agreement provides for an initial base compensation of $360,000, together with automobile expenses of $8,400. In addition to the fixed remuneration, we shall provide Mr. Chell with the services of an Executive Assistant on an ongoing basis and an Accountant for a reasonable period of time to allow for the completion of outstanding accounting work related to existing companies in which Mr. Chell is involved. It was the understanding of the parties that this agreement was to be replaced by a definitive employment agreement before October 10, 2000, however, such agreement has not been entered into at this time. Since the signing of this agreement, Mr. Chell has eliminated both his salary and automobile allowance in an effort to reduce our cash requirements. These were eliminated with the understanding that the compensation of Mr. Chell will be mutually agreed upon between the parties.

      We do not have any other employment agreements in effect with any other executive employee.

Compensation Committee Interlocks and Insider Participation

      Our Audit and Compensation Committees currently consist of Robert Stone and Adrian P. Towning. Messrs. Stone and Towning are not our officers or employees, and have not served in such capacities in the past. None of our executive officers served as a director or member of the compensation committee (or group performing similar functions) of another entity, one of whose executive officers served on the Audit and Compensation Committee or as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Set forth in the table below is information concerning the ownership, as of the close of business on November 30, 2001, of the Common Stock by each person who is known us to be the beneficial owner of more than five (5%) percent of the Common Stock, our directors and Named Executive Officers, and all directors and executive officers as a group.

-----------------------------------------------------------------------------------
                                                  Amount and Nature of   Percent of
Name and Address(1)                               Beneficial Ownership    Class (2)
===================================================================================
Chell.com Ltd. (3)                                           5,325,048        59.0%
Cameron Chell (Director, President and Chief
   Executive Officer(4)                                      5,326,648        59.0%
Canadian Advantage Limited Partnership II                    1,238,535        13.7%
Gordon Herman (Director)(5)                                    332,236         3.7%
David Bolink (Director)(6)                                     311,411         3.4%
Don Pagnutti (Vice-President - Finance and
   Chief Financial Officer)(7)                                  33,750         0.4%
Adrian Towning (Director)(8)                                    25,125         1.9%
Robert Stone (Director)(9)                                      15,000         0.1%
Shelly Singhal                                                       0           0%
All directors and executive officers as a group
   (6 persons) (10)                                          5,395,523        59.8%
===================================================================================

      (1) Unless otherwise stated, the address of our directors and executive officers is c/o Chell Group Corporation, 14 Meteor Drive, Toronto, Ontario, Canada M9W 1A4.

      (2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60-day period, have been exercised.

      (3)   Cameron Chell is the sole director and shareholder of Chell.com Ltd.

      (4)   Includes 5,325,048 Common Shares held by Chell.com Ltd.

      (5) Represents the vested portion of an option in Chell.com Ltd. held by Mr. Herman, for the purchase of our common shares, which are owned by Chell.com Ltd.

      (6) Represents the vested portion of an option in Chell.com Ltd. held by Mr. Bolink, for the purchase of our common shares, which are owned by Chell.com Ltd.

      (7) Represents options, which have vested and are available for exercise.

      (8) Includes 3,000 of our common shares and 19,125 options, which have vested and are available for exercise.

      (9) Represents options, which have vested and are available for exercise.

      (10) This percentage of stock ownership by directors and executive officers was calculated as a percentage of our total outstanding common stock, which was 9,028,239 at November 26, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Set forth below is a description of certain transactions between us and our directors, executive officers, beneficial owners of five percent or more of the outstanding Common Stock, or members of the immediate family of any of the foregoing persons, as well as certain business relationships between the us and our directors, which occurred or existed during the 2001 Fiscal Year and subsequent thereto. Our management believes that the transactions described in this section were made on terms no less favorable than those which could have been obtained from third parties.

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

      b) Gordon Herman is interim President of cDemo, a consultant to eSupplies and receives compensation therefore. He holds an option in Chell.com to acquire 498,354 shares of our company, which are held by Chell.com, at a price of $1.00 (which may be adjusted up or downward based on certain contingencies).

      c) David Bolink, Engyro's Vice-President of Business Development and is a consultant to eSupplies and receives compensation therefore. He holds an option in Chell.com to acquire 467,121 shares of our shares, which are held by Chell.com, at a price of $1.00 (which may be adjusted up or downward based on certain contingencies).

      d) Consulting Agreement between Chell.com and Buyersangel.com Inc. (now known as cDemo, Inc.) dated January 21, 2000 that was assigned to us as part of the purchase of Chell.com assets effective August 31, 2000, whereby we provide consulting services to cDemo for a period of 12 months for a fee of US$720,000. Cameron Chell is the Chairman of the Board of cDemo. Mr. Herman is a director.

      e) Consulting Agreement between Chell.com and R Home Funding Company Ltd. (now known as Engyro, Inc.) dated January 17, 2000 that was assigned to us as part of the purchase of Chell.com assets effective August 31, 2000 whereby we provide consulting services to Engyro for a period of 14 months, ending on January 15, 2001, for a fee of US$720,000. Cameron Chell is the Chairman of the Board of Engyro.

      f) Consulting Agreement between Mainsborne Communications International Inc. and us dated September 1, 2000 whereby we provide consulting services for a term of 1 year for a fee of US$25,000 per month. Mr. Stone is a director of Mainsborne Communications International Inc.

      g) License Agreement between us, Cameron Chell, and Chell Merchant Capital Group dated August 31, 2000 whereby Mr. Chell grants us and Chell Merchant Capital Group the right to use the trademarks "Chell.com", "Chell Merchant Capital Group" and "Chell Corporation" in exchange for the fee of $1.00 per year.

      h) Securities Purchase Agreement with VC Advantage Fund ("VC") on October 3, 2000, for up to US$3,000,000 loan to us. VC received a Convertible Debenture, which is convertible into our Common, based upon an agreed conversion price of $3.00 per share. As of November 30, 2000, VC had assigned its rights in this Agreement to Canadian Advantage Limited Partnership ("CALP II") and a total of US$1,700,000 has been advanced to the Company. The US$1,700,000 advance is convertible into 566,667 Common shares. Cameron Chell is a Director and shareholder of VC Advantage Limited, the general partner of VC. Pursuant to the assignment of this agreement to CALP II, this is no longer a related transaction as Mr. Chell has no interests in CALP II.

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

      none

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

      10.9 Option Agreement, dated October 1, 1996, among 1199846 Ontario Ltd., NTN Interactive Network Inc. and NTN Canada, Inc.+
     10.10 Registration Rights Agreement, dated October 1, 1996, among NTN Canada, Inc., Connolly-Daw Holdings Inc. and 1199846 Ontario Ltd.+
     10.11 Employment Agreement dated as of August 31, 1994, between NTN Interactive Network Inc. and Peter Rona. +
     10.12 Management Agreement, dated October 1, 1996, between Magic Lantern Communications Ltd. and Connolly-Daw Holdings Inc. +
     10.13 Employment Agreement dated October 1, 1996, between Magic Lantern Communications Ltd. and Douglas Connolly. +
     10.14 Employment Agreement dated October 1, 1996, between Magic Lantern Communications Ltd. and Wendy Connolly. +
     10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
     10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as Creditor. +
     10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
     10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
     10.19 Certificate to the Escrow Agent certifying that the conditions of Closing have been satisfied or waived. +
     10.20 Certificate to the Escrow Agent certifying that the conditions of Closing have not been satisfied or waived. +
     10.21 Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
     10.22 Order of the Ontario Superior Court of Justice, dated September, 1999, approving the transaction contemplated herein, and vesting in the Purchaser the right, title and interest of GalaVu and the Receiver, if any, in and to the Purchased Assets, free and clear of the right, title and interest of any other person other than Permitted Encumbrances. +
     10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
     10.24 Covenant of Networks North Inc., dated September 13, 1999, to allot and issue and pay to the Bank in writing 100,000 common shares of NETN.
     10.25 Agreement of Purchase and Sale dated August 4, 2000 by and among Networks North Inc., Networks North Acquisition Corp., Chell.com Ltd. and Cameron Chell. +
     10.26 Valuation of Chell.com Ltd. and investments as of May 31, 2000 by Stanford Keene.
        22  +
        23  List of Subsidiaries
        27  Business Sector Date

+     Incorporated by reference. See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHELL GROUP CORPORAITON


Date: November 28, 2001               By: /s/ Cameron Chell
                                          --------------------------------------
                                          Cameron Chell, President & CEO

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                           Capacity                         Date
     ----                           --------                         ----


/s/ Cameron Chell            Director, President and
----------------------       Chief Executive Officer           November 28, 2001
Cameron Chell

                        Director, Vice President-Finance,
/s/ Don Pagnutti             Chief Financial Officer           November 28, 2001
----------------------
Don Pagnutti


/s/ Shelly Singhal                   Director                  November 28, 2001
----------------------
Shelly Singhal


/s/ David Bolink                     Director                  November 28, 2001
----------------------
David Bolink


/s/ Gordon Herman                    Director                  November 28, 2001
----------------------
Gordon Herman


/s/ Adrian P. Towning                Director                  November 28, 2001
----------------------
Adrian P. Towning


/s/ Robert Stone                     Director                  November 28, 2001
----------------------
Robert Stone

                           INDEPENDENT AUDITORS REPORT

The Board of Directors
Chell Group Corporation
Toronto, Ontario

We have audited the accompanying consolidated balance sheets of Chell Group Corporation and subsidiaries as of August 31, 2001 and 2000 and the related consolidated statements of operations and shareholders' equity and cash flows for each of the two years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chell Group Corporation and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                          /S/ LAZAR LEVINE & FELIX LLP
                                          --------------------------------------

New York, New York
November 16, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Chell Group Corporation

      We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Chell Group Corporation and subsidiaries for the year ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Chell Group Corporation and subsidiaries for the year ended August 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                          /S/ Ernst & Young LLP
                                          --------------------------------------
Toronto, Canada                           Chartered Accountants
November 12, 1999

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 AS AT AUGUST 31
                         (Expressed in Canadian dollars)

===============================================================================================
                                                                 2001              2000
                                                                            Restated - note 17)
                                                                  $                 $
===============================================================================================
ASSETS
Current
Cash and cash equivalents                                        356,421             1,355,613
Short-term investments (note 4)                                   19,676               269,727
Accounts receivable, trade - net of allowance for doubtful
            accounts of $227,000; [2000 - $178,000]            2,308,790             3,098,808
Other receivables (note 16)                                       84,814               216,990
Income taxes receivable                                          155,204               143,227
Inventory                                                        105,590               206,216
Prepaid expenses                                                 570,868               527,549
-----------------------------------------------------------------------------------------------
Total current assets                                           3,601,363             5,818,130
===============================================================================================
Property and equipment, net (notes 6 & 8)                      8,260,282             7,689,620
Licenses, net of accumulated amortization                        247,321               250,248
Goodwill, net of accumulated amortization                      1,795,737             1,938,480
Notes receivable (note 5)                                        160,000               160,000
Deposit on purchase (note 14)                                  1,689,710                    --
Other assets, net of amortization                                388,032               202,799
Net assets from discontinued operations (note 13 [a])             82,558             1,160,934
-----------------------------------------------------------------------------------------------
                                                              16,225,003            17,220,211
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable - trade (note 16)                             2,469,663             1,379,727
Accrued liabilities                                            1,789,042             1,623,220
Current portion of long-term debt (note 8)                     3,774,658               397,632
-----------------------------------------------------------------------------------------------
Total current liabilities                                      8,033,363             3,400,579
===============================================================================================
Long-term debt, net of current portion(note 8)                 5,884,339             4,377,040
Deferred income taxes payable (note 7)                            59,173                59,173
-----------------------------------------------------------------------------------------------
Total liabilities                                             13,976,875             7,836,792
===============================================================================================
Commitments and Contingent liabilities (notes 9 & 12)
Shareholders' equity
Share capital (note 10)
    0 Preferred shares [2000 - 900,000]                               --                10,917
    9,028,239 common shares [2000 - 2,925,141]                   604,109               191,122
    Capital in excess of par value                            14,143,533            10,454,669
    Deficit                                                  (12,499,514)           (1,273,289)
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                     2,248,128             9,383,419
===============================================================================================
                                                              16,225,003            17,220,211
===============================================================================================

The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED AUGUST 31
                         [Expressed in Canadian dollars]

                                                                           2001             2000             1999
                                                                                        (Restated -
                                                                                         Note 17 )
---------------------------------------------------------------------------------------------------------------------
                                                                            $                $                $
---------------------------------------------------------------------------------------------------------------------
REVENUE
Network services                                                         6,300,891        6,345,552        6,607,915
Pay-tv                                                                   6,651,913        6,517,940               --
Event programming                                                          403,993          500,168          527,740
Advertising sponsorship                                                    231,991          675,532          308,602
Video and software sales                                                 3,113,725        3,702,801        4,033,980
Video dubbing                                                              682,870          717,596          691,156
Digital encoding                                                           820,396          539,815          462,742
Other                                                                       16,595          107,886          191,556
---------------------------------------------------------------------------------------------------------------------
                                                                        18,222,374       19,107,290       12,823,691
---------------------------------------------------------------------------------------------------------------------

COST OF SALES
Network services [note 9]                                                2,384,303        2,160,351        2,353,705
Pay-tv                                                                   2,937,189        2,919,417               --
Event programming                                                              255           23,819           24,650
Advertising sponsorship                                                         --           93,496           61,255
Video and software sales                                                 1,249,851        1,625,885        1,709,626
Video dubbing                                                              244,670          157,289          353,983
Digital encoding                                                             1,843          111,657           11,738
Other                                                                           --          113,005          359,811
---------------------------------------------------------------------------------------------------------------------
                                                                         6,818,111        7,204,919        4,874,768
---------------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                                     16,250,171       10,726,556        6,830,575
Write-off of leaseholds                                                    355,560               --               --
Bad debts                                                                  171,407          140,090          126,170
Interest and bank charges                                                  881,398          282,085           59,312
Depreciation and amortization                                            3,040,407        2,249,321        1,429,219
---------------------------------------------------------------------------------------------------------------------
                                                                        20,698,943       13,398,052        8,445,276
---------------------------------------------------------------------------------------------------------------------
Loss before the undernoted items                                        (9,294,680)      (1,495,681)        (496,353)
Loss on sale of subsidiary [note 10]                                            --               --         (130,000)
Loss from equity investment in Engyro [note 18]                           (301,100)              --               --
Income  from investment in Viewer Services [note13[b]]                          --               --           28,576
Minority interest                                                          (27,061)          29,476            3,537
Provision for income taxes [note 7]                                             --               --         (150,000)
---------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                         (9,622,841)      (1,466,205)        (744,240)
Loss from discontinued operations (net of income tax) [note 13[a]]      (1,603,384)        (857,416)        (227,257)
---------------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the year                           (11,226,225)      (2,323,621)        (971,497)
=====================================================================================================================

Earnings (loss) per share [note 11]

Basic                                                                       $(1.34)          $(0.81)          $(0.36)
Diluted                                                                     $(1.34)          $(0.81)          $(0.36)
=====================================================================================================================

The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
                         (Expressed in Canadian dollars)

                                                                                      Capital in       Accumulated         Total
                                                                                      excess of     retained earnings  Shareholders'
                                          Preferred Shares           Common shares    par value        (deficit)           Equity
                                        --------------------------------------------
                                         Shares     Amount       Shares    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1998                 900,000     10,917    2,625,170   162,484     8,837,948        2,021,829       11,033,178
 Payment for services rendered                --         --        5,500       387        26,557               --           26,944
 Interlynx acquisition (note 13[a])           --         --       27,778     1,920        93,171               --           95,091
 Conversion of promissory notes               --         --       98,193     6,844       602,207               --          609,051
 Net loss                                     --         --           --        --            --         (971,497)        (971,497)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1999                 900,000     10,917    2,756,641   171,635     9,559,883        1,050,332       10,792,767
 GalaVu acquisition (note 13[e])              --         --      100,000     6,897       288,463               --          295,360
 Change in preferred share conversion
   rate                                       --         --           --     7,887       329,892               --          337,779
 Exercise of 68,500 stock options             --         --       68,500     4,703       276,431               --          281,134
 Net loss                                     --         --           --        --            --       (2,323,621)      (2,323,621)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2000                 900,000     10,917    2,925,141   191,122    10,454,669       (1,273,289)       9,383,419
 Purchase of assets and shares
   (note 13[f])                               --         --    5,426,772   372,923     2,229,291               --        2,602,214
 Issued in lieu of salary                     --         --      131,974     9,484       315,577               --          325,061
 Settlement of debt                           --         --       36,602     2,694       109,085               --          111,779
 Preferred shares converted             (900,000)   (10,917)     300,000    13,065            (9)              --            2,139
 Warrants                                     --         --           --        --       370,065               --          370,065
 Consulting services rendered                 --         --      145,000    10,405       456,218               --          466,623
 Exercise of 62,750 stock options             --         --       62,750     4,416       208,637               --          213,053
 Net loss                                     --         --           --        --            --      (11,226,225)     (11,226,225)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2001                      --         --    9,028,239   604,109    14,143,533      (12,499,514)      (2,248,128)
===================================================================================================================================

The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED AUGUST 31
                         (Expressed in Canadian dollars)

==============================================================================================================================
                                                                                      2001             2000            1999
                                                                                              (Restated - Note 17)
                                                                                       $                $               $
==============================================================================================================================
OPERATING ACTIVITIES
Net loss for the year                                                             (11,226,225)     (2,323,621)       (971,497)
Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities:
     Compensation costs related to the change in the conversion rate of
       preferred shares                                                                    --         337,779              --
     Depreciation and amortization                                                  3,040,407       2,249,321       1,429,219
     Accretion of interest on non-interest bearing promissory notes                   183,513         173,076          31,084
     Loss from investment in Viewer Services                                               --              --         (28,576)
     Write-off of leasehold improvements                                              355,560              --              --
     Services rendered for shares                                                     659,359              --              --
     Warrants issued                                                                  174,084              --              --
     Write-off of prepaids arising from Chell asset purchase                          367,235              --              --
     Write-off of assets arising from discontinued operations                         939,513              --              --
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                                    250,051          (7,801)      1,780,407
     Decrease (increase) in accounts receivable, trade                                790,018        (614,830)         (8,275)
     Decrease (increase) in income taxes receivable                                   (11,977)       (143,227)             --
     Decrease in inventory                                                            100,626          54,652          47,220
     Decrease (increase) in prepaid expenses                                           98,779         119,616        (103,356)
     Decrease (increase) in other accounts receivable                                 133,580         (30,796)       (153,020)
     Decrease (increase) in other assets                                              111,072        (202,799)             --
     Decrease (increase) in assets from discontinued operations                       103,710        (267,046)        (78,177)
     Increase (decrease)in accounts payable and accrued liabilities                 1,072,245         919,707        (304,370)
------------------------------------------------------------------------------------------------------------------------------
Cash (used in) provided by operating activities                                    (2,858,450)        264,031       1,640,659
------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                                  1,430,962      (1,162,146)       (601,633)
Proceeds from disposal of property and equipment                                           --              --          23,557
Proceeds from sale of Interlynx [Note 3(a)]                                            50,000              --              --
Investment in Viewer Services                                                              --              --         (36,054)
Increase in deposit on purchase                                                    (1,689,710)             --              --
------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                  (3,070,670)     (1,162,146)       (614,130)
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes and loans payable                                                 4,941,147          21,908          38,485
Repayment of notes and loans payable                                                  (37,460)        (67,436)        (48,007)
Proceeds from exercise of options                                                      26,243         281,134              --
------------------------------------------------------------------------------------------------------------------------------
Cash (used in) provided by financing activities                                     4,929,930         235,606          (9,522)
------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents during the period               (999,192)       (662,509)      1,017,007
Cash and cash equivalents, beginning of period                                      1,355,613       2,018,122       1,001,115
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                              356,421       1,355,613       2,018,122
==============================================================================================================================

Income taxes paid                                                                      98,491          59,956         265,771
Interest paid                                                                         146,781         121,579          67,356

      2001 Fiscal Year - Non cash items arose from the purchase of Chell.com assets during the 2001 Fiscal Year. They are $1,936,272 of property & equipment, $107,589 of goodwill, $45,044 of prepaids, $1,404 in other accounts receivable and in addition shares were issued (Note 13f). Other assets of $174,084 arose from the issue of warrants, shares were issued for consulting fees and salaries in the amount of $659,359 ,shares were issued for a debt payment on the GalaVu purchase in the amount of $115,165, write-off of leaseholds of $355,560 and write-off of prepaids from Chell purchase of $367,235.

      2000 Fiscal Year - Non cash items arose from the purchase of GalaVu Entertainment Network Inc. during the 2000 Fiscal Year. They are: $3,300,000 of long-term debt, and the associated unamortized discount of ($637,302), accretion of interest of $173,076 in accrued liabilities; assumption of liabilities of $529,440, $337,779 one-time compensation charge arising from the change in the preferred share conversion rate and the issuance of shares amounting to $295,360.

The accompanying notes are an integral part of these statement

1. DESCRIPTION OF BUSINESS AND OPERATIONS

Chell Group Corporation [the "Company"] was incorporated under the laws of the State of New York on May 12, 1986. The Company is the holding company for NTN Interactive Network Inc. ["Interactive"], GalaVu Entertainment Network Inc. ["GalaVu"] and Chell Merchant Capital Group ["CMCG"], all of which are wholly-owned operating companies. The Company also owns all of the outstanding stock of 3484751 Canada Inc., a corporation the Company established and incorporated under the Canada Business Corporations Act on April 20, 1998. Interactive owns all of the outstanding stock of Magic Lantern Communications Ltd. ["Magic"]. Magic and its subsidiaries are involved in the marketing and distribution of educational video and media resources. 3484751 Canada Inc. was incorporated for the sole purpose of owning a property, purchased in 1998, on behalf of the Company, which provides Magic and GalaVu with operating facilities.

CMCG is incorporated under the Ontario Business Corporations Act and is a technology buyout/operating company applying private equity principles and capital market expertise to consolidate earnings and strategically grow the solid, but undervalued public and private companies it acquires. CMCG's acquisitions are strategically designed to support its long-term vision of the technology market.

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

As shown in the financial statements, the Company incurred a net loss from continuing operations of $9,622,841 during the year ended August 31, 2001 and, as of that date, had a working capital deficiency of $4,432,000. The Company's business plans for 2002 contemplates obtaining additional working capital through refinancings or restructurings of its existing loan agreements, reducing operating overhead (which has already begun through workforce consolidation), and the possible sale of some of its existing subsidiaries. Management is of the opinion that they will be able to obtain enough working capital and that, together with funds provided by operations, there will be sufficient working capital for the Company's requirements in the future.

2. ECONOMIC DEPENDENCE

Interactive is dependent upon NTN Communications, Inc. as its sole supplier for the transmission of program content to the Company's subscribers. In the event that NTN Communications, Inc., which operates under the going-concern assumption, terminates the transmission of program content, the Company believes, but cannot assure, that such services are likely to be continued by others. As of September 30, 2001, NTN Communications, Inc. had shareholders' equity of $1,142,000 and a working capital deficit of $3,098,000 according to its unaudited balance sheet included in its quarterly report. NTN Communications, Inc. has reported a quarterly net loss for September 2001 of $732,000, a quarterly net loss for June 2001 of $949,000 and a quarterly net loss for March 2001 of $1,578,000. It reported a net loss for the year ended December 31, 2000 of $9,589,000. All such amounts are quoted in U. S. dollars [note 9].

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They are expressed in Canadian dollars which is the currency of the primary economic environment in which operations are conducted.

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

Basis of consolidation

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Interactive, Magic, GalaVu, 3484751 Canada Inc., Interlynx, CMCG and Chell.com USA Inc. Magic conducts its operations directly and through its wholly-owned subsidiaries, 1113659 Ontario Ltd. ["Viewer Services"] and Tutorbuddy Inc. ["Tutorbuddy"], and its 75% ownership of Sonoptic Technologies Inc. ["STI"]. Effective June 16, 1999, Magic acquired an additional 50% of the shares of Viewer Services, thereby making Viewer Services a wholly-owned subsidiary of Magic. On September 10, 1997, effective September 1, 1997, Interactive acquired 51% of the outstanding shares of Interlynx. On June 1, 1999, Interactive acquired the remaining 49% of the outstanding shares of Interlynx. Effective June 30th 2001, the Company signed an agreement to sell Interlynx, a wholly-owned subsidiary of NTN for $50,000 and a promissory note of $45,000. The Company's financial statements have been restated to reflect Interlynx as a discontinued operation for all periods presented. The Company uses the equity method for investments in which it owns less than 51%.

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

Short-term investments

Investments at August 31, 2001 and 2000 consist of debt securities and marketable equity securities. The Company has classified its portfolio as "trading". Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net income
(loss) for the year. The fair value of these securities represents current quoted market offer prices.

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

On an ongoing basis, management reviews the valuation and depreciation of property and equipment, taking into consideration any events and circumstances which might have impaired the carrying value. The Company assumes there is an impairment if the carrying amount is greater than the expected net future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows, using a discount rate that reflects the Company's average cost of funds.

Software development costs

The Company capitalizes the costs of software development when technological feasibility of the computer software product is established. Capitalization of software ceases when the product is available for release to customers. Capitalized costs are amortized on the basis of products sold.

Licenses and goodwill

Licenses are stated at cost less accumulated amortization. Amortization for the NTNC license is provided over a 25-year period using the straight-line basis to December 31, 2015. Accumulated amortization amounted to $137,512 [2000- $125,010].

On August 28, 1998, the Company entered into an agreement [the "Players license"] for $78,401 [U.S.$50,000] with Players Network Inc. ["Players"], whereby the Company was appointed by Players as the exclusive Canadian distributor of its products. The Company was also granted the irrevocable option, by Players, to purchase from treasury up to 50,000 common shares in the capital stock of Players, at a purchase price of $1.75 per share (U.S.). This option expired on August 28, 2000 and was not exercised. The agreement provided the Company the right to terminate the agreement for the 30-day period immediately following the end of the first year of the term of the agreement. In the event the agreement is so terminated, the Company would receive, from treasury, 50,000 common shares in the capital stock of Players. The agreement was not terminated. Amortization of this license is provided over a 10-year period using the straight-line basis to 2009. Accumulated amortization amounted to $23,539 [2000 - $15,693].

Goodwill is stated at cost less accumulated amortization. Amortization is provided using the straight-line basis over a period varying from 10 to 20 years, depending on the transaction that generated the goodwill. Accumulated amortization amounted to $831,944 [2000 - $691,120], net of amounts included in discontinued operations.

On an ongoing basis, management reviews the valuation and amortization of the licenses and goodwill, taking into consideration any events and circumstances which might have impaired the fair value. The Company assumes there is an impairment if the carrying amount is greater than the expected net future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows, using a discount rate that reflects the Company's average cost of funds. (See "Recent Pronouncements" below)

Other assets

Other assets are stated at cost net of amortization. Amortization is provided using a straight-line basis over the estimated life of the assets.

Income taxes

The Company accounts for deferred income tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in accordance with SFAS No. 109. [see note 7].

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period excluding contingent shares issued in accordance with

SFAS No. 128. Diluted earnings per share are calculated in accordance with the treasury stock method and are based on the weighted average number of common shares and dilutive common share equivalents outstanding.

Employee stock options

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB 25"]. [see "Recent Pronouncements" below and note 10[c]].

Recent pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards, No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

In March 2000, FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company has adopted the provisions of SAB No. 101 in the first quarter of fiscal 2001 and its adoption had no material impact on its financial position or its results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."(SFAS No. 133). SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company was required to adopt this standard in the first quarter of fiscal year 2001 pursuant to SFAS No. 137 (issued in June
1999), which delayed the adoption of SFAS No. 133 until that time. The Company's adoption of SFAS No. 133 did not have a material impact on the its financial position or its results of operations.

4. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

                                                      2001          2000
                                                       $             $
      ---------------------------------------------------------------------
      Shares                                          19,676            --
      Money market funds                                  --       166,175
      Debt securities
         U.S. treasury securities                         --       103,552
      ---------------------------------------------------------------------
                                                      19,676       269,727
      =====================================================================

5. NOTE RECEIVABLE

The details of the note receivable are as follows:

                                                      2001          2000
                                                       $             $
      ---------------------------------------------------------------------
      Long-term
      Connolly-Daw Holdings Inc.                     160,000       160,000
      ---------------------------------------------------------------------
                                                     160,000       160,000
      =====================================================================

The unsecured note receivable from Connolly-Daw Holdings Inc. ["Connolly-Daw"] bears interest at the bank's prime rate, calculated and payable monthly, not in advance. The note is payable on demand, however, the Company does not intend to call the note within the next fiscal year. The President and Secretary of Connolly-Daw are the Controller and Chief Executive Officer of Magic. The bank's prime rate was 5.75% at August 31, 2001 [2000 - 7.5%].

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             2001                                        2000
                           =======================================     =======================================
                                         Accumulated     Net book                    Accumulated     Net book
                              Cost       depreciation      value          Cost       depreciation      value
                               $              $             $              $              $             $
--------------------------------------------------------------------------------------------------------------
Land                          785,500            --        785,500        785,500            --       785,500
Buildings                   1,480,401       260,489      1,219,912      1,480,401       227,505     1,252,896
Rental Equipment            3,911,487     3,574,523        336,964      3,880,304     2,886,104       994,200
Equipment                   6,233,095     2,663,991      3,569,104      5,357,321     1,585,572     3,771,749
Software                      810,166       301,571        508,595        591,253       151,069       440,184
Automobiles                    13,383        12,559            824         13,383         8,829         4,554
Computer Equipment          1,088,304       474,908        613,396        370,084       246,661       123,423
Masters and Libraries         937,056       467,547        469,509        545,949       281,560       264,389
Leasehold improvements      1,020,353       263,875        756,478        113,301        60,576        52,725
--------------------------------------------------------------------------------------------------------------
                           16,279,745     8,019,463      8,260,282     13,137,496     5,447,876     7,689,620
==============================================================================================================

During the year, depreciation of property and equipment was $2,667,248 [2000 - $2,035,985; 1999 - $1,212,038].

7. INCOME TAXES AND DEFERRED INCOME TAXES

The provision for income taxes consists of the following:

                                            2001        2000        1999
                                             $           $           $
      ---------------------------------------------------------------------
      Current
         Federal                                --          --      98,000
         Provincial                             --          --      52,000
      ---------------------------------------------------------------------
                                                --          --     150,000
      =====================================================================

The difference between the provision for income taxes and the amount computed by applying the combined basic federal and provincial income tax rate of 42.1% [2000 - 43.9%; 1999 - 44.6%] to income before income taxes is as set out below:

                                                            2001          2000          1999
      Taxes on continuing operations                         $             $             $
      ------------------------------------------------------------------------------------------
      Statutory rate applied to pre-tax loss             (4,051,216)     (509,125)     (285,001)
      Benefit of current year's losses not recognized     3,734,669       405,563       344,782
      Expenses not deductible for tax purposes              316,547       117,745       167,333
      Non-taxable accounting income                              --            --       (42,482)
      Other                                                      --       (14,183)      (34,632)
      ------------------------------------------------------------------------------------------
                                                                 --            --       150,000
      ==========================================================================================

                                                            2001          2000          1999
      Taxes on discontinued operations                       $             $             $
      ------------------------------------------------------------------------------------------
      Statutory rate applied to loss from discontinued
        operations                                         (675,025)     (376,406)     (101,357)
      Loss of subsidiary sold during the year              (539,922)           --            --
      Capital loss on sale of subsidiary                  1,064,133            --            --
      Benefit of current year's losses not recognized       150,814       376,406       101,357
      ------------------------------------------------------------------------------------------
                                                                 --            --            --
      ==========================================================================================

As at August 31, 2001, the Company's deferred tax assets primarily relating to the benefit of realizing losses available for carry forward and the timing difference of the write-off of property and equipment, net of a valuation allowance of $5,600,000, were nil (2000 - nil after a valuation allowance of $1,600,000).

At October 1, 1996, Magic and its subsidiaries had aggregate operating losses of $676,000. The purchase price of Magic has not been allocated to the operating losses since a valuation allowance has been charged against the entire amount. During 1999, $152,000 of these losses were applied to reduce taxable income. In 2000 and 2001 Magic did not have taxable income.

Accordingly, when realized, the tax benefit of the unrecognized loss carryforwards will be applied to reduce goodwill related to the acquisitions of Magic. The goodwill related to Magic was reduced by $51,687 as a result of utilizing pre-acquisition losses during 1999.

At August 31, 2001, the Company and certain subsidiaries have non-capital loss carryforwards of approximately $12,000,000 that can be carried forward against future taxable income and capital losses of approximately $2,500,000 that can be carried forward indefinitely against capital gains realized in future years. The non-capital losses begin to expire in 2002.

8. LOANS AND NOTES PAYABLE

Loans and notes payable consists of the following:

                                                              2001        2000
                                                               $           $
      ----------------------------------------------------------------------------
      Loans Payable
      Provincial Holdings Ltd. ["PHL"] [i]                    750,000     750,000
      Province of New Brunswick ["PNB"] [ii]                       --      19,381
      Atlantic Canada Opportunities Agency ["ACOA"] [iii]      27,700      36,930
      ACOA [iv]                                                32,985      38,485
      ACOA [v]                                                 18,608      21,908
      Royal Bank of Canada [vi]                             1,206,478   1,243,151
      ----------------------------------------------------------------------------
                                                            2,035,771   2,109,855
      ----------------------------------------------------------------------------

      Notes Payable
      Richard Wolfe                                            69,778          --
      Debenture & Note Payable [vii & viii]                 4,890,750          --
      Promissory notes - GalaVu [note 13[e]]                2,662,698   2,662,698
      ----------------------------------------------------------------------------
                                                            7,623,226   2,662,698
      ----------------------------------------------------------------------------
      Liens notes                                                  --       2,119
      ----------------------------------------------------------------------------
                                                            9,658,997   4,774,672
      ============================================================================

[i] In June 1995, PHL advanced $750,000 to STI. This loan is collateralized by a demand promissory note signed by STI and bears interest at 6% per annum, compounded annually, commencing October 1995. Interest was forgiven by PHL for the period from October 1, 1995 to September 30, 2000. The carrying value of the loan approximates its fair value. Subsequent to September 2000, the loan bears interest at 6.75% compounded annually.

      The loan is subject to an agreement dated March 15, 1995 which, inter alia, provides for repayment in full of principal plus interest at the earlier of [a] the commencement of redemption of shares pursuant to a redemption agreement [note 9[d]] or [b] September 30, 2002 subject to any extension agreed to, or [c] on any breach of STI's obligations under the loan agreement or any other agreement with PHL.

[ii] In June 1995, PNB advanced $100,000 to STI. The loan was subject to a loan agreement dated May 25, 1995 and was secured by a demand promissory note which bears interest at 9.7% per annum, calculated half-yearly, not in advance. Subject to a forgiveness agreement outlined below, the principal plus interest was repayable at the earlier of [a] January 31, 1998 or earlier at the option of STI or [b] any breach of STI's obligations under the loan agreement.

      A forgiveness agreement dated May 24, 1995 provides that the principal plus interest may be forgiven in whole or in part, the amount dependent upon STI's number of full-time employees during the 1997 calendar year. The loan was fully forgiven during the year ended August 31, 2001.

[iii] ACOA advanced this unsecured non-interest bearing loan to STI in April 1995. The loan is repayable in five equal quarterly installments of $7,040 commencing May 1, 2000 and one final installment of $1,730. The fair value of the loan approximates its carrying value.

[iv] ACOA advanced this unsecured non-interest bearing loan to STI in May 1999. The loan can be increased to a maximum of $108,356. The balance drawn on this loan at August 31, 2001 is $32,985. Commencing on October 1, 2000, the loan was repayable as follows: six consecutive monthly installments of $500, followed by; six consecutive monthly installments of $1,000, followed by; six consecutive monthly installments of $1,500, followed by; six consecutive monthly installments of $2,000, followed by; three consecutive monthly installments of $2,500, followed by; one final installment of $985.

The fair value of the loan approximates its carrying value.

[v] ACOA advanced this unsecured non-interest bearing loan to STI in September 2000. The loan can be increased to a maximum of $23,038. The balance drawn on this loan at August 31, 2001 is $18,608. If the loan is increased to the maximum, the loan would be repayable in seventy-nine equal consecutive, monthly installments of $275, followed by one final installment of $183. The fair value of the loan approximates its carrying value.

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

[vii] On January 15, 2001, the Company received US$1,500,000 in return for a promissory note. The note bears interest at 2% per month and US$1,000,000 of the principal and accrued interest is due and payable on December 5, 2001. The remaining balance will be paid in seven monthly payments of $100,000 commencing January 15th, 2001 with a final payment of $8,750 due on August 5, 2002.

[viii] On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture to the VC Advantage Limited Partnership ("VCALP"). As at August 31, 2001, US$1,700,000 has been advanced. This unsecured convertible debenture is due three years from issue. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at our option. The Convertible Debenture is convertible into common stock, at US$3.00 per share, in amounts specified by the VCALP. The maximum number of common shares VCALP will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to VCALP. The warrants have a term of four years. On November 30, 2000 the convertible debenture was assigned by VCALP to CALP II Limited Partnership.

Approximate future annual principal payments for long-term debt, exclusive of the above lien notes, are as follows:

                                                  $
                        --------------------------------
                        2002                  3,774,658
                        2003                  2,615,493
                        2004                  3,243,653
                        2005                      8,800
                        2006                      8,800
                        2007 and thereafter       7,593
                        --------------------------------
                                              9,658,997
                        ================================

9. COMMITMENTS

[a]   Commissions expense to NTN Communications, Inc.

      Pursuant to an agreement dated March 23, 1990, Interactive pays commissions to NTN Communications, Inc. when the related revenues are earned at the rate of U.S. $2,205 per year per subscriber. Interactive also pays NTN Communications, Inc. a royalty fee equal to 25% of the net revenues as defined in the agreement derived from all services except for certain hospitality and special projects that existed at March 23, 1990; a royalty fee equal to the production quotation submitted by NTN Communications, Inc. plus 10% of the gross profit of special projects [special broadcasts for a non-continuous selective event]; and a one-time royalty fee equal to NTN Communications, Inc.'s production costs for any new programming developed by Interactive to be added to the existing programming schedule. The agreement expires on December 31, 2015.

Total amounts expensed in the year under this agreement were $1,865,674 [2000 - $1,822,684; 1999 - $2,011,202].

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

[c]   Lease commitments

The future minimum annual lease payments under operating leases are as follows:

                          Vehicles                $
                          -----------------------------
                          2002                  19,915
                          2003                   4,794
                          2004                   9,189
                          2005                      --
                          2006                      --
                          2007 and thereafter       --
                          -----------------------------
                                                33,898
                          =============================

                        Office Equipment          $
                        --------------------------------
                        2002                    150,578
                        2003                     76,327
                        2004                     54,197
                        2005                         --
                        2006                         --
                        2007 and thereafter
                        --------------------------------
                                                281,102
                        ================================

                        Premises                  $
                        --------------------------------
                        2002                    493,190
                        2003                    380,564
                        2004                    380,564
                        2005                     71,086
                        2006                         --
                        2007 and thereafter          --
                        --------------------------------
                                              1,325,404
                        ================================

Operating lease expenses were $570,616 for 2001, $382,610 for 2000, and $201,366 for 1999.

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

The redemption price is calculated at the higher of [i] the purchase price per share [$0.04], or [ii] the purchase price per share plus the increase per share in retained earnings of the corporation to the date of redemption, calculated by adding back to the retained earnings the pro rata share applicable to the number of shares being redeemed, of all interest paid or accrued on the loan by PHL and to the corporation in the amount of $750,000 and deducting therefrom the interest actually paid, pro rata to the number of shares being redeemed. There has been no repayment on the loan as at August 31, 2001.

As at August 31, 2001, the value of the shares, if redeemed, totaled a nominal amount.

[e]   Standby letters of credit

GalaVu has a $100,000 standby letter of credit in favour of one of its suppliers. Any amounts drawn on this facility are charged to our bank account. These facilities have not been used in 2001, 2000 or 1999.

[f]   Employment agreements

The Company and certain subsidiaries have entered into employment agreements with certain executive management employees with terms of between one and two years. These agreements expire in fiscal 2002. The remaining commitment for 2002 is approximately $208,000.

On September 19, 2000, the Company entered into an employment agreement with Cameron Chell, pursuant to which Mr. Chell serves as the Company's President and Chief Executive Officer. The agreement provides for an initial base compensation of $360,000, together with automobile expenses of $8,400. In addition to the fixed remuneration, the Company shall provide Mr. Chell with the services of an Executive Assistant on an ongoing basis and an Accountant for a reasonable period of time to allow for the completion of outstanding accounting work related to existing companies in which Mr. Chell is involved. It was the understanding of the parties that this agreement was to be replaced by a definitive employment agreement before October 10, 2000, however, such agreement has not been entered into at this time. Since the signing of this agreement, Mr. Chell has eliminated both his salary and automobile allowance in an effort to reduce our cash requirements. These were eliminated with the understanding that the compensation of Mr. Chell will be mutually agreed upon between the parties.

10. SHARE CAPITAL

[a]   Authorized shares

The Company's authorized share capital comprises 50,000,000 common shares (increased from 20,000,000 shares on February 28, 2001),with a par value of $0.063 [U.S. $0.0467] per share and 1,500,000 non-cumulative preferred shares with a par value of $0.012 [U.S. $0.010] per share. The preferred shares are voting and convertible, such that 3 preferred shares are exchangeable for 1 common share, at the option of the holders. The conversion rate in 1999 was such that 4.67 preferred shares were exchanged for 1 common share, at the option of the holders.

[b]   Issued and outstanding shares

As at August 31, 2001, there were no preferred shares outstanding [2000 - 900,000 aggregating - $10,917] . On March 30, 2001, these 900,000 preferred shares were converted to 300,000 common shares.

Common shares issued and outstanding for accounting purposes are as follows:

                                                    Common shares          Capital in
                                              -------------------------      excess
                                                 Number        Amount     of par value      Total
                                                   #             $             $              $
=====================================================================================================
Balance as at August 31, 1998                   2,625,170       162,484     8,837,948      9,000,432
Payment for services rendered                       5,500           387        26,557         26,944
Interlynx acquisition [note 13[a]]                 27,778         1,920        93,171         95,091
Conversion of promissory notes [i]                 98,193         6,844       602,207        609,051
-----------------------------------------------------------------------------------------------------
Balance as at August 31, 1999                   2,756,641       171,635     9,559,883      9,731,518
GalaVu acquisition [note 13 [e]]                  100,000         6,897       288,463        295,360
Exercise of 68,500 stock options                   68,500         4,703       276,431        281,134
Change in preferred shares conversion rate             --         7,887       329,892        337,779
-----------------------------------------------------------------------------------------------------
Balance as at August 31, 2000                   2,925,141       191,122    10,454,669     10,645,791
Purchase of assets and shares from Chel.com
  Ltd. and Cameron Chell  [note 13[f]]          5,426,772       372,923     2,229,291      2,602,214
Issued in lieu of salary                          131,974         9,484       315,577        325,061
Settlement of debt                                 36,602         2,694       109,085        111,779
Preferred shares converted                        300,000        13,065            (9)        13,056
Warrants                                               --            --       370,065        370,065
Consulting fees rendered                          145,000        10,405       456,218        466,623
Exercise of 62,750 stock options                   62,750         4,416       208,637        213,053
-----------------------------------------------------------------------------------------------------
Balance as at August 31, 2001                   9,028,239       604,109    14,143,533     14,747,642
=====================================================================================================

[i] The consideration for the acquisition of Magic [note 13[c]] included promissory notes with a maturity value of $1,250,000. Under the terms of the purchase agreement, the Company elected to issue common shares as payment against $560,000 of these notes during fiscal 1998. In fiscal 1999, the Company elected to issue shares to pay the remaining $609,051 outstanding on the promissory notes.

[c]   Long-Term Incentive Plan

The Company has adopted a Long-Term Incentive Plan [the "Plan"] designed to compensate key employees of our Company for the performance of their corporate responsibilities. The benefits to employees under the Plan are dependent upon improvement in market value of the Company's common shares. The Plan offers selected key employees the opportunity to purchase common shares through the exercise of a stock option. An option entitles the employee to purchase common shares from the Company at a price determined on the date the option is granted.

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

The following is a summary of outstanding stock options:

                                                Weighted average        Total
                                                 exercise price
                                                     U.S. $               #
================================================================================
Balance as at August 31, 1998                                           460,000
Issued                                                2.30              285,000
Forfeited                                             2.41              (18,500)
Expired                                               2.33               (7,500)
--------------------------------------------------------------------------------
Balance as at August 31, 1999                                           719,000
Issued                                                9.42              772,000
Exercised                                             2.79              (68,500)
Expired                                               2.92             (125,500)
--------------------------------------------------------------------------------
Balance as at August 31, 2000                                         1,297,000
Issued                                                4.33               94,500
Exercised                                             2.68              (62,750)
Expired                                               2.40               (3,750)
--------------------------------------------------------------------------------
Balance as at August 31, 2001                                         1,325,000
================================================================================

Exercise price                  Expiry date                               Total
U.S. $                                                                        #
================================================================================
3.00                            November 20, 2001                        47,000
3.00                            November 25, 2001 [I]                    56,750
3.00                            April 8, 2002 [I]                         1,500
3.00                            November 17, 2002 [I]                   115,500
3.00                            November 20, 2002                        15,000
2.00                            November 23, 2003                       141,250
3.50                            February 25, 2004                         1,500
3.00                            June 11, 2004 [note 13[a]]               80,000
2.00                            October 14, 2004                         75,000
1.81                            November 23, 2004                        30,000
4.375                           April 3, 2005                            25,000
9.75                            August 11, 2005                         642,000
9.75                            November 1, 2005                         23,000
3.50                            December 6, 2005                         71,500
--------------------------------------------------------------------------------
Balance as at August 31, 2000                                         1,325,000
================================================================================

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

The number of stock options that are exercisable at August 31, 2001 is 761,163 [2000 - 363,666].

The weighted average fair value of options granted during 2001 was U.S. $1.17[2000 - U.S $5.51].

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of APB 25. Accordingly, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the consolidated financial statements for these plans.

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if we had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rate of 5.39% [2000 - 5.84%; 1999 - 5.32%];
dividend yield of 0% [2000 - 0%; 1999 - 0%]; volatility factor of 0.707 [2000 - 0.848; 1999 - 0.819]; and a weighted average expected life of the options of 3 years [2000 - 4 years; 1999 - 4 years].

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company's pro forma net loss and loss per share follows:

                                     2001            2000             1999
================================================================================
                                      $               $                $
Pro forma net loss                (12,479,430)     (2,518,310)      (1,399,105)
================================================================================

Pro forma loss per share
Basic                                   (1.49)          (0.88)           (0.53)
Diluted                                 (1.49)          (0.88)           (0.53)
================================================================================

11. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended August 31:

-----------------------------------------------------------------------------------------------
                                                      2001            2000            1999
                                                       $               $               $
===============================================================================================
Numerator
Net income (loss) [numerator for basic earnings
  (loss) per share]                               $(11,226,225)    $(2,323,621)      $(971,497)
Accretion of interest on non-interest bearing         $183,513        $173,076         $31,084
  convertible promissory notes (anti-dilutive)
Numerator for diluted earnings (loss) per share   $(11,042,712)    $(2,150,545)      $(940,413)

Denominator
For basic weighted average number of shares          8,393,589       2,873,042       2,635,050

Effect of dilutive securities
Convertible preferred shares                                --              --              --
Convertible promissory notes                                --              --              --
Employee stock options                                      --              --              --

Denominator for diluted earnings (loss) per
  share - adjusted weighted average
  number of shares and assumed conversions           8,393,589       2,873,042       2,635,050

Basic loss per share                                    $(1.34)         $(0.81)         $(0.36)
Diluted loss per share                                  $(1.34)         $(0.81)         $(0.36)
===============================================================================================

During the year ended August 31, 2001, 900,000 preferred shares convertible to 300,000 common shares were exercised and are no longer outstanding. In addition, options to purchase 1,325,000 common shares were outstanding. These securities were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

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

12. CONTINGENT LIABILITIES

On June 12, 1992, the Company filed a lawsuit against an unrelated company, Interactive Network Inc. of Mountainview, California, U.S.A. and its president. The suit seeks a non-infringement declaration with respect to a Canadian patent. This action was discontinued on September 9, 1998.

On June 18, 1992, Interactive Network Inc., a third party, instituted proceedings against Communications, NTN Interactive Network Inc. and the Company in the Federal Court of Canada and in the California Supreme Court claiming patent infringement. It is the opinion of our Company's management and counsel, that this patent infringement claim will be successfully defended.

Canada Customs and Revenue Agency is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. An assessment of approximately $600,000 has been made to date by Canada Customs and Revenue Agency and the Company has filed a notice of objection. Management and counsel believe that it has valid defenses with respect to these matters and, accordingly, no amount has been recorded in these consolidated financial statements. In the event that such matters are settled in favour of Canada Customs and Revenue Agency, the amounts could be material and would be recorded in the period in which they became determinable.

The Company and its property are not a party or subject to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business. To the knowledge of management no other proceedings of a material nature have been or are contemplated against the Company.

13. BUSINESS ACQUISITIONS/DISPOSITIONS

[a]   Interlynx Multimedia Inc.

Effective September 1, 1997, the Company acquired 51% of Interlynx and its subsidiary for a purchase price of $622,000. The purchase price was satisfied by $357,000 in cash and the issue of 55,209 shares with a value of $4.80 per share. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                           $
                  -------------------------------------------

                  Goodwill                         1,136,029
                  Net liabilities assumed           (491,028)
                  Acquisition costs capitalized      (23,001)
                  -------------------------------------------
                  Purchase price                     622,000
                  ===========================================

The excess of cost over net tangible assets (net of liabilities) acquired of $1,136,029 was allocated to goodwill, which is being amortized over twenty years.

The Company's 51% share of the operating results of Interlynx are included in our consolidated statements of operations and retained earnings from the date of acquisition.

Effective June 1, 1999 the Company acquired the remaining 49% of Interlynx. The consideration for the purchase included the issuance of 27,778 common shares of the Company's stock and the issuance of options to purchase 80,000 common shares of our stock at a strike price of U.S. $3.00. These options were issued out of the existing employee stock option plan [note 10[c]]. In addition to the employee stock option plan conditions, entitlement to these options is subject to the achievement of annual operating profit levels [profit before income taxes and minority interest] for the three fiscal years ending August 31, 2000, August 31, 2001 and August 31, 2002. At the end of the fiscal year ending August 31, 2000 if annual operating profits are at least $332,000, 26,666 of the options will be deemed earned. If annual operating profits for the year ending August 31, 2001 are at least $558,000, an additional 26,667 of the options will be deemed earned. This level of operating profit was not achieved during fiscal 2001 or 2000.

The June 1, 1999 acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                  $
                            ------------------------

                            Goodwill         95,091
                            ------------------------
                            Purchase price   95,091
                            ========================

The excess of cost over tangible assets acquired of $95,091 was allocated to goodwill, which is being amortized over twenty years.

The Company's additional 49% share of the operating results of Interlynx are included in its consolidated statements of operations and retained earnings from the date of acquisition.

During fiscal 2001, the Company sold Interlynx for cash consideration of $50,000 and a $45,000 promissory note receivable.

The results of Interlynx have been classified as discontinued operations in the accompanying financial statements for all years presented.

Summarized operating results of discontinued operations are as follows:

                                                                    Year Ended
                                                                    August 31,
                                                       2001            2000            1999
                                                     ---------       ---------       ---------
Sales                                                $ 313,555       $ 586,756       $ 596,951
Loss before income taxes                              (665,673)       (857,416)       (227,257)
Income tax expense                                          --              --              --
Net (loss) from discontinued operations, net of
  tax                                                 (665,673)       (857,416)       (227,257)
(Loss) on disposal of discontinued operations,
  net of tax                                         $(937,711)      $      --       $      --

[b]   1113659 Ontario Ltd.

Effective June 16, 1999, the Company acquired through its wholly-owned subsidiary, Magic, an additional 50% of the shares of Viewer Services, thereby making Viewer Services a wholly-owned subsidiary of Magic. This acquisition was recorded using the purchase method of accounting for a consideration of $1 and the assumption of net liabilities of approximately $144,000. Since the Company had decided not to continue with this business, the net assets originally recorded were expensed.

[c]   Magic Lantern Communications Ltd.

Effective October 1, 1996, the Company acquired 100% of Magic and its subsidiaries for a purchase price of $1,553,315 calculated on a discounted basis. Magic is a Canadian corporation that distributes educational videos and provides related services. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                           $
                  -------------------------------------------

                  Goodwill                         2,219,623
                  Net liabilities assumed           (575,126)
                  Acquisition costs capitalized      (91,182)
                  -------------------------------------------
                  Purchase price                   1,553,315
                  ===========================================

The excess of cost over tangible assets acquired of $2,219,623 was allocated to goodwill, which is being amortized over twenty years.

The purchase price was satisfied by $450,000 in cash and the issue of two non-interest bearing promissory notes with a maturity value of $1,250,000. The first promissory note of $703,133 is repayable by cash payments of $78,133 on August 31, 1998, $312,500 on August 31, 1999 and $312,500 on August 31, 2000.
Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1998 to issue common shares in lieu of the aforesaid payments as follows:
12,276 shares on August 31, 1998, 49,097 shares on August 31, 1999 and 49,096 shares on August 31, 2000. Should the Company not elect to deliver common shares, the noteholder has the right, exercisable between July 1, 1998 and July 31, 1998, to require us to issue the common shares as described. The balance due of $78,133 on August 31, 1998 was satisfied by the issuance of 12,276 common shares. The balances due on August 31, 1999 and 2000 were satisfied by the issuance on August 31, 1999 of 49,097 and 49,096 shares respectively [note 10[b]], thereby fully extinguishing the first promissory note. The fair value of this promissory note at August 31, 1998 approximated its carrying value.

The second promissory note of $546,867 is payable by cash payments of $312,500 on August 31, 1997 and $234,367 on August 31, 1998. Notwithstanding the foregoing, the Company has the right to elect up until June 30, 1997 to issue common shares in lieu of the aforesaid payments as follows: 49,097 shares on August 31, 1997 and 36,821 shares on August 31, 1998. The payment of $65,000 and the issuance of 38,158 common shares satisfied the balance due of $312,500 on August 31, 1997 on September 5, 1997. The balance due of $234,367 on August 31, 1998 was satisfied by the issuance of 36,821 common shares [note 10[b]]. The fair value of this promissory note approximates its carrying value.

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

[d]   Image Media Ltd. and Pilot Software

Effective August 18, 1997, the Company acquired certain of the business assets of Image Media Ltd. and 802117 Ontario Inc., operating as Pilot Software, for cash of $590,000. This acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as follows:

                                                    $
                          ----------------------------

                          Equipment           481,000
                          Goodwill             45,000
                          Inventory            37,000
                          Sundry receivable    27,000
                          ----------------------------
                          Purchase price      590,000
                          ============================

The goodwill arising from this acquisition is amortized over 10 years.

[e]   GalaVu Entertainment Network Inc.

On September 13, 1999, pursuant to an Asset Purchase Agreement dated as of the 10th day of September, 1999, the Company, through its wholly-owned subsidiary, GalaVu, acquired, effective as of September 13th, 1999, substantially all of the property and assets [excluding accounts receivable] of GalaVu Entertainment Inc. The purchase price was satisfied by the issuance of 100,000 common shares of the Company's stock and the issuance of a promissory note [the "Note"]. The Note is secured by a general security interest in all of GalaVu's present and after-acquired assets. The Note shall be payable in cash or in common shares of the Company's stock annually, for the term consisting of each of the next five fiscal years in an amount equal to 50% of the earnings before interest, taxes, depreciation and amortization of GalaVu for the immediately preceding annual period. Pursuant to the provisions of the Note, the minimum amount to be received by the holder of the Note is as follows: fiscal 2001 - $300,000, fiscal 2002 - $500,000, fiscal 2003 - $750,000, fiscal 2004 - $875,000 and fiscal 2005
- $875,000.

The present value of the Note, discounted at the Company's average borrowing rate (6.5%) amounted to $2,662,698. The fair value of the Note at August 31, 2001 approximated its carrying value. The interest accretion on the discounted note amounted to $173,076 during fiscal 2001. This acquisition was recorded using the purchase method of accounting and accordingly the purchase price has been allocated as follows:

                                                         $
                    ---------------------------------------

                    Property and equipment       3,487,498
                    Assumption of liabilities     (529,440)
                    ---------------------------------------
                    Purchase price               2,958,058
                    =======================================

      For the year ended August 31, 2001, GalaVu's gross revenue and loss before taxes were as follows:

                       Gross Revenue          $6,517,940
                       Loss before taxes       ($441,636)
                       Per share data:
                        Basic loss                 (0.15)
                        Diluted                    (0.15)

[f]   Purchase of assets and shares from Chel.com Ltd. and Cameron Chell

On September 19, 2000, pursuant to an Agreement of Purchase and Sale dated as of August 4, 2000, the Company and its subsidiary Chell Merchant Capital Group acquired, certain assets from Chell.com Ltd. ("Chell.com") and the following shares for an aggregate purchase price of US$27,002,086:

      (a) 480,000 shares of cDemo were acquired by the Company which represents approximately 14.3% of cDemo's issued and outstanding stock;

      (b) 875,000 shares of Engyro Inc. were acquired by the Company which represents approximately 34% of Engyro's issued and outstanding stock; and

      (c) 60,000 Common Shares of Chell.com (USA) Inc., a Nevada corporation were acquired by the Company which represents 100% of Chell.com
            (USA)'s outstanding stock.

      (d) 962,500 Common Shares of eSupplies, Inc., which were held in escrow as discussed below, were subsequently released.

      Pursuant to the Purchase and Sale Agreement, the Company acquired the above-referenced shares for an aggregate purchase price of US$25,234,583. The Company also acquired certain assets from Chell.com including office leases, office equipment and computers, insurance contracts, employment contracts and service agreements for a price of US$1,767,503. Accordingly the combined aggregate purchase price for the Chell.com assets, the 480,000 shares of cDemo, the 875,000 shares of Engyro Inc., and the 60,000 Common Shares of Chell.com
(USA) Inc. was US$27,002,086. The sole director and shareholder of Chell.com is Cameron Chell. Chell Merchant Capital Group also assumed a liability owing by Chell.com to Canadian Advantage Limited Partnership II, in the amount of US$1,767,499 on the condition that Canadian Advantage Limited Partnership II accept full settlement of such indebtedness by Chell Merchant Capital Group issuing 451,868 exchangeable shares. The aggregate purchase price payable by the Company under the Purchase and Sale Agreement of US$27,002,086 was paid by the Company issuing a total of 5,396,733 Common Shares at the deemed price of US$3.91155 per share and 1,506,439 shares of CMCG which were exchangeable for the Company's Common Shares on a one-for-one basis. The 1,476,398 exchangeable shares of CMCG that were originally issued for the 962,500 eSupplies shares had been held in escrow pursuant to an escrow agreement dated October 11, 2000 among Cameron Chell, the Company and Wolff Leia Huckell, Barristers and Solicitors. These CMCG exchangeable shares were to be released from escrow after receiving written notice from the Company that the new course of business being taken by eSupplies fit with the Company's business model and provided significant value to the Company. Since the Company has subsequently determined that eSupplies' business profile does not fit with the Company's business profile, the CMCG exchangeable shares have been cancelled and the 962,500 eSupplies shares have been returned to Cameron Chell. Subsequent to the cancellation of the eSupplies transaction, the aggregate purchase price was reduced to US$21,227,081.

This acquisition was not reflected in the financial statements for the year ended August 31, 2000 since shareholder approval to ratify the above purchase transaction was not voted on and approved until September 8, 2000. As a result of the above, Cameron Chell and Chell.com now own approximately 59% of the Company's outstanding common stock, that is the Company has in effect been acquired in a reverse acquisition.

This acquisition of the Company by Cameron Chell and Chell.com and the acquisition by the Company of the equity interests, as described in the first paragraph, are reflected at historical cost in the Company's separate financial statements.

The Company has reflected the minority equity investments using the equity method of accounting (see note 18).

[g] Purchase of Richard Wolff Enterprises, Inc. assets

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

The asset purchase agreement also contains a purchase price adjustment clause whereby the price may be adjusted upwards to a maximum of an additional US$100,000 if certain revenue levels are achieved. Specifically, if gross revenues for the acquired business exceed US$500,000 for the 12 month period ending August 31, 2001, Magic will pay to RWE US$50,000, and if gross revenues exceed US$600,000 for the second 12 month period ending August 31, 2002, Magic will pay to RWE an additional US$50,000. This condition has not currently been met.

The operating results related to the acquisition are included in the Company's consolidated statements of operations and retained earnings from the date of acquisition. Pro-forma information has not been provided for the prior year because it is not material.

Note 14. Deposit on purchase of Applicationstation.com, Inc. shares

      On November 22, 2000, the Company entered into an agreement with Chell.com Ltd. to participate in the purchase of a 51% interest in the shares of ApplicationStation.com, Inc. The Company has provided a deposit of $1,689,710 to Chell.com Ltd. for its 25% share of the 51% interest in the shares of ApplicationStation.com, Inc. In the event that closing of the transaction does not occur and the deposit on purchase is not returned, Chell.com Ltd. has pledged 550,000 shares of Chell Merchant Capital Group as security for such amount. Should the purchase be completed, the Company's investment will be reflected using the equity method of accounting.

15. SEGMENTED INFORMATION

The Company operates in the entertainment, education and merchant services industries. Corporate relates to costs that are not associated with a specific industry segment, but are required for the operations of the company. Business segment information for the years ended August 31, 2001, 2000 and 1999 are as follows:

================================================================================
                                     2001            2000             1999
                                      $               $                $
================================================================================

External revenue
   Entertainment                     13,588,788      14,121,764       7,569,929
   Education                          4,616,991       4,971,823       5,192,378
   Merchant Service                          --              --              --
   Corporate                             16,595          13,703          61,384
--------------------------------------------------------------------------------
                                     18,222,374      19,107,290      12,823,691
--------------------------------------------------------------------------------
Inter-segment revenue
   Education                            183,329         275,941              --
   Corporate                                 --         128,283         223,435
--------------------------------------------------------------------------------
                                        183,329         404,224         223,435
--------------------------------------------------------------------------------
Operating profit (loss)
   Entertainment                       (208,371)        515,167         446,681
   Education                         (1,084,531)       (792,665)       (623,400)
   Merchant Service                  (5,887,912)             --              --
   Corporate                         (2,113,866)     (1,218,183)       (319,634)
--------------------------------------------------------------------------------
                                     (9,294,680)     (1,495,681)       (496,353)
--------------------------------------------------------------------------------
Identifiable assets
   Entertainment                      5,459,008       7,009,552       4,725,971
   Education                          3,793,863       3,526,317       4,290,025
   Merchant Service                   1,489,711              --              --
   Corporate                            654,823         895,894         837,653
--------------------------------------------------------------------------------
                                     11,397,405      11,431,763       9,853,649
--------------------------------------------------------------------------------
Corporate assets
   Entertainment                      3,170,363       4,352,448       3,699,785
   Education                           (666,589)        844,142         (22,367)
   Merchant Service                      99,754              --              --
   Corporate                          2,141,512         355,590       1,063,713
--------------------------------------------------------------------------------
                                      4,745,040       5,552,180       4,741,131
--------------------------------------------------------------------------------
Capital expenditures
   Entertainment                        729,486         842,955         350,836
   Education                            690,576         319,191         250,797
   Merchant Service                      50,900              --              --
--------------------------------------------------------------------------------
                                      1,430,962       1,162,146         601,633
--------------------------------------------------------------------------------
Depreciation & Amortization
   Entertainment                      1,960,652       1,808,715         967,188
   Education                            507,218         408,856         428,377
   Merchant Service                     431,967              --              --
   Corporate                            140,570          31,750          33,654
--------------------------------------------------------------------------------
                                      3,040,407       2,249,321       1,429,219
--------------------------------------------------------------------------------

Operating profit (loss) is equal to profit (loss) before income taxes and minority interest, and includes deductions for items such as interest and depreciation and amortization. Identifiable assets by industry are those assets used in our operations in each industry. Corporate assets are principally cash and cash equivalents, short-term investments and intangible assets. Net assets from discontinued operations are not included in the schedule.

Our business segments all operate primarily in Canada.

The 2000 and 1999 comparative segmented information has been reclassified from statements previously presented to conform with the presentation of the 2001 segmented information.

16. RELATED PARTY TRANSACTIONS

Included in other receivables is approximately $25,086 [2000 - $155,000] of amounts due from employees and shareholders. The amounts are non-interest bearing and are due on demand. Included in accounts payable is $210,611 owing to Cameron Chell. This balance is non-interest bearing.

17. RESTATED FINANCIAL STATEMENTS

      On April 4th, 2000, the ratio at which preferred shares could be converted to common shares was changed from 4.67 to 1 to 3 to 1. The resulting change from 192,857 to 300,000 common shares upon conversion resulted in a one-time compensation charge of $337,779. In order to reflect this change, the fiscal 2000 financial statements have been restated.

      The following table presents the impact of the restatement.

    -----------------------------------------------------------------------
                                               As Previously   As Restated
                                                 Reported
    =======================================================================
    Year ended August 31, 2000
      Balance sheet:
        Share Capital
          Common shares                             183,235        191,122
          Capital in excess of par value         10,124,777     10,454,669
          Deficit                                  (935,510)    (1,273,289)

      Statement of operations:
        Selling, general and admin               10,726,556     11,064,335
        Net loss                                 (1,985,842)    (2,323,621)
    =======================================================================

18. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES:

Investments in unconsolidated subsidiaries purchased during the year ended August 31, 2001 and other investees in which the Company has a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

Investments carried at equity consist of the following at August 31, 2001:

                                        Percent
                                          Owned
            cDemo Inc.                    14.3%
            Engyro Inc.                   22.1%

At August 31, 2001, the Company's proportionate share of undistributed losses exceeded its investment and advances by $301,100. Accordingly, the Company's investment has been reduced to zero and $301,100 has been recorded as an expense in the statement of operations.

19. COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

The 2000 and 1999 comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the 2001 consolidated financial statements.

                             CHELL GROUP CORPORATION
                                    FORM 10-K
                                November 30, 2001

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit                                Location
------      ----------------------                                --------

  2.1       Stock Purchase Agreement, dated October 1, 1996,
            among Connolly-Daw Holdings Inc., 1199846
            Ontario Ltd., Douglas Connolly, Wendy Connolly
            and NTN Interactive Network Inc., minus
            Schedules thereto .....................................+1, Exh. 10.1
  3.1       Articles of Incorporation, as amended to date .................p. 59
  3.2       By-Laws, as amended to date ...................................p. 62
  4.1       Specimen Stock Certificate ....................................p. 71
 10.1       License Agreement, dated March 23, 1990, between
            NTN Communications, Inc. and NTN Interactive
            Network Inc. ..........................................+2, Exh. 10.9
 10.2       Stock Purchase Agreement, dated as of October 4,
            1994, between NTN Canada and NetStar Enterprises
            Inc. (formerly, Labatt Communications Inc.) ..............+3, Exh. A
 10.3       Option, dated as of October 4, 1994, registered
            in the name of NetStar Enterprises Inc.
            (formerly, Labatt Communications Inc) ....................+3, Exh. B
 10.4       Designation Agreement dated as of October 4,
            1994, among NTN Canada, Inc., NTN Interactive
            Network Inc. and NetStar Enterprises Inc.
            (formerly Labatt Communications Inc.) ....................+3, Exh. C
 10.5       Registration Rights Agreement, dated as of
            October 4, 1994, between NTN Canada and NetStar
            Enterprises Inc. (formerly, Labatt
            Communications Inc.) .....................................+3, Exh. D
 10.6       Promissory Note of NTN Interactive Network Inc.
            registered in the name of Connolly-Daw Holdings,
            Inc. ..................................................+1, Exh. 10.2
 10.7       Promissory Note of NTN Interactive Network Inc.,
            registered in the name of 1199846 Ontario Ltd. ........+1, Exh. 10.3
 10.8       Option Agreement, dated October 1, 1996, among
            Connolly-Daw Holdings Inc., NTN Interactive
            Network Inc. and NTN Canada, Inc. .....................+1, Exh. 10.5
 10.9       Option Agreement, dated October 1, 1996, among
            1199846 Ontario Ltd., NTN Interactive Network
            Inc. and NTN Canada, Inc. .............................+1, Exh. 10.6
 10.10      Registration Rights Agreement, dated October 1,
            1996, among NTN Canada, Inc., Connolly-Daw
            Holdings Inc. and 1199846 Ontario Ltd. ................+1, Exh. 10.4
 10.11      Employment Agreement dated as of August 31,
            1994, between NTN Interactive Network Inc. and
            Peter Rona ...........................................+4, Exh. 10.11
 10.12      Management Agreement dated October 1, 1996,
            between Magic Lantern Communications Ltd. and
            Connolly-Daw Holdings Inc. ...........................+4, Exh. 10.12

 10.13      Employment Agreement dated October 1, 1996,
            between Magic Lantern Communications Ltd. and
            Douglas Connolly .....................................+4, Exh. 10.13
 10.14      Employment Agreement dated October 1, 1996,
            between Magic Lantern Communications Ltd. and
            Wendy Connolly .......................................+4, Exh. 10.14
 10.15      Asset Purchase Agreement, dated September 10,
            1999, by and between 1373224 Ontario Limited,
            Networks North Inc. and Arthur Andersen Inc., to
            acquire the property and assets of GalaVu
            Entertainment Inc., from the person appointed by
            the court of competent jurisdiction as the
            receiver or receiver and manager of the
            property, assets and undertaking of GalaVu. ..........+5, Exh. 10.15
 10.16      Promissory Note, dated September 10, 1999, by
            and between 1373224 Ontario Limited, as Debtor,
            and the Holder, as Creditor. .........................+5, Exh. 10.16
 10.17      General Security Agreement, dated September 10,
            1999, by and between 1373224 Ontario Limited, to
            acquire the property and assets of GalaVu
            Entertainment Inc., from the person appointed by
            the court of competent jurisdiction as the
            receiver or receiver and manager of the
            property, assets and undertaking of GalaVu. ..........+5, Exh. 10.17
 10.18      Securities Pledge Agreement, dated September 10,
            1999, by and between 1373224 Ontario Limited to
            acquire the property and assets of GalaVu
            Entertainment Inc., from the person appointed by
            the court of competent jurisdiction as the
            receiver or receiver and manager of the
            property, assets and undertaking of GalaVu. ..........+5, Exh. 10.18
 10.19      Certificate to the Escrow Agent certifying that
            the conditions of Closing have been satisfied or
            waived ...............................................+5, Exh. 10.19
 10.20      Certificate to the Escrow Agent certifying that
            the conditions of Closing have not been
            satisfied or waived ..................................+5, Exh. 10.20
 10.21      Occupancy and Indemnity Agreement, dated
            September 10, 1999, by and between 1373224
            Ontario Limited to acquire the property and
            assets of GalaVu Entertainment Inc., from the
            person appointed by the court of competent
            jurisdiction as the receiver or receiver and
            manager of the property, assets and undertaking
            of GalaVu. ...........................................+5, Exh. 10.21
 10.22      Order of the Ontario Superior Court of Justice,
            dated September, 1999, approving the transaction
            contemplated herein, and vesting in the
            Purchaser the right, title and interest of
            GalaVu and the Receiver, if any, in and to the
            Purchased Assets, free and clear of the right,
            title and interest of any other person other
            than Permitted Encumbrances. .........................+5, Exh. 10.22
 10.23      Bill of Sale, dated September 13, 1999, by and
            between 1373224 Ontario Limited to acquire the
            property and assets of GalaVu Entertainment
            Inc., from the person appointed by the court of
            competent jurisdiction as the receiver or
            receiver and manager of the property, assets and
            undertaking of GalaVu. ...............................+5, Exh. 10.23
 10.24      Covenant of Networks North Inc. for valuable
            consideration to
            allot and issue and pay to the Receiver 100,000
            common shares in accordance with the Purchase
            Agreement date September 10, 1999, between
            1373224 Ontario Limited and the Receiver. ............+5, Exh. 10.24
 10.25      Agreement of Purchase and Sale dated August 4,
            2000 by and among Networks North Inc., Networks
            North Acquisition Corp., Chell.com Ltd. and
            Cameron Chell ...........................................+6, Exh. A.
 10.26      Valuation of Chell.com Ltd. as of May 31, 2000
            by Stanford Keene .......................................+6, Exh. B.
 22         List of Subsidiaries .........................................p. 110

-------

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