Form 10-Q
period 2001-11-30
CHELL GROUP CORP
filed 2002-01-14
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: November 30, 2001
Commission file number: 0-18066

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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 11, 2002: 9,491,787 shares of common stock, par value $.0467 per share.

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:                                               Page
                                                                            ----

   Consolidated Balance Sheets -
        as at November 30, 2001 (unaudited) and August 31, 2001                1

   Consolidated Statements of Operations - For the Three Months Ended
        November 30, 2001 and November 30, 2000 (unaudited)                    2

   Consolidated Statements of Cash Flows -  For the Three Months Ended
        November 30, 2001 and November 30, 2000 (unaudited)                    3

   Notes to Consolidated Financial Statements                                  4

Item 2. Management's Discussion and Analysis of Financial Condition and        9
        Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Changes in Securities                                                 13

Item 3. Defaults upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                    16

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS AT NOVEMBER 30, 2001 AND AUGUST 31, 2001
                         (Expressed in Canadian dollars)

===============================================================================================
                                                         November 30, 2001     August 31, 2001
                                                            (unaudited)
                                                                 $                    $
===============================================================================================
ASSETS
Current
Cash and cash equivalents                                          301,870             356,421
Short-term investments                                               4,659              19,676
Accounts receivable, trade - net of allowance for doubtful
      accounts of $237,000; [Aug 2001 - $227,000]                2,071,091           2,308,790
Other receivables                                                  279,805              84,814
Income taxes receivable                                            155,239             155,204
Inventory                                                           86,157             105,590
Prepaid expenses                                                   565,412             570,868
-----------------------------------------------------------------------------------------------
Total current assets                                             3,464,233           3,601,363
-----------------------------------------------------------------------------------------------
Property and equipment, net                                      7,692,144           8,260,282
Licenses, net of accumulated amortization                          241,923             247,321
Goodwill, net of accumulated amortization                        1,765,274           1,795,737
Notes receivable                                                   160,000             160,000
Deposit on purchase                                              1,689,710           1,689,710
Other assets, net of amortization                                  342,691             388,032
Net assets from discontinued operations                                 --              82,558
-----------------------------------------------------------------------------------------------
                                                                15,355,975          16,225,003
===============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable - trade                                         2,610,152           2,469,663
Accrued liabilities                                              1,775,556           1,789,042
Current portion of long-term debt                                4,048,356           3,774,658
-----------------------------------------------------------------------------------------------
Total current liabilities                                        8,434,064           8,033,363
-----------------------------------------------------------------------------------------------
Long-term debt, net of current portion                           5,594,401           5,884,339
Deferred income taxes payable                                       59,173              59,173
-----------------------------------------------------------------------------------------------
Total liabilities                                               14,087,638          13,976,875
-----------------------------------------------------------------------------------------------
Commitments and Contingent liabilities
Shareholders' equity
Share capital
   9,028,239 common shares [Aug 2001 - 9,028,239]                  604,109             604,109
   Capital in excess of par value                               14,143,533          14,143,533
   Deficit                                                     (13,479,305)        (12,499,514)
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                       1,268,337           2,248,128
-----------------------------------------------------------------------------------------------
                                                                15,355,975          16,225,003
===============================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000
                  (Expressed in Canadian dollars - unaudited)

===============================================================================================
                                                        November 30, 2001   November 30, 2000
                                                                           (restated - Note 7)
                                                                $                   $
===============================================================================================
REVENUE
Network services                                                1,710,218            1,746,123
Pay-TV                                                          1,532,421            1,785,106
Video/software sales                                              615,648            1,031,854
Digital encoding                                                   87,209              228,609
Other                                                              12,670               27,173
-----------------------------------------------------------------------------------------------
                                                                3,958,166            4,818,865
-----------------------------------------------------------------------------------------------

COST OF SALES
Network services                                                  589,117              579,812
Pay-TV                                                            664,823              728,268
Video/software sales                                              133,830              388,885
Digital encoding                                                       --                5,916
-----------------------------------------------------------------------------------------------
                                                                1,387,770            1,702,881
-----------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative expenses                    2,482,750            4,993,216
Bad debt                                                           16,108               34,879
Interest and bank charges                                         321,206               85,263
Write off of leasehold improvements                                    --              355,560
Depreciation and amortization                                     730,123              825,878
-----------------------------------------------------------------------------------------------
                                                                3,550,187            6,294,796
-----------------------------------------------------------------------------------------------
Loss before undernoted                                           (979,791)          (3,178,812)
Provision for income taxes                                             --                   --
Minority interest                                                      --              (10,180)
-----------------------------------------------------------------------------------------------
Loss from continuing operations                                  (979,791)          (3,188,992)
Loss from discontinued operations (net of
income tax)                                                            --             (101,577)
-----------------------------------------------------------------------------------------------
Loss and comprehensive loss for the period                       (979,791)          (3,290,569)
===============================================================================================

Earnings (loss) per share [Note 4]:
Basic and diluted from continuing operations                        (0.11)               (0.38)
Basic and diluted from discontinued operations                         --                (0.01)
-----------------------------------------------------------------------------------------------
Net loss per share                                                  (0.11)               (0.39)
===============================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000
                   (Expressed in Canadian dollars - unaudited)

======================================================================================================
                                                                 November 30, 2001  November 30, 2000
                                                                                   (restated - Note 7)
                                                                             $              $
======================================================================================================
OPERATING ACTIVITIES
Net loss and comprehensive loss for the period                           (979,791)      (3,290,569)
Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                        730,123          825,878
     Accretion of interest on non-interest bearing promissory notes        45,825           45,896
     Write-off of leasehold improvements                                       --          355,560
     Write-off services rendered for shares                                36,725               --
     Write-off of equity positions                                             --            1,333
     Write-off of prepaids arising from Chell asset purchase               45,341          359,662
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                         15,017          (18,125)
     Decrease in accounts receivable, trade                               237,699          383,433
     Increase in income taxes receivable                                      (35)         (77,415)
     Decrease (increase) in inventory                                      19,433          (14,439)
     Decrease in prepaid expenses                                           5,456           19,081
     Decrease (increase) in other accounts receivable                    (194,991)          49,934
     Decrease in other assets                                                  --           16,000
     Increase in net assets from discontinued operations                       --          (67,804)
     Increase in accounts payable and accrued liabilities                 127,011          307,316
------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                            87,813       (1,104,259)
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                       (126,124)        (747,213)
Increase in deposit on purchase                                                --         (614,400)
------------------------------------------------------------------------------------------------------
Cash used in investing activities                                        (126,124)      (1,361,613)
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes and loans payable                                            --        2,296,599
Repayment of notes and loans payable                                      (16,240)         (13,933)
Proceeds from exercise of options                                              --           26,681
------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                           (16,240)       2,309,347
------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents during the period               (54,551)        (156,525)
Cash and cash equivalents, beginning of period                            356,421        1,355,613
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  301,870        1,199,088
======================================================================================================

------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                              35           77,415
Interest Paid                                                              68,388           46,559

      Non cash items are $82,558 from the net assets from discontinued operations, as this was transferred to other receivables during the 2002 First Fiscal Quarter.

      Non cash items arose from the purchase of Chell.com assets during the 2001 First Fiscal Quarters. They are $1,936,272 of property & equipment, $107,589 of goodwill, $42,706 of prepaids, $1,404 in other accounts receivable and in addition 5,426,772 shares were issued from the purchase of Cameron Chell and Chell.com assets.

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000
                   (Expressed in Canadian dollars - unaudited)

==========================================================================================================
                                                                    November 30, 2001   November 30, 2000
                                                                                       (restated - Note 7)
                                                                            $                   $
==========================================================================================================
OPERATING ACTIVITIES
Net loss and comprehensive loss for the period                               (979,791)          (3,290,569)
Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                            730,123              825,878
     Accretion of interest on non-interest bearing promissory notes            45,825               45,896
     Write-off of leasehold improvements                                           --              355,560
     Write-off services rendered for shares                                    36,725                   --
     Write-off of equity positions                                                 --                1,333
     Write-off of prepaids arising from Chell asset purchase                   45,341              359,662
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                             15,017              (18,125)
     Decrease in accounts receivable, trade                                   237,699              383,433
     Increase in income taxes receivable                                          (35)             (77,415)
     Decrease (increase) in inventory                                          19,433              (14,439)
     Decrease in prepaid expenses                                               5,456               19,081
     Decrease (increase) in other accounts receivable                        (194,991)              49,934
     Decrease in other assets                                                      --               16,000
     Increase in assets from discontinued operations                               --              (67,804)
     Increase in accounts payable and accrued liabilities                     127,011              307,316
----------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                                87,813           (1,104,259)
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                           (126,124)            (747,213)
Increase in deposit on purchase                                                    --             (614,400)
----------------------------------------------------------------------------------------------------------
Cash used in investing activities                                            (126,124)          (1,361,613)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes and loans payable                                                --            2,296,599
Repayment of notes and loans payable                                          (16,240)             (13,933)
Proceeds from exercise of options                                                  --               26,681
----------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                               (16,240)           2,309,347
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents during the period                   (54,551)            (156,525)
Cash and cash equivalents, beginning of period                                356,421            1,355,613
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      301,870            1,199,088
==========================================================================================================

----------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                                  35               77,415
Interest Paid                                                                  68,388               46,559

      Non cash items are $82,558 from the net assets from discontinued operations, as this was transferred to other receivables during the 2002 First Fiscal Quarter.

      Non cash items arose from the purchase of Chell.com assets during the 2001 First Fiscal Quarters. They are $1,936,272 of property & equipment, $107,589 of goodwill, $42,706 of prepaids, $1,404 in other accounts receivable and in addition 5,426,772 shares were issued from the purchase of Cameron Chell and Chell.com assets.

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000
                                   (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Chell Group Corporation (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 30, 2001. The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results for the full fiscal year ending August 31, 2002.

Note 2. General

      The financial statements of the Company for the three months ended November 30, 2001 (the "2002 First Fiscal Quarter"), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., NTN Interactive Network Inc. ("NTNIN"), 3484751 Canada Inc., GalaVu Entertainment Network Inc. ("GalaVu") and NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic").

      The financial statements of the Company for the three months ended November 30, 2000 (the "2001 First Fiscal Quarter"), include the operations of the Company's wholly-owned subsidiaries CMCG, Chell.com (USA), NTNIN, 3484751 Canada Inc., GalaVu and NTNIN's wholly-owned subsidiary Magic. Discontiued operations are the results of NTNIN's wholly-owned subsidiary Interlynx, which was sold in July 2001.

      Magic conducts its operations directly and through its wholly owned subsidiary, TutorBuddy Inc. and its 75% ownership of the outstanding shares of Sonoptic Technologies Inc. ("Sonoptic").

      Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the three months ended November 30, 2001 and November 30, 2000

================================================================================
                                                  For Three Months Ended
                                             November 30,           November 30,
                                                 2001                   2000
                                                  $                      $
================================================================================

External revenue
  Entertainment                                3,253,254             3,550,252
  Education                                      703,287             1,262,403
  Corporate                                        1,625                 6,210
--------------------------------------------------------------------------------
                                               3,958,166             4,818,865
--------------------------------------------------------------------------------
Inter-segment revenue
  Education                                           --                52,157
--------------------------------------------------------------------------------
                                                      --                52,157
--------------------------------------------------------------------------------
Operating profit (loss)
  Entertainment                                   46,871              (109,692)
  Education                                     (468,865)             (141,704)
  Merchant Services                             (253,646)           (2,799,656)
  Corporate                                     (304,151)             (127,760)
--------------------------------------------------------------------------------
                                                (979,791)           (3,178,812)
--------------------------------------------------------------------------------
Net income (loss)
  Entertainment                                   46,871              (109,692)
  Education                                     (468,865)             (151,884)
  Merchant Services                             (253,646)           (2,799,656)
  Corporate                                     (304,151)             (127,760)
  Discontinued operations                             --              (101,577)
--------------------------------------------------------------------------------
                                                (979,791)           (3,290,569)
--------------------------------------------------------------------------------
================================================================================
                                                            As at
                                             November 30,           November 30,
                                                 2001                   2000
                                                  $                      $
================================================================================
Total assets
  Entertainment                                8,809,323            10,524,578
  Education                                    2,459,331             3,998,133
  Merchant Services                            1,259,738             1,349,043
  Corporate                                    2,827,583             2,094,010
  Discontinued operations                             --             1,228,740
--------------------------------------------------------------------------------
                                              15,355,975            18,079,394
--------------------------------------------------------------------------------

Note 4. Earnings per share

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months ended November 30, 2001 and November 30, 2000:

================================================================================
                                                      For Three Months Ended
                                                   November 30,     November 30,
                                                       2001             2000
                                                        $                $
================================================================================

Numerator:
Net loss (numerator for basic and diluted
loss per share) from continuing operations           (979,791)      (3,188,992)
Net loss (numerator for basic and diluted
loss per share) from discontinued operations               --         (101,577)
--------------------------------------------------------------------------------
Net loss (numerator for basic and diluted
loss per share)                                      (979,791)      (3,290,569)
================================================================================

Denominator for basic and diluted loss
per share -adjusted weighted average
number of shares and assumed conversions            9,028,239        8,356,045
================================================================================

Basic and diluted loss per share from
continuing operations                              $    (0.11)      $    (0.38)
Basic and diluted loss per share from
discontinued operations                                    --       $    (0.01)
--------------------------------------------------------------------------------
Net loss per share                                 $    (0.11)      $    (0.39)
================================================================================

Note 5. Subsequent Events

Financing

      A term sheet for the following transactions has been signed, however all of the conditions for completion of these transactions have not been met. It is anticipated that during the second fiscal quarter, these transactions will be completed and will be effective September 1, 2001. The Company will issue secured notes in the aggregate principal amount of U.S$3,370,000. In addition options to purchase 812,000 common shares will be issued.

      (a) The first part of this transaction will be an exchange of the convertible debentures held by CALP II Limited Partnership ("CALP II") on behalf of Canadian Advantage Limited Partnership ("CALP") and Advantage (Bermuda) Fund Ltd. ("ABFL") for notes and warrants. The existing convertible debentures of the Company, in the aggregate principal amount of US$1,700,000, are currently held by CALP II on behalf of CALP and ABFL. Together with interest at 10% from October 3, 2000, the total amount owing under these convertible debentures at August 31, 2001 was approximately US$1,870,000. The convertible debentures will be cancelled. The Company will issue notes to CALP and ABFL in the aggregate principal amount of US$1,870,000. These notes will have a five year term bearing interest at 10% per annum payable semi-annually in arrears. The interest is payable in stock of the Company calculated at 100% of the market price as at the date such payment is due. Prepayment is permitted at any time on 30 days prior notice. The notes will be secured by a general security agreement against the assets of the Company in priority to all other claims subject to the existing security of the Bank of Montreal and the CIBC. The note will be held as to US$1,365,100 by CALP and as to US$504,900 by ABFL.

Five year options to purchase 625,000 shares of common stock of the Company at an exercise price of US$3.00 will be issued by Chell.com Ltd. to CALP and ABFL. Three year options to purchase 187,000 shares of the Company's common stock at an exercise price of US$2.00 will also be issued by Chell.com Ltd. The sole shareholder of Chell.com Ltd. is Cameron Chell, the controlling shareholder of the Company. Therefore the costs associated with these options will be recorded by the Company. The financing cost associated with these options will be approximately US$345,000 and will amortized over the five year term of the notes payable to CALP and ABFL.

      (b) The second part of the transaction is the purchase of 250,000 units in VC Advantage (Bermuda) Fund Ltd. in exchange for a US$1,500,000 note. The note will have a term of five years and will bear interest at 3% per annum payable semi-annually in arrears. The interest is payable in stock of the Company calculated at 100% of the market price as at the date such payment is due. The note will be discounted for financial reporting purposes to reflect the Company's cost of borrowing. This discount will result in a maximum of approximately US$178,000 additional interest expense over the five year term of the note. Prepayment is permitted at any time on 30 days prior notice. The note will be secured by a general security agreement against the assets of the Company ranking pari passu to the notes in the first part of this transaction.

            BOTB Corporation, an Alberta corporation of which Cameron Chell is the sole beneficial shareholder, whose sole asset is a residence in Laguna Beach, California, will provide the Company a guarantee with a minimum value of $1,500,000 for the units purchased and will provide a second mortgage on this property to secure the guarantee.

Bank Debt

      Effective December 3, 2001 the company has changed its bank from the Royal Bank of Canada to the Bank of Montreal. Under the new agreement with the Bank of Montreal, two credit facilities are available to the Company. The first credit facility is a revolving demand operating loan in the amount of $300,000 bearing interest at the Bank of Montreal's prime rate plus 1.75% payable monthly in arrears. The second credit facility is a non-revolving demand loan, and/or Fixed Rate Term Loan in the amount of $1,250,000 bearing interest at the Bank of Montreal's prime rate plus 1.75% payable monthly in arrears. This loan replaces the Matched Fund Term Loan previously provided by the Royal Bank of Canada. The loan is amortized over 10 years. The company may convert the demand loan to a Fixed Rate Term Loan at any time subject to review and approval by the Bank of Montreal. These loans are secured by general security agreement providing a first charge over all accounts receivable, inventory and equipment of the Company. Collateral mortgages in the amount of $1,550,000 provide the Bank of Montreal a first position on the properties known as 10 Meteor Drive, Toronto, 14 Meteor Drive, Toronto and 775 Pacific Road, Units 36, 37 & 38, Oakville. The mortgage security is a blanket charge on all properties and includes assignment of rents.

Note 6. New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, business combinations can no longer be reflected by using the pooling of interests method of accounting and goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter in the year beginning September 1, 2002 (Fiscal 2002). Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $110,976 ($0.01) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of September 1, 2002 and has not yet determined what the effects of these tests will be on the earnings and financial position of the Company.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede SFAS 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is currently assessing the potential impact of SFAS 144 on the operating results and financial position.

Note 7. Restatement of financial statements

      In Fiscal 2001, the Company sold its wholly-owned subsidiary, Interlynx. The Company's financial statements have been restated to reflect Interlynx as a discontinued operation for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars.

General

      We are engaged in the business of providing interactive entertainment services, electronic/online products and services and merchant capital services. Our core businesses are interactive entertainment services provided by our NTN Interactive Network subsidiary and the merchant capital services provided through our Merchant Capital Group subsidiary. GaluVu is a technology-based entertainment provider of interactive in-room entertainment systems to hotels across Canada. Interactive entertainment services also involve, for example electronic sports trivia games played on computer units installed in bars, pubs and restaurants. Our Magic Lantern subsidiary and its subsidiaries are involved in the marketing and distribution of educational video and media resources, providing interactive online educational video services and the conversion of analog video to digital video formats. Electronic/online products and services involve providing business software applications and support, as well as educational tools, over the Internet to registered subscribers. In addition, the business of merchant capital services involves our investment in and acquisition of significant but undervalued operating companies or technologies, to which we then apply management experience, in an effort to appreciate the value of those companies.

      Our main business strategy is to operate or invest in companies that represent the latest in technological innovations. We apply our expertise, industry contacts, and market foresight to these companies in order to create shareholder value.

Results of Operations for the Three Months ended November 30, 2001

      The Company's total revenues for the 2002 First Fiscal Quarter were $3,958,166, compared to $4,818,865 for the 2001 First Fiscal Quarter, a decrease of $860,699 or 17.9%.

      Revenues from network services for the 2002 First Fiscal Quarter were $1,710,218, compared to $1,746,123 for the 2001 First Fiscal Quarter, a decrease of $35,905 or 2.1%. These revenues have decreased due to the number of Hospitality sites decreasing to 513 from 551 between the 2002 and 2001 First Fiscal Quarters.

      Revenues from Pay-tv for the 2002 First Fiscal Quarter were $1,532,421 compared to $1,785,106 for the 2001 First Fiscal Quarter, a decrease of $252,685 or 14.2%. This decrease can be attributed to not as many "blockbuster" movies available in the 2002 First Fiscal Quarter than in the 2001 First Fiscal Quarter. In addition there was a decrease in the amount of guests, due to decreased levels of travel arising from September 11th.

      Revenues from video and software sales for the 2002 First Fiscal Quarter were $615,648, compared to $1,031,854 for the 2001 First Fiscal Quarter, a decrease of $416,206 or 40.3%. The decrease is primarily the result of weaker foreign sales, and a decrease in analog video sales, as the demand for digital video has not increased at the same corresponding levels.

      Revenues from digital encoding were $87,209 for the 2002 First Fiscal Quarter, compared to $228,609 for the 2001 First Fiscal Quarter, a decrease of $141,400 or 61.9%. The decrease can be attributed a decreased level of sales compared to the 2001 First Fiscal Quarter.

      Total cost of sales for the 2002 First Fiscal Quarter were $1,387,770 compared to $1,702,881 for the 2001 First Fiscal Quarter, a decrease of $315,111 or 18.5%. The decrease is consummate with the decreased level of sales. As a percentage of revenues, cost of sales decreased in the 2002 First Fiscal Quarter to 35.1% from 35.3% in the 2001 First Fiscal Quarter.

      Total selling, general and administrative expenses for the 2002 First Fiscal Quarter were $2,482,750, compared to $4,993,216 for the 2001 First Fiscal Quarter, a decrease of $2,510,466 or 50.3%. The significant reduction in the number of employees and related costs that took place in the 2001 Second Fiscal Quarter in the Merchant Services segment caused the decrease; $145,306 in 2002 First Fiscal Quarter compared to $2,335,459 in 2001 First Fiscal Quarter, a decrease of $2,190,153. In addition, during the 2001 First Fiscal Quarter, there was a one-time $337,779 compensation charge resulting from a change in the conversion rate on the preferred shares.

      As a percentage of the Company's total revenues, selling, general and administration expenses decreased to 62.7% for the 2002 First Fiscal Quarter from 103.6% for the 2001 First Fiscal Quarter.

      Interest and bank charges for the 2002 First Fiscal Quarter were $321,206, compared to $85,263 for the 2001 First Fiscal Quarter, an increase of $235,943 or 276.7%. This increase results from an increase in debt related to the purchase of the Richard Wolff Enterprises, Inc. assets, the Chanana note payable and the convertible debenture. As a percentage of the Company's total revenues, interest and bank charges increased to 8.1% for the 2002 First Fiscal Quarter from 1.8% for the 2001 First Fiscal Quarter.

      There was no provision for income taxes recorded in the 2002 First Fiscal Quarter compared with no provision of income taxes for the 2001 First Fiscal Quarter. As the tax provision is based upon the individual companies' taxable income, no provision was incurred, as the companies are not in a taxable position. There are no deferred tax assets recorded by the Company.

      As a result of all of the above, the net loss for the 2002 First Fiscal Quarter was $979,791, compared to net loss of $3,290,569 for the 2001 First Fiscal Quarter, a decrease of $2,310,778. The 2002 First Fiscal Quarter reduced loss resulted primarily from a decrease in selling, general and administrative costs as a result of the staff and related cost reductions in the Merchant Services segment, offset by the decreased level in sales.

Liquidity and Capital Resources

      The Company's working capital deficit changed from $4,432,000 at August 31, 2001 to $4,969,831 at November 30, 2001, an increase of $537,831.

      For the 2002 First Fiscal Quarter, the Company had a net decrease of cash of $54,551 compared to a net decrease of $156,525 in the 2001 First Fiscal Quarter.

      Cash provided by operating activities for the 2002 First Fiscal Quarter was $87,813, compared to $1,104,259 used in operating activities in the 2001 First Fiscal Quarter. In 2002, the major items that contributed to cash being used in operating activities were as follows: the net loss with non-cash expenses added back of $121,777, and the increase in other accounts receivable of $194,991. The major items that contributed to cash being provided by operating activities were as follows: the decrease in accounts receivable of $237,699 and an increase in accounts payable and accrued liabilities of $127,011. In 2001, the major items that contributed to cash being used in operating activities were as follows: net loss non-cash expenses added back of $1,702,240, increases in income taxes receivable $77,415, and a decrease in net assets from discontinued operations of $67,805. The major sources of cash provided by operating activities included decreases in accounts receivable $383,433 and an increase in accounts payable and accrued liabilities of $307,316.

      Cash used in investing activities in the 2002 First Fiscal Quarter was $126,124 compared to the $1,361,613 used in investing activities in the 2001 First Fiscal Quarter, a decrease of $1,235,489. The decrease was primarily the result of a decrease in the purchase of property and equipment of $621,089 and the deposit of $614,400 on the future purchase of certain equity shares of a Company in the 2001 First Fiscal Quarter

      Cash used in financing activities in the 2002 First Fiscal Quarter was $16,240, compared to the $2,309,347 provided in the 2001 First Fiscal Quarter. The decrease is primarily due to the sale of the convertible debenture in the 2001 First Fiscal Quarter.

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

Inflation

      The rate of inflation has had little impact on the Company's operations or financial position during the three months ended November 30, 2001 and November 30, 2000 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2002 Fiscal Year.

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

      None

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:

    Exhibit
     Number                           Title
    -------                           -----

      3.1   Certificate of Incorporation, as amended to date.
      3.2   By-Laws, as amended to date.
     10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc.+
     10.2 Stock Purchase Agreement, dated as of October 4, 1994, between NTN Canada Inc. and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.). + Option, dated as of October 4, 1994, registered in the name of NetStar Enterprises Inc. (formerly, Labatt Communications Inc).+
     10.4 Designation Agreement dated as of October 4, 1994, among Networks North Inc. (formerly know as NTN Canada, Inc.), NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.). +
    10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
    10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as Creditor. +
    10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
    10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
    10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
    10.24 Covenant of Networks North Inc., dated September 13, 1999, to allot and issue and pay to the Bank in writing 100,000 common shares of NETN. +
    10.25 Agreement and Plan of Merger and Reorganization, dated November 21, 2001, by and among Chell Group Corporation, Chell Group Corporation, in trust for Chell SSI Acquisition Corp., and Stardrive Solutions Inc. +
    10.26 Share Purchase Agreement, dated December 13, 2001, by and among Chell Group

            Corporation, Chell Merchant Capital Group, Inc., Melanie Johannesen, Randy Baxandall, Morris Chynoweth, Elaine Chynoweth, the Johannesen Family Trust, the Baxandall Family Trust, the Merc Family Trust, Logicorp Data Systems Ltd., 123557 Alberta Ltd., Logicorp Service Group Ltd. and 591360 Alberta Ltd. +
    11.     List of Subsidiaries
    22.     Computation of Earnings Per Share (see note 4).

+     Incorporated by reference. See Exhibit Index.

(b)   Reports on Form 8-K

      The Company filed an Amended Current Report on Form 8-KA (Date of Report:
December 4, 2000) with the Commission on December 6, 2001, reporting an Agreement and Plan of Merger and Reorganization, dated November 21, 2001, by and among Chell Group Corporation, Chell Group Corporation, in trust for Chell SSI Acquisition Corp., and Stardrive Solutions Inc.

      The Company filed a Current Report on Form 8-KA (Date of Report: January 16, 2001) with the Commission on December 28, 2001, reporting a Share Purchase Agreement, dated December 13, 2001, by and among Chell Group Corporation, Chell Merchant Capital Group, Inc., Melanie Johannesen, Randy Baxandall, Morris Chynoweth, Elaine Chynoweth, the Johannesen Family Trust, the Baxandall Family Trust, the Merc Family Trust, Logicorp Data Systems Ltd., 123557 Alberta Ltd., Logicorp Service Group Ltd. and 591360 Alberta Ltd.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHELL GROUP CORPORATION


Dated: January 14, 2002                By:          /s/ Cameron Chell
                                           -------------------------------------
                                                      Cameron Chell,
                                           President and Chief Executive Officer
                                                 (Duly Authorized Officer)


Dated: January 14, 2002                By:           /s/ Don Pagnutti
                                           -------------------------------------
                                                       Don Pagnutti,
                                                Principal Financial Officer

                             CHELL GROUP CORPORATION
                                    FORM 10-Q
                                November 30, 2001

                                  EXHIBIT INDEX

    Exhibit
     Number                 Description of Exhibit                      Location
    -------                 ----------------------                      --------

     3.1    Certificate of Incorporation, as amended to date +1, Exh. 3.1
     3.2    By-Laws, as amended to date +1, Exh. 3.2
    10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc. +2, Exh. 10.9
    10.2 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto +3, Exh. 10.1
    10.4 Designation Agreement dated as of October 4, 1994, among Networks North Inc. (formerly known as NTN Canada, Inc.), NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.) +4, Exh. C
    10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +5, Exh. 10.1
    10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as Creditor. +5, Exh. 10.2
    10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+5, Exh. 10.3
    10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu+5, Exh. 10.4
    10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+5, Exh. 10.9

    10.24 Covenant of Networks North Inc. for valuable consideration to allot and issue and pay to the Bank in writing 100,000 common shares of NETN. +5, Exh. 10.10

    10.25   Agreement and Plan of Merger and Reorganization, dated November 21,
            2001, by and among Chell Group Corporation, Chell Group Corporation, in trust for Chell SSI Acquisition Corp., and Stardrive Solutions
            Inc. +6
    10.26   Share Purchase Agreement, dated December 13, 2001, by and among
            Chell Group Corporation, Chell Merchant Capital Group, Inc., Melanie
            Johannesen, Randy Baxandall, Morris Chynoweth, Elaine Chynoweth, the
            Johannesen Family Trust, the Baxandall Family Trust, the Merc Family
            Trust, Logicorp Data Systems Ltd., 123557 Alberta Ltd., Logicorp
            Service Group Ltd. and 591360 Alberta Ltd. +7
    11      Computation of earnings per share (see Note 4)
    22      List of Subsidiaries +1, Exh. 22

++1 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Annual Report on Form 10-K of the Company, for its fiscal year ended August 31, 1996 (File No. 0-18066), filed on December 16, 1996.
++2 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Annual Report on Form 10-K of NTN Communications, Inc., for its fiscal year ended December 31, 1990 (File No. 2-91761-C), filed on April 1, 1991.
++3 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Current Report on Form 8-K of the Company (Date of Report: October 2, 1996) (File No. 0-18066), filed on October 17, 1996.
++4 All exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Current Report on Form 8-K of the Company (Date of Report: October 4, 1994) (File No. 0-18066), filed on October 18, 1994.
++5 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's 8-K (Date of Report: September 13, 1999) (File No. 0-18066), filed on September 29, 1999.
++6 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's 8-K (Date of Report: November 21, 2001) (File No. 0-18066) filed on December 6, 2001.
++7 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's 8-K (Date of Report: December 13, 2001) (File No. 0-18066) filed on December 28, 2001.

++    Filed electronically pursuant to Item 401 of Regulation S-T.