Form 10-Q
period 2002-02-28
CHELL GROUP CORP
filed 2002-04-15
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: February 28, 2002
Commission file number: 0-18066

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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 15, 2002: 15,062,040 shares of common stock, par value as US$.0467 per share.

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:                                              Page
                                                                            ----

     Consolidated Balance Sheets -
          as at February 28, 2002 (unaudited) and August 31, 2001              1

     Consolidated Statements of Operations - For the Three Months
          and Six Months Ended February 28, 2002 and February 28, 2001
          (unaudited)                                                          2

     Consolidated Statements of Cash Flows -
          For the Six Months Ended February 28, 2002 and
          February 28, 2001 (unaudited)                                        3

     Notes to Consolidated Financial Statements                                4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities                                                18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Submission of Matters to a Vote of Security Holders                  18

Item 6.  Exhibits and Reports on Form 8-K                                     19

SIGNATURES                                                                    21

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS AT FEBRUARY 28, 2002 AND AUGUST 31, 2001
                         (Expressed in Canadian dollars)

=====================================================================================================
                                                               February 28, 2002    August 31, 2001
                                                                  (unaudited)      [restated Note 11]
                                                                        $                   $
=====================================================================================================
ASSETS
Current
Cash and cash equivalents                                              97,381             356,421
Short-term investments                                                     --              19,676
Accounts receivable, trade - net of allowance for doubtful
     accounts of $225,071; August - $150,000                        9,486,825             996,557
Other receivables                                                     459,968              84,814
Income taxes receivable                                               165,005             140,607
Inventory                                                           1,825,015                 957
Prepaid expenses                                                      310,793             301,470
-----------------------------------------------------------------------------------------------------
Total current assets                                               12,344,987           1,900,502
-----------------------------------------------------------------------------------------------------
Property and equipment, net                                         7,710,280           6,305,405
Licenses, net of accumulated amortization                             236,524             229,900
Goodwill, net of accumulated amortization                          13,609,273              37,421
Investment in Wareforce                                               176,518                  --
Deposit on purchase                                                 1,689,710           1,689,710
Other assets, net of amortization                                     614,540             388,032
Net assets from discontinued operations                             2,488,932           3,790,424
-----------------------------------------------------------------------------------------------------
                                                                   38,870,764          14,341,394
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable - trade                                           11,893,626           2,044,182
Accrued liabilities                                                 2,006,124           1,259,158
Current portion of long-term debt                                   9,905,300           3,625,587
-----------------------------------------------------------------------------------------------------
Total current liabilities                                          23,805,050           6,928,927
-----------------------------------------------------------------------------------------------------
Long-term debt - net of current portion                             4,978,074           5,134,339
Deferred income taxes payable                                          30,000              30,000
-----------------------------------------------------------------------------------------------------
Total liabilities                                                  28,813,124          12,093,266
-----------------------------------------------------------------------------------------------------
Commitments and Contingent liabilities
Shareholders' equity
Share capital
    Preferred shares                                                    7,294                  --
    14,942,540 common shares [August 2001 - 9,028,239]              1,040,524             604,109
    Capital in excess of par value                                 25,366,699          14,143,533
    Accumulated deficit                                           (16,356,877)        (12,499,514)
-----------------------------------------------------------------------------------------------------
Total shareholders' equity                                         10,057,640           2,248,128
-----------------------------------------------------------------------------------------------------
                                                                   38,870,764          14,341,394
=====================================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Expressed in Canadian dollars - unaudited)

===========================================================================================================================
                                                        For Three Months Ended                 For Six Months Ended
                                                  February 28,        February 28,        February 28,        February 28,
                                                      2002           2001 (Restated           2002           2001 (Restated
                                                                        Note 11)                                Note 11)
                                                        $                   $                   $                   $
===========================================================================================================================
REVENUE
Product sales                                       9,062,129                  --           9,062,129                  --
Service sales                                         558,243                  --             558,243                  --
Network services                                    1,564,091           1,798,207           3,274,309           3,544,330
Pay-TV                                              1,204,140           1,511,369           2,736,561           3,296,475
Other                                                  (2,592)             49,889               9,647              75,122
---------------------------------------------------------------------------------------------------------------------------
                                                   12,386,011           3,359,465          15,640,889           6,915,927
---------------------------------------------------------------------------------------------------------------------------

COST OF SALES
Product sales                                       8,290,472                  --           8,290,472                  --
Service sales                                         497,354                  --             497,354                  --
Network services                                      633,988             625,717           1,223,105           1,205,529
Pay-TV                                                636,693             665,252           1,301,516           1,393,520
---------------------------------------------------------------------------------------------------------------------------
                                                   10,058,507           1,290,969          11,312,447           2,599,049
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative
expenses                                            3,232,791           4,471,381           4,819,575           8,578,934
Interest and bank charges                             918,818             198,812           1,236,522             280,115
Write off of leasehold improvements                        --                  --                  --             355,560
Depreciation and amortization                         530,571             631,948           1,137,948           1,295,790
---------------------------------------------------------------------------------------------------------------------------
                                                    4,682,180           5,302,141           7,194,045          10,510,399
---------------------------------------------------------------------------------------------------------------------------
Loss before undernoted                             (2,354,676)         (3,233,645)         (2,865,603)         (6,193,521)
Provision for income taxes                                 --                  --                  --                  --
---------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                    (2,354,676)         (3,233,645)         (2,865,603)         (6,193,521)
Loss from discontinued operations (net of
income tax)                                          (385,880)           (188,328)           (854,744)           (519,021)
---------------------------------------------------------------------------------------------------------------------------
Loss and comprehensive loss for the period         (2,740,556)         (3,421,973)         (3,720,347)         (6,712,542)
===========================================================================================================================

Earnings (loss) per share: (Note 4)
Basic and diluted from continuing
operations                                              (0.18)              (0.39)              (0.26)              (0.74)
Basic and diluted from discontinued
operations                                              (0.03)              (0.02)              (0.08)              (0.06)
---------------------------------------------------------------------------------------------------------------------------
Net loss per share                                      (0.21)              (0.41)              (0.34)              (0.80)
===========================================================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001
                   (Expressed in Canadian dollars - unaudited)

====================================================================================================================
                                                                         February 28, 2002       February 28, 2001
                                                                                                (restated - Note 11)
                                                                                 $                        $
====================================================================================================================
OPERATING ACTIVITIES
Net loss and comprehensive loss for the period                              (3,720,347)              (6,712,542)
Adjustments to reconcile net loss to net cash
   (used in) operating activities:
     Depreciation and amortization                                           1,137,948                1,295,790
     Beneficial conversion feature of convertible debt                         542,567                       --
     Accretion of interest on non-interest bearing promissory notes             86,538                   86,538
     Write-off of leasehold improvements                                            --                  355,560
     Services rendered for shares                                               73,962                  429,766
     Warrants issued                                                                --                  152,702
     Write-off of prepaids arising from Chell asset purchase                    90,682                  367,235
Changes in assets and liabilities:
     Decrease in short-term investments                                         19,676                  250,195
     (Increase) decrease in accounts receivable, trade                        (627,929)                 101,969
     Increase in income taxes receivable                                       (22,962)                 (98,475)
     Increase in inventory                                                    (281,717)                 (29,322)
     Decrease (increase) in prepaid expenses                                    43,211                  (94,275)
     (Increase) decrease in other accounts receivable                         (375,154)                 122,035
     (Increase) decrease in other assets                                      (317,190)                  10,435
     (Increase) decrease in net assets from discontinued operations           (222,103)                 188,265
     Increase (decrease) in accounts payable and accrued liabilities         3,553,740                  (75,301)
--------------------------------------------------------------------------------------------------------------------
Cash (used in) operating activities                                            (19,078)              (3,649,405)
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property and equipment                                            (312,750)                (653,940)
Increase in deposit on purchase                                                     --               (1,689,710)
Investment in Logicorp                                                      (1,500,000)                      --
Increase in notes receivable                                                        --                 (301,100)
--------------------------------------------------------------------------------------------------------------------
Cash (used in) investing activities                                         (1,812,750)              (2,644,750)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes and loans payable                                          3,396,080                5,151,986
Repayment of notes and loans payable                                        (1,976,871)                 (18,012)
Proceeds from exercise of options                                              153,579                   26,243
--------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                        1,572,788                5,160,217
--------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents during the period                   (259,040)              (1,133,938)
Cash and cash equivalents, beginning of period                                 356,421                1,355,613
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        97,381                  221,675
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                                   --                   98,491
Interest Paid                                                                  206,194                   55,508

During the 2002 second fiscal quarter, Logicorp was purchased for $13,953,080 with the non-cash component amounting to $2,300,000 in accounts payable, $395,124 in common shares and $9,757,956 in capital in excess of par value. In addition, $500,000 debt related to the purchase of GalaVu was repaid with shares.

      Non cash items arose from the purchase of Chell.com assets during the 2001 First Fiscal Quarters. They are $1,936,272 of property & equipment, $107,589 of goodwill, $42,706 of prepaids, $1,404 in other accounts receivable and in addition 5,426,772 shares were issued from the purchase of Cameron Chell and Chell.com assets. In addition, the depreciation from discontinued operations was $352,340.

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001
                                  (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Chell Group Corporation (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 30, 2001. The results of operations for the six months ended February 28, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2002.

Note 2. General

      The financial statements of the Company for the three and six months ended February 28, 2002 (the "2002 Second Fiscal Quarter" and "2002 First Fiscal Half"), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., NTN Interactive Network Inc. ("NTNIN"), 3484751 Canada Inc., GalaVu Entertainment Network Inc. ("GalaVu"), and discontinued operations from NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic"), which was sold effective in March 2002. The financial statements for the three months ended February 28, 2002 also include the operations of Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., which will be together referred to as "Logicorp". Logicorp was purchased effective in January 2002.

      The financial statements of the Company for the three and six months ended February 28, 2001 (the "2001 Second Fiscal Quarter" and "2001 First Fiscal Half"), include the operations of the Company's wholly-owned subsidiaries CMCG, Chell.com (USA), NTNIN, 3484751 Canada Inc., GalaVu and NTNIN's wholly-owned subsidiary Magic. Discontinued operations are the results of NTNIN's wholly-owned subsidiaries Interlynx, which was sold effective in July 2001, and Magic, which was sold effective in March 2002.

      Prior period's figures have been restated (see note 11) and may have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the three and six months ended February 28, 2002 and February 28, 2001

================================================================================================================
                                        For Three Months Ended                        For Six Months Ended
                                   February 28,          February 28,          February 28,         February 28,
                                       2002                  2001                  2002                 2001
                                         $                     $                     $                    $
================================================================================================================
External revenue
  Entertainment                      2,770,321             3,349,190             6,023,574            6,899,442
  Systems Integration                9,620,372                    --             9,620,372                   --
  Merchant Services                         --                    --                    --                   --
  Corporate                             (4,682)               10,275                (3,057)              16,485
----------------------------------------------------------------------------------------------------------------
                                    12,386,011             3,359,465            15,640,889            6,915,927
----------------------------------------------------------------------------------------------------------------
Inter-segment revenue
  Entertainment                             --                    --                    --                   --
  Systems Integration                       --                    --                    --                   --
  Merchant Services                         --                    --                    --                   --
  Corporate                                 --                    --                    --                   --
----------------------------------------------------------------------------------------------------------------
                                            --                    --                    --                   --
----------------------------------------------------------------------------------------------------------------
Operating profit (loss)
  Entertainment                       (658,599)             (299,654)             (611,728)            (332,113)
  Systems Integration                  (65,560)                   --               (65,560)                  --
  Merchant Services                   (269,103)           (2,028,649)             (522,749)          (4,828,305)
  Corporate                         (1,361,414)             (905,342)           (1,665,566)          (1,033,103)
----------------------------------------------------------------------------------------------------------------
                                    (2,354,676)           (3,233,645)           (2,865,603)          (6,193,521)
----------------------------------------------------------------------------------------------------------------
Net income (loss)
  Entertainment                       (658,599)             (299,654)             (611,728)            (332,113)
  Systems Integration                  (65,560)                   --               (65,560)                  --
  Merchant Services                   (269,103)           (2,028,649)             (522,749)          (4,828,305)
  Corporate                         (1,361,414)             (905,342)           (1,665,566)          (1,033,103)
  Discontinued Operations             (385,880)             (188,328)             (854,744)            (519,021)
----------------------------------------------------------------------------------------------------------------
                                    (2,740,556)           (3,421,973)           (3,720,347)          (6,712,542)
----------------------------------------------------------------------------------------------------------------

================================================================================================================
                                                                                             As at
                                                                               February 28,         February 28,
                                                                                   2002                 2001
                                                                                     $                    $
================================================================================================================
Total assets
  Entertainment                                                                  6,162,483            7,549,286
  Systems Integration                                                           25,163,648                   --
  Merchant Services                                                              1,103,300            2,124,984
  Corporate                                                                      3,952,401            2,913,200
  Discontinued Operations                                                        2,488,932            5,048,066
----------------------------------------------------------------------------------------------------------------
                                                                                38,870,764           17,635,536
----------------------------------------------------------------------------------------------------------------

Note 4. Earnings per share

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended February 28, 2002 and February 28, 2001:

===========================================================================================================================
                                                         For Three Months Ended                 For Six Months Ended
                                                     February 28,       February 28,        February 28,       February 28,
                                                        2002               2001                2002               2001
                                                          $                  $                   $                  $
===========================================================================================================================
Numerator:
Net loss (numerator for basic and diluted
loss per share) from continuing operations           (2,354,676)        (3,233,645)         (2,865,603)        (6,193,521)
Net loss (numerator for basic and diluted
loss per share) from discontinued operations           (385,880)          (188,328)           (854,744)          (519,021)
---------------------------------------------------------------------------------------------------------------------------
Net loss (numerator for basic and diluted
loss per share)                                      (2,740,556)        (3,421,973)         (3,720,347)        (6,712,542)
===========================================================================================================================

Denominator for basic and diluted loss
per share -adjusted weighted average
number of shares and assumed conversions             12,892,028          8,417,123          10,976,487          8,356,045
===========================================================================================================================

Basic and diluted loss per share from
continuing operations                                     (0.18)             (0.39)              (0.26)             (0.74)
Basic and diluted loss per share from
discontinued operations                                   (0.03)             (0.02)              (0.08)             (0.06)
---------------------------------------------------------------------------------------------------------------------------
Net loss per share                                        (0.21)             (0.41)              (0.34)             (0.80)
===========================================================================================================================

Note 5. Business Acquisition

      Effective January 1, 2002, the Company acquired 100% of Logicorp Data Systems Ltd., Logicorp Service Group Ltd., 123557 Alberta Ltd. and 591360 Alberta Ltd. (collectively " Logicorp") for a purchase price of $13,953,080 calculated on a discounted basis. Logicorp is a Canadian systems integrator handling all aspects of IT systems integration and solutions development, including network integration and management, desktop support, hardware/software procurement, systems architecture design and consulting. The acquisition was recorded using the purchase method of accounting and, accordingly the purchase price has been allocated as set out below:

                                                                          $
--------------------------------------------------------------------------------
Goodwill                                                              13,501,419
Net tangible assets                                                      451,661
--------------------------------------------------------------------------------
                                                                      13,953,080
--------------------------------------------------------------------------------

      The purchase price was satisfied by $1,500,000 in cash, the issuance of two non-interest bearing promissory notes with a maturity value of $2,300,000 and the issuance of 5,355,000 exchangeable shares of CMCG. These shares are exchangeable on a one for one basis for the Common shares of the Company. The first promissory note with a maturity value of $1,800,000 is due June 30, 2002. Prior to payment of the first promissory note, the Company can elect to adjust the purchase price by substituting the $1,800,000 note for an interest-free promissory note in the amount of $2,040,000 one half of which would be due

June 30, 2002 and the second half would be due December 31, 2002. The second promissory note has a maturity value of $500,000 and is due March 31, 2003.

      In addition, the purchase price may be adjusted upwards because the Company is required to pay an amount by which the earnings before taxes, interest, depreciation and amortization (EBITDA) of Logicorp exceeds $1,000,000 for the year ended December 31, 2002. The purchase price may be adjusted downward by three times the amount that EBITDA for this period is less than $1,000,000.

      The purchase price will be further adjusted on June 30, 2002, in the event that the weighted average closing stock price of the Company's common shares for the 10 trading days prior to June 30, 2002 is less than US$1.00. The Company will issue additional common shares equal to the difference in the weighted common share price and US$1.00 to a maximum of US$0.15 per share multiplied by 5,355,000 shares. However, if the weighted common share price is less than US$0.50, then the maximum adjustment to the purchase price will be US$0.20 per share multiplied by 5,355,000 shares.

      The operating results of Logicorp are included in the Company's consolidated statements of operations from the effective date of acquisition.

Pro forma information

The following pro forma information on results of operations assumes that Logicorp was purchased at the beginning of each period presented.

=====================================================================================================================
                                                     For Three Months Ended                For Six Months Ended
                                                 February 28,      February 28,         February         February 28,
                                                    2002               2001             28, 2002             2001
                                                      $                  $                  $                  $
---------------------------------------------------------------------------------------------------------------------
Revenues                                         13,090,941         13,223,204         26,886,710         31,738,981
Loss before extraordinary items                  (2,120,348)        (2,058,831)        (2,745,812)        (5,763,594)
Loss before extraordinary items per share             (0.16)             (0.24)             (0.25)             (0.42)
Net loss                                         (2,506,228)        (2,247,159)        (3,600,556)        (6,282,615)
Net loss per share                                    (0.19)             (0.27)             (0.33)             (0.46)
---------------------------------------------------------------------------------------------------------------------

Note 6. Investment in Wareforce.com, Inc.

      Effective February 6, 2002, the Company issued 454,545 Series B preferred shares in exchange for 454,545 Series A 6% convertible preferred shares of Wareforce.com, Inc. ("Wareforce). The Wareforce preferred shares have a stated value of US$10.00 per share and can be converted to common shares at 95% of the market price of Wareforce's common shares. The conversion of these preferred shares is limited such that the Company cannot convert if this conversion results in the Company owning more than 5% of the then outsatnding common shares of Wareforce. The investment in Wareforce has been valued based on the market value of Wareforce common shares. This transaction was entered into in part to act as an incentive for the holders of the Series B preferred shares to participate in the private placement discussed in Note 7. Which at February 28, 2002 aggregated $176,518.

      The Series B preferred shares have a par value of US$.01 per share and a stated value of US$10.00 per share. The aggregate stated value is US$4,545,450 convertible to common shares of the Company at US$1.00. There is a limitation on the conversion feature whereby shares are not convertible if the conversion would result in the holder owning more than 5% of the outstanding common shares of the Company.

Note 7. Convertible Promissory Notes

      The Company has issued 8% convertible notes in the amount of $3,191,568 under a private placement memorandum. These notes are due August 9, 2002. These notes may be voluntarily converted into Common Stock at a price between US$0.80 and US$1.00 per share, calculated as 50% of the average of the closing bid prices for the Common Stock for ten trading days immediately prior to the automatic conversion, but within the price range specified. The notes are automatically converted into Common Stock if prior to their maturity, there are closings of the acquisition of two or more of the following companies: (a) Wareforce.com, Inc. (b) Stardrive Solutions, Inc. and (c) Logicorp Data Systems Ltd. The automatic conversion will be at a price between US$0.50 and US$2.50, calculated as 50% of the average of the closing bid prices for the Common Stock for ten trading days immediately prior to the automatic conversion, but within the price range specified. If all of these convertible notes were converted at the lowest conversion price of US$0.50, the number of common shares issued would be 4,039,960 resulting in a dilution of the current common stockholders. Subsequent to February 28, 2002 all of the 8% convertible notes were converted to Common Stock at US$0.95 resulting in the issuance of approximately 2,126,000 shares.

Note 8. Beneficial Conversion Feature

Convertible Promissory Notes

      The beneficial conversion feature of the 8% promissory notes issued in February 2002 has been recognized by recording additional paid in capital and interest expense for the three months ended February 28, 2002. The amount of the beneficial conversion and interest expense is calculated as of the date of issuance as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. The Company recognized beneficial conversion interest expense and corresponding additional paid in capital in the amount of approximately $543,000 for the three months ending February 28, 2002.

Series B Preferred Shares

      The beneficial conversion feature of the Series B preferred shares issued in February 2002 has been recognized by recording additional paid in capital and a deemed dividend for the three months ended February 28, 2002. The amount of the beneficial conversion and deemed dividend is calculated as of the date of issuance as the difference between the conversion price and the fair value of the common stock into which the shares are convertible. The Company recognized a deemed dividend and corresponding additional paid in capital in the amount of approximately $137,000 for the three months ending February 28, 2002.

Note 9. Subsequent Events

Financing

      A term sheet for the following transactions has been signed, however all of the conditions for completion of these transactions have not been met. It is anticipated that during the third fiscal quarter, these transactions will be completed and will be effective September 1, 2001. The Company intends to issue secured notes in the aggregate principal amount of U.S$3,370,000. In addition options to purchase 812,000 common shares will be issued.

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

            Five year options to purchase 625,000 shares of common stock of the Company at an exercise price of US$3.00 will be issued by Chell.com Ltd. to CALP and ABFL. Three year options to purchase 187,000 shares of the Company's common stock at an exercise price of US$2.00 will also be issued by Chell.com Ltd. The sole shareholder of Chell.com Ltd. is Cameron Chell, the controlling shareholder of the Company. Therefore the costs associated with these options will be recorded by the Company. The financing cost associated with these options will be approximately US$345,000 and will be amortized over the five year term of the notes payable to CALP and ABFL.

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

Conversion of CALP and ABFL Notes Payable

      During the third fiscal quarter, agreements were reached with CALP and ABFL to convert the above-noted notes payable and accrued interest into shares of the Common Stock of the Company, at the rate of US$0.80. The Company will issue 2,405,678 shares of Common Stock in full satisfaction of the principal amount of US$1,870,000 plus accrued interest of US$54,542.

Sale of Magic Lantern

      Commencing in the second fiscal quarter, the Company began negotiations to sell Magic Lantern and its subsidiaries. Effective March 18, 2002, the Company completed this sale for cash consideration of $1,850,000. The Company's financial statements have been restated to reflect Magic as a discontinued operation for all periods presented. Summarized operating results of Magic's discontinued operations are as follow:

=======================================================================================================================
                                                           For Three Months Ended              For Six Months Ended
                                                       February 28,      February 28,       February       February 28,
                                                           2002              2001           28, 2002           2001
                                                             $                $                $                 $
-----------------------------------------------------------------------------------------------------------------------
Revenues                                                  804,707         1,000,803         1,507,993       2,367,520
(Loss) income before extraordinary items                 (358,880)           23,064          (854,744)       (179,304)
(Loss) income before extraordinary items per share          (0.03)            (0.00)            (0.08)          (0.02)
Net (loss) income                                        (358,880)           23,064          (854,744)       (179,304)
Net (loss) income per share                                 (0.03)            (0.00)            (0.08)          (0.02)
-----------------------------------------------------------------------------------------------------------------------

Note 10. New Accounting Pronouncements

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

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter in the year beginning September 1, 2002 (Fiscal 2003). During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of September 1, 2002 and has not yet determined what the effects of these tests will be on the earnings and financial position of the Company.

Note 11. Restatement of financial statements

      In Fiscal 2001, the Company sold its wholly-owned subsidiary, Interlynx. In Fiscal 2002, the Company sold its wholly-owned subsidiary and it's associated subsidiaries, Magic Lantern Communications, Sonoptic Technologies Inc. and Tutorbuddy Inc. The Company's financial statements have been restated to reflect Interlynx and Magic Lantern as discontinued operations for all periods presented. (See Note 9).

Note 12. Changes in share capital

      During the six months ended February 28, 2002, the following transactions resulted in the issuance of 5,914,301 common shares of the Company. The acquisition of Logicorp resulted in the issuance of 5,355,000 common shares of the Company held in escrow pending shareholder approval. In addition 463,051 shares were issued as payment for debt. Also during the six months ended February 28, 2002, options totaling 96,250 were exercised resulting in the issuance of additional 96,250 common shares of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars.

General

      We are engaged in the business of providing interactive entertainment services, systems integration products and services and merchant capital services. Our core businesses are interactive entertainment services provided by our NTN Interactive Network subsidiary and the merchant capital services provided through our Merchant Capital Group subsidiary. GaluVu is a technology-based entertainment provider of interactive in-room entertainment systems to hotels across Canada. Interactive entertainment services also involve, for example electronic sports trivia games played on computer units installed in bars, pubs and restaurants. System integration products and services are provided by our Logicorp subsidiary. Logicorp is a Western Canadian Network Infrastructure provider, specializing in Server-Based Computing solutions, Managed Services - using Computer Associates' Unicentre, Network design, delivery, administration, and support Procurement services, Warranty/Off-Warranty [W/OW] hardware support services, and Information Storage technologies. Logicorp's primary focus is high-performance computer systems for the corporate market. The firm provides solutions to mid-range and large corporations, as well as the government, education and medical markets. In addition, the business of merchant capital services involves our investment in and acquisition of significant but undervalued operating companies or technologies, to which we then apply management experience, in an effort to appreciate the value of those companies.

      Our main business strategy is to operate or invest in companies that represent the latest in technological innovations. We apply our expertise, industry contacts, and market foresight to these companies in order to create shareholder value.

Results of Operations for the Three Months ended February 28, 2002

      The Company's total revenues for the 2002 Second Fiscal Quarter were $12,386,011, compared to $3,359,465 for the 2001 Second Fiscal Quarter, an increase of $9,026,546 or 268.7%.

      Revenues from product sales for the 2002 Second Fiscal Quarter were $9,062,129. There are no comparative figures for the 2001 Second Fiscal Quarter as the revenues arose from the purchase of Logicorp in January 2002.

      Revenues from service sales for the 2002 Second Fiscal Quarter were $558,243. There are no comparative figures for the 2001 Second Fiscal Quarter as the revenues arose from the purchase of Logicorp in January 2002.

      Revenues from network services for the 2002 Second Fiscal Quarter were $1,564,091, compared to $1,798,207 for the 2001 Second Fiscal Quarter, a decrease of $234,116 or 13.0%. The decrease can be attributed to a decrease in event programming of $90,855 offset by an increase of $30,553 in advertising sponsorship. The revenues are decreasing due to a slight decrease in the number of Hospitality sites between the 2002 and 2001 Second Fiscal Quarters.

      Revenues from Pay-tv for the 2002 Second Fiscal Quarter were $1,204,140 compared to $1,511,369 for the 2001 Second Fiscal Quarter, a decrease of $307,229 or 20.3%. This decrease can be attributed to travel levels still being depressed as a result of September 11th.

      Total cost of sales for the 2002 Second Fiscal Quarter were $10,058,507, compared to $1,290,969 for the 2001 Second Fiscal Quarter, an increase of $8,767,538 or 679.1%. The increase is primarily the result of the addition of Logicorp's product and service cost of sales to the company. Product ($8,290,472) and service ($497,354) resulted in a total addition of $8,787,826 or almost 100% of the increase. Since Logicorp was added in January 2002, there are no comparative figures for the 2001 Second Fiscal Quarter. Network services cost of sales were $633,988 in the 2002 Second Fiscal Quarter, compared to $625,717 in the 2001 Second Fiscal Quarter, an increase of $8,271 or 1.3%. Pay-TV cost of sales were $636,693 in the 2002 Second Fiscal Quarter, compared to $665,252 in the 2001 Second Fiscal Quarter, a decrease of $28,559 or 4.3%. As a percentage of revenues, cost of sales increased in the 2002 Second Fiscal Quarter to 81.2% from 38.4% in the 2001 Second Fiscal Quarter.

      Total selling, general and administrative expenses for the 2002 Second Fiscal Quarter were $3,232,791, compared to $4,471,381 for the 2001 Second Fiscal Quarter, a decrease of $1,238,590 or 27.7%. The decrease can be attributed to a couple of items: there was a decrease in the merchant services segment of $2,000,999 resulting from decreased staffing costs and associated cost reductions; offset by an increase resulting from the addition of Logicorp $823,331 which purchased during January 2002, thus resulting in no comparative figures.

      Total selling, general and administrative expenses for the 2002 Second Fiscal Quarter for Logicorp comprised the following major items salaries of $521,847 and supplies and materials of $197,697.

      As a percentage of the Company's total revenues, selling, general and administration expenses decreased to 26.1% for the 2002 Second Fiscal Quarter from 133.1% for the 2001 Second Fiscal Quarter.

      Interest and bank charges for the 2002 Second Fiscal Quarter were $918,818, compared to $198,812 for the 2001 Second Fiscal Quarter, an increase of $720,006 or 362.2%. The increase results from an increase in debt related to the sale of the convertible debenture and bridge financing. The Company is now experiencing a full quarter of the expense for Second Fiscal 2002 as compared to partial months in 2001 Second Fiscal Quarter. In addition, a $542,567 deemed interest expense was incurred on the financing raised. As a percentage of the Company's total revenues, interest and bank charges increased to 7.4% for the 2002 Second Fiscal Quarter from 5.9% for the 2001 Second Fiscal Quarter.

      Total depreciation and amortization expense for the 2002 Second Fiscal Quarter was $530,571, compared to $631,948 for the 2001 Second Fiscal Quarter, a decrease of $101,377 or 16.0%. This decrease is primarily the result of some assets becoming fully depreciated.

      The net loss from continuing operations for the 2002 Second Fiscal Quarter was $2,354,676, compared to net loss of $3,233,645 for the 2001 Second Fiscal Quarter, a decrease of $878,969. The decrease primarily resulted from the cost savings in the Merchant Services sector, offset by the increased cost from the addition of Logicorp and increased costs associated with the raising of financing.

      As a result of all of the above, the net loss for the 2002 Second Fiscal Quarter was $2,740,556, compared to net loss of $3,421,973 for the 2001 Second Fiscal Quarter, a decrease of $681,417. The decrease primarily resulted from the cost savings in the Merchant Services sector, offset by the increased cost from the addition of Logicorp. The 2002 Second Fiscal Quarter loss resulted primarily from the corporate costs associated with running and growing the organization and the decrease in profits from the operating companies due the economic downturn experienced since September 11th.

Results of Operations for the Six Months ended February 28, 2002

      The Company's total revenues for the 2002 First Fiscal Half were $15,640,889, compared to $6,915,927 for the 2001 First Fiscal Half, an increase of $8,724,962 or 126.2%.

      Revenues from product sales for the 2002 First Fiscal Half were $9,062,129. There are no comparative figures for the 2001 First Fiscal Half as the revenues arose from the purchase of Logicorp in January 2002.

      Revenues from service sales for the 2002 First Fiscal Half were $558,243. There are no comparative figures for the 2001 First Fiscal Half as the revenues arose from the purchase of Logicorp in January 2002.

      Revenues from network services for the 2002 First Fiscal Half were $3,274,309, compared to $3,544,330 for the 2001 First Fiscal Half, a decrease of $270,021 or 7.6%. The decrease can be attributed to a decrease in event programming of $81,075 offset by an increase of $63,064 in advertising sponsorship. The revenues are decreasing due to a slight decrease in the number of Hospitality sites between the 2002 and 2001 First Fiscal Half.

      Revenues from Pay-tv for the 2002 First Fiscal Half were $2,736,561 compared to $3,296,475 for the 2001 First Fiscal Half, a decrease of $559,914 or 17.0%. This decrease can be attributed to travel levels still being depressed as a result of September 11th.

      Total cost of sales for the 2002 First Fiscal Half were $11,312,447, compared to $2,599,049 for the 2001 First Fiscal Half, an increase of $8,713,398 or 335.3%. The increase is primarily the result of the addition of Logicorp's product and service cost of sales to the company. Product ($8,290,472) and service ($497,354) resulted in a total addition of $8,787,826 or almost 100% of the increase. Since Logicorp was added in January 2002, there are no comparative figures for the 2001 First Fiscal Half. Network services cost of sales were $1,223,105 in the 2002 First Fiscal Half, compared to $1,205,529 in the 2001 First Fiscal Half, an increase of $17,576 or 1.5%. Pay-TV cost of sales were $1,301,516 in the 2002 First Fiscal Half, compared to $1,393,520 in the 2001 First Fiscal Half, a decrease of $92,004 or 6.6%. As a percentage of revenues, cost of sales increased in the 2002 First Fiscal Half to 72.3% from 37.6% in the 2001 First Fiscal Half.

      Total selling, general and administrative expenses for the 2002 First Fiscal Half were $4,819,575, compared to $8,578,934 for the 2001 First Fiscal Half, a decrease of $3,759,359 or 43.8%. The decrease can be attributed to a couple of items: there was a decrease in the merchant services segment of $4,025,433 resulting from decreased staffing costs and associated cost reductions; offset by an increase resulting from the addition of Logicorp $823,331 which purchased during January 2002, thus resulting in no comparative figures.

      Total selling, general and administrative expenses for the 2002 First Fiscal Half for Logicorp comprised the following major items; salaries of $521,847 and supplies and materials of $197,697.

      As a percentage of the Company's total revenues, selling, general and administration expenses decreased to 30.8% for the 2002 First Fiscal Half from 124.0% for the 2001 First Fiscal Half.

      During the 2001 First Fiscal Half, Chell Merchant Capital Group Inc. vacated certain leased space and as a result the Company wrote off the net book value of the related leasehold improvements in the amount of $355,560. There were no similar transactions in the 2002 First Fiscal Half.

      Interest and bank charges for the 2002 First Fiscal Half were $1,236,522, compared to $280,115 for the 2001 First Fiscal Half, an increase of $956,407 or 341.4%. The increase results from an increase in debt related to the sale of the convertible debenture and the bridge financing and the deemed interest expense of $542,567 incurred on the funds raised. These items were not present for the entire 2001 First Fiscal Half. As a percentage of the Company's total revenues, interest and bank charges increased to 4.4% for the 2002 First Fiscal Half from 7.9% for the 2001 First Fiscal Half.

      Total depreciation and amortization expense for the 2002 First Fiscal Half was $1,137,948, compared to $1,295,790 for the 2001 First Fiscal Half, a decrease of $157,842 or 12.2%. This decrease is primarily the result of some assets becoming fully depreciated.

      The net loss from continuing operations for the 2002 First Fiscal Half was $2,865,603, compared to net loss of $6,193,521 for the 2001 First Fiscal Half, a decrease of $3,327,918. The decrease primarily resulted from the cost savings in the Merchant Services sector, offset by the increased cost from the addition of Logicorp.

      As a result of all of the above, the net loss for the 2002 First Fiscal Half was $3,720,347, compared to net loss of $6,712,542 for the 2001 First Fiscal Half, a decrease of $2,992,195. The decrease primarily resulted from the cost savings in the Merchant Services sector, offset by the increased cost from the addition of Logicorp. The 2002 First Fiscal Half loss resulted primarily from the corporate costs associated with running and growing the organization and the decrease in profits from the operating companies due the economic downturn experienced since September 11th.

Liquidity and Capital Resources

      At February 28, 2002, the Company had a working capital deficit of $11,460,063, a decrease of $6,431,638 from working deficit of $5,028,425 at August 31, 2001.

      For the 2002 First Fiscal Half, the Company had a net decrease in cash of $259,040 compared to a net decrease of $1,133,938 in the 2001 First Fiscal Half.

      Cash used in operating activities for the 2002 First Fiscal Half was $19,078, compared to $3,649,405 used in operating activities in the 2001 First Fiscal Half. In 2002, the major items that contributed to cash being used in operating activities were as follows: the net loss with non-cash expenses added back of $1,788,650, the increase in accounts receivable of $627,929, the increase in income taxes receivable of $22,962, the increase in inventory of $281,717, the increase in other accounts receivable of $375,154, the increase in other assets of $317,190 and the increase in net assets from discontinued operations of $222,103. The major item that contributed to cash being provided by operating activities was the increase in accounts payable and accrued liabilities of $3,553,740. In 2001, the major items that contributed to cash being used in operating activities were as follows: net loss with non-cash expenses added back of $4,024,951, increases in income taxes receivable and prepaids of $98,475 and $94,275 respectively, and a decrease in accounts payable and accrued liabilities of $75,301. The major sources of operating funds included decreases in short-term investments of $250,195 and accounts receivable of $101,969, a decrease in other accounts receivable of $122,035 and a decrease in net assets from discontinued operations of $188,265.

      Cash used in investing activities in the 2002 First Fiscal Half was $1,812,750 compared to the $2,644,750 used in investing activities in the 2001 First Fiscal Half, a decrease of $832,000. In the 2002 First Fiscal Half, $312,750 of property and equipment was purchased compared to $653,940 in the 2001 First Fiscal Half, a decrease of $341,190. In the 2002 First Fiscal Half, $1,500,000 was used in the purchase of Logicorp (note 5), where in the 2001 First Fiscal Half; a $1,689,710 deposit on purchase occurred, a decrease of $189,710. In addition, a $301,000 increase in notes receivable occurred in the 2001 First Fiscal Half. There was no similar change in the 2002 First Fiscal Half.

      Cash provided by financing activities in the 2002 First Fiscal Half was $1,572,788, compared to the $5,160,217 provided in the 2001 First Fiscal Half. This decrease is primarily due to increases in debt repaid and a lower level of new debt incurred in the 2002 First Fiscal Half.

      During the 2002 Second Fiscal Quarter the Company issued promissory notes in the amount of $3,191,568 under a private placement memorandum. The net proceeds of approximately $2,900,000 were used as follows: to repay debt of approximately $790,000; $1,400,000 was used in the acquisition of Logicorp; and approximately $710,000 was used for working capital and expenses. The Company is in the process of raising additional capital under its private placement memorandum. It is anticipated that such funds raised will be converted to equity. These funds will allow the Company to realize its acquisition strategy and to repay its loan obligations. In addition, in the 2002 Third Fiscal Quarter the Company has negotiated the conversion of approximately $2,954,600 owing to CALP and ABFL to equity. The Company's subsidiaries operating in the entertainment and systems integration segments create liquidity sufficient to fund their operations. Management believes that the current negotiations for terms and financing will be successful and that Company will have the required liquidity for its planned operating activities in the current year.

Inflation

      The rate of inflation has had little impact on the Company's operations or financial position during the six months ended February 28, 2002 and February 28, 2001 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2002 Fiscal Year.

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

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

            The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:

Exhibit
Number                                 Title
------                                 -----

   3.1      Certificate of Incorporation, as amended to date.
   3.2      By-Laws, as amended to date.
  10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc.+
  10.2 Stock Purchase Agreement, dated as of October 4, 1994, between NTN Canada Inc. and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.). +
            Option, dated as of October 4, 1994, registered in the name of NetStar Enterprises Inc. (formerly, Labatt Communications Inc). +
  10.4 Designation Agreement dated as of October 4, 1994, among Networks North Inc. (formerly know as NTN Canada, Inc.), NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.). +
 10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
 10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as Creditor. +
 10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
 10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
 10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +
 10.24 Covenant of Networks North Inc., dated September 13, 1999, to allot and issue and pay to the Bank in writing 100,000 common shares of NETN. +
 10.25 Agreement and Plan of Merger and Reorganization, dated November 21, 2001, by and among Chell Group Corporation, Chell Group Corporation, in trust for Chell SSI Acquisition Corp., and Stardrive Solutions Inc. +
 10.26      Share Purchase Agreement, dated December 13, 2001, by and among
            Chell Group

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

                                                CHELL GROUP CORPORATION


Dated: April 15, 2002                   By: /s/ Cameron Chell
                                            ------------------------------------
                                                Cameron Chell,
                                           President and Chief Executive Officer
                                                  (Duly Authorized Officer)


Dated: April 15, 2002                   By: /s/ Don Pagnutti
                                            ------------------------------------
                                                Don Pagnutti,
                                            Principal Financial Officer

                             CHELL GROUP CORPORATION
                                    FORM 10-Q
                                February 28, 2002

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