Form 10-Q/A
period 2001-11-30
CHELL GROUP CORP
filed 2002-05-22
CIK 797313

FORM 10-Q/A


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

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS AT NOVEMBER 30, 2001 AND AUGUST 31, 2001
                         (Expressed in Canadian dollars)

                                                                      November 30, 2001  August 31,
                                                                         (unaudited)       2001
                                                                              $              $
--------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                                   301,870        356,421
Short-term investments                                                        4,659         19,676
Accounts receivable, trade - net of allowance for doubtful
         accounts of $237,000; [Aug 2001 - $227,000]                      2,071,091      2,308,790
Other receivables                                                           279,805         84,814
Income taxes receivable                                                     155,239        155,204
Inventory                                                                    86,157        105,590
Prepaid expenses                                                            565,412        570,868
--------------------------------------------------------------------------------------------------
Total current assets                                                      3,464,233      3,601,363
--------------------------------------------------------------------------------------------------
Property and equipment, net                                               7,692,144      8,260,282
Licenses, net of accumulated amortization                                   241,923        247,321
Goodwill, net of accumulated amortization                                 1,765,274      1,795,737
Notes receivable                                                            160,000        160,000
Deposit on purchase                                                       1,689,710      1,689,710
Other assets, net of amortization                                           342,691        388,032
Net assets from discontinued operations                                          --         82,558
--------------------------------------------------------------------------------------------------
                                                                         15,355,975     16,225,003
--------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable - trade                                                  2,610,152      2,469,663
Accrued liabilities                                                       1,775,556      1,789,042
Current portion of long-term debt                                         4,048,356      3,774,658
--------------------------------------------------------------------------------------------------
Total current liabilities                                                 8,434,064      8,033,363
--------------------------------------------------------------------------------------------------
Long-term debt, net of current portion                                    5,594,401      5,884,339
Deferred income taxes payable                                                59,173         59,173
--------------------------------------------------------------------------------------------------
Total liabilities                                                        14,087,638     13,976,875
--------------------------------------------------------------------------------------------------
Commitments and Contingent liabilities
Shareholders' equity
Share capital
     9,028,239 common shares [Aug 2001 - 9,028,239]                         604,109        604,109
     Capital in excess of par value                                      14,143,533     14,143,533
    Deficit                                                             (13,479,305)   (12,499,514)
--------------------------------------------------------------------------------------------------
Total shareholders' equity                                                1,268,337      2,248,128
--------------------------------------------------------------------------------------------------
                                                                         15,355,975     16,225,003
--------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000
                   (Expressed in Canadian dollars - unaudited)

---------------------------------------------------------------------------------------------------
                                                            November 30, 2001    November 30, 2000
                                                                                 (restated - Note 7)
                                                                     $                    $
---------------------------------------------------------------------------------------------------
REVENUE
Network services                                                    1,710,218            1,746,123
Pay-TV                                                              1,532,421            1,785,106
Video/software sales                                                  615,648            1,031,854
Digital encoding                                                       87,209              228,609
Other                                                                  12,670               27,173
---------------------------------------------------------------------------------------------------
                                                                    3,958,166            4,818,865
---------------------------------------------------------------------------------------------------

COST OF SALES
Network services                                                      589,117              579,812
Pay-TV                                                                664,823              728,268
Video/software sales                                                  133,830              388,885
Digital encoding                                                           --                5,916
---------------------------------------------------------------------------------------------------
                                                                    1,387,770            1,702,881
---------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative expenses                        2,482,750            4,993,216
Bad debt                                                               16,108               34,879
Interest and bank charges                                             321,206               85,263
Write off of leasehold improvements                                        --              355,560
Depreciation and amortization                                         730,123              825,878
---------------------------------------------------------------------------------------------------
                                                                    3,550,187            6,294,796
---------------------------------------------------------------------------------------------------
Loss before undernoted                                               (979,791)          (3,178,812)
Provision for income taxes                                                 --                   --
Minority interest                                                          --              (10,180)
---------------------------------------------------------------------------------------------------
Loss from continuing operations                                      (979,791)          (3,188,992)
Loss from discontinued operations (net of
income tax)                                                                --             (101,577)
---------------------------------------------------------------------------------------------------
Loss and comprehensive loss for the period                           (979,791)          (3,290,569)
---------------------------------------------------------------------------------------------------

Earnings (loss) per share [Note 4]:
Basic and diluted from continuing operations                            (0.11)               (0.38)
Basic and diluted from discontinued operations                             --                (0.01)
---------------------------------------------------------------------------------------------------
Net loss per share                                                      (0.11)               (0.39)
---------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000
                   (Expressed in Canadian dollars - unaudited)

--------------------------------------------------------------------------------------------------------
                                                                    November 30, 2001  November 30, 2000
                                                                                      (restated - Note 7)
                                                                          $                    $
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss and comprehensive loss for the period                             (979,791)          (3,290,569)
Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                          730,123              825,878
     Accretion of interest on non-interest bearing promissory notes          45,825               45,896
     Write-off of leasehold improvements                                         --              355,560
     Write-off services rendered for shares                                  36,725                   --
     Write-off of equity positions                                               --                1,333
     Write-off of prepaids arising from Chell asset purchase                 45,341              359,662
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                           15,017              (18,125)
     Decrease in accounts receivable, trade                                 237,699              383,433
     Increase in income taxes receivable                                        (35)             (77,415)
     Decrease (increase) in inventory                                        19,433              (14,439)
     Decrease in prepaid expenses                                             5,456               19,081
     Decrease (increase) in other accounts receivable                      (194,991)              49,934
     Decrease in other assets                                                    --               16,000
     Increase in net assets from discontinued operations                         --              (67,804)
     Increase in accounts payable and accrued liabilities                   127,011              307,316
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                              87,813           (1,104,259)
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                         (126,124)            (747,213)
Increase in deposit on purchase                                                  --             (614,400)
--------------------------------------------------------------------------------------------------------
Cash used in investing activities                                          (126,124)          (1,361,613)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes and loans payable                                              --            2,296,599
Repayment of notes and loans payable                                        (16,240)             (13,933)
Proceeds from exercise of options                                                --               26,681
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) financing activities                             (16,240)           2,309,347
--------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents during the period                 (54,551)            (156,525)
Cash and cash equivalents, beginning of period                              356,421            1,355,613
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    301,870            1,199,088
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                                35               77,415
Interest Paid                                                                68,388               46,559

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

Note 3. Business Segment Data for the three months ended November 30, 2001 and November 30, 2000


--------------------------------------------------------------------------------
                                                       For Three Months Ended
                                                    November 30,    November 30,
                                                       2001            2000
                                                         $               $
--------------------------------------------------------------------------------
External revenue
  Entertainment                                      3,253,254       3,550,252
  Education                                            703,287       1,262,403
  Corporate                                              1,625           6,210
--------------------------------------------------------------------------------
                                                     3,958,166       4,818,865
--------------------------------------------------------------------------------
Inter-segment revenue
  Education                                                 --          52,157
--------------------------------------------------------------------------------
                                                            --          52,157
--------------------------------------------------------------------------------
Operating profit (loss)
  Entertainment                                         46,871        (109,692)
  Education                                           (468,865)       (141,704)
  Merchant Services                                   (253,646)     (2,799,656)
  Corporate                                           (304,151)       (127,760)
--------------------------------------------------------------------------------
                                                      (979,791)     (3,178,812)
--------------------------------------------------------------------------------
Net income (loss)
  Entertainment                                         46,871        (109,692)
  Education                                           (468,865)       (151,884)
  Merchant Services                                   (253,646)     (2,799,656)
  Corporate                                           (304,151)       (127,760)
   Discontinued operations                                  --        (101,577)
--------------------------------------------------------------------------------
                                                      (979,791)     (3,290,569)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                               As at
                                                    November 30,    November 30,
                                                       2001            2000
                                                         $               $
--------------------------------------------------------------------------------
Total assets
  Entertainment                                      8,809,323      10,524,578
  Education                                          2,459,331       3,998,133
  Merchant Services                                  1,259,738       1,349,043
  Corporate                                          2,827,583       2,094,010
  Discontinued operations                                   --       1,228,740
--------------------------------------------------------------------------------
                                                    15,355,975      18,079,394
--------------------------------------------------------------------------------

Note 4.  Earnings per share

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months ended November 30, 2001 and November 30, 2000:

-------------------------------------------------------------------------------
                                                       For Three Months Ended
                                                     November 30,   November 30,
                                                        2001            2000
                                                          $               $
-------------------------------------------------------------------------------

Numerator:
Net loss (numerator for basic and
diluted loss per share) from
continuing operations                                  (979,791)     (3,188,992)
Net loss (numerator for basic and
diluted loss per share) from
discontinued operations                                      --        (101,577)
-------------------------------------------------------------------------------
Net loss (numerator for basic and
diluted loss per share)                                (979,791)     (3,290,569)
===============================================================================

Denominator for basic and diluted loss
per share -adjusted weighted average
number of shares and assumed
conversions                                           9,028,239       8,356,045
===============================================================================

Basic and diluted loss per share from
continuing operations                                $    (0.11)     $    (0.38)
Basic and diluted loss per share from
discontinued operations                                      --      $    (0.01)
-------------------------------------------------------------------------------
Net loss per share                                   $    (0.11)     $    (0.39)
===============================================================================

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

Subsequent to the initial filing of this Form 10-Q the convertible debenture was converted, effective September 2001, into the following: (i) the Company issued a Promissory Note in the principal amount of $1,365,100 to CALP (the "CALP Promissory Note") and (ii) the Company issued a Promissory Note in the principal amount of $504,900 to ABFL (the "ABFL Promissory Note"). Pursuant to a Conversion Agreement, as of March 28, 2002, in full satisfaction of the CALP Promissory Note, the Company agreed to issue 1,314,000 shares of the Company's Common Stock immediately and 442,145 shares of the Company's Common Stock upon the approval of the Shareholders of the Company. In addition, pursuant to a Conversion Agreement, as of March 28, 2002, in full satisfaction of the ABFL Promissory Note, the Company agreed to issue 486,000 shares of the Company's Common Stock immediately and 163,533 shares of the Company's Common Stock upon the approval of the Shareholders of the Company.

      The conversion of the CALP Promissory Note and ABFL Promissory Note has effectively resulted in reducing the Company's debt, eliminating the accruing interest with respect to such debt, and increasing the shareholders' equity.

      BOTB Corporation, an Alberta corporation of which Cameron Chell is the sole beneficial shareholder, whose sole asset is a residence in Laguna Beach, California, will provide the Company a guarantee with a minimum value of $1,500,000 for the units purchased and will provide a second mortgage on this property to secure the guarantee.

Private Offering

      Pursuant to a Private Placement Memorandum, dated December 1, 2001, the company conducted an offering to raise a maximum of US$8,000,000, consisting of 8% promissory notes which were convertible into shares of common stock. The 8% convertible promissory notes offering has closed. Pursuant to such offering, the Company raised $4,154,880 in convertible debt. All of the investors in the 8% promissory notes offering have voluntarily converted their promissory notes, including accrued interest, into shares of the company's common stock, to be issued upon shareholder approval. Such conversion will result in the issuance of 4,373,558 shares of the Company's common stock, which represents approximately 18.8% of the company's issued and outstanding shares of common stock as of April 24, 2002. Such percentage assumes the approval of the issuance of shares of the Company's common stock pursuant to the Logicorp transaction, the issuance of shares of the Company's common stock pursuant to the conversion of the 8% convertible promissory notes and the issuance of shares of the Company's common stock pursuant to the conversion of two promissory notes issued by the Company.

      The Company financed the acquisition of Logicorp in part by using the proceeds which were obtained from the 8% convertible promissory notes offering. The net proceeds from such offering were also used for debt repayment, a merger fee to the placement agent of such offering, and will be used for working capital and expenses. The financing raised pursuant to the 8% convertible promissory notes offering has placed the Company in a "cash-positive" position.

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

      Total selling, general and administrative expenses for the 2002 First Fiscal Quarter were $2,482,750, compared to $4,993,216 for the 2001 First Fiscal Quarter, a decrease of $2,510,466 or 50.3%. The significant reduction in the number of employees and related costs, that took place in the 2001 Second Fiscal Quarter in the Merchant Services segment caused the decrease; $145,306 in 2002 First Fiscal Quarter compared to $2,335,459 in 2001 First Fiscal Quarter, a decrease of $2,190,153. In addition, during the 2001 First Fiscal Quarter, there was a one-time

$337,779 compensation charge resulting from a change in the conversion rate on the preferred shares.

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

      Cash provided by operating activities for the 2002 First Fiscal Quarter was $87,813, compared to $1,104,259 used in operating activities in the 2001 First Fiscal Quarter. In 2002, the major items that contributed to cash being used in operating activities were as follows: the net loss with non-cash expenses added back of $121,777, and the increase in other accounts receivable of $194,991. The major items that contributed to cash being provided by operating activities were as follows: the decrease in accounts receivable of $237,699 and an increase in accounts payable and accrued liabilities of $127,011. In 2001, the major items that contributed to cash being used in operating activities were as follows: net loss with non-cash expenses added back of $1,702,240, increases in income taxes receivable $77,415, and a decrease in net assets from discontinued operations of $67,805. The major sources of cash provided by operating activities included decreases in accounts receivable $383,433 and an increase in accounts payable and accrued liabilities of $307,316.

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

10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc.+

10.2 Stock Purchase Agreement, dated as of October 4, 1994, between NTN Canada Inc. and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.). + Option, dated as of October 4, 1994, registered in the name of NetStar Enterprises Inc. (formerly, Labatt Communications Inc).+

10.4 Designation Agreement dated as of October 4, 1994, among Networks North Inc. (formerly know as NTN Canada, Inc.), NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.). +

10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. +

10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and 10.16 the Holder, as Creditor. +

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

                                                CHELL GROUP CORPORATION



Dated: May 22, 2002                   By:
                                         ---------------------------------------
                                                     Cameron Chell,
                                           President and Chief Executive Officer
                                                (Duly Authorized Officer)



Dated: May 22, 2002                   By:
                                         ---------------------------------------
                                                       Don Pagnutti,
                                                Principal Financial Officer

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