Form 10-K/A
period 2001-08-31
CHELL GROUP CORP
filed 2002-05-23
CIK 797313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-K/A

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

This Form 10-K is filed with respect to the Chell Group's fiscal year ended August 31, 2001. No attempt has been made in this Form 10-K/A to update our disclosures for events subsequent to the initial filing date of November 30, 2001, except as otherwise explicitly noted.


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

                                                      August 31
--------------------------------------------------------------------------------------------------------------------
                                  2001             2000              1999              1998             1997
--------------------------------------------------------------------------------------------------------------------
At end of period.........         Cdn$1.5508        Cdn$1.4715        Cdn$1.4965       Cdn$1.5722        Cdn$1.3885
Average for period.......             1.5284            1.4714            1.4949           1.4390            1.3676
High for period..........             1.5825            1.4955            1.5135           1.5770            1.3942
Low for period...........             1.4685            1.4489            1.4760           1.4100            1.3381
--------------------------------------------------------------------------------------------------------------------

On November 26, 2001 the Noon Buying Rate was Cdn$1.6000.


ITEM 1. BUSINESS.

General


      We are engaged in the business of providing interactive entertainment services, electronic/online products and services and merchant capital services. Our business is mainly concentrated in our wholly-owned operating businesses, the interactive entertainment services provided by our NTN Interactive Network subsidiary and the merchant capital services provided through our Merchant Capital Group subsidiary. Subsequent to the initial filing of this Form 10-K, we acquired a systems integrator business. Therefore, going forward, our business will be concentrated in our interactive entertainment services and systems integrator businesses.

      GaluVu is a technology-based entertainment provider of interactive in-room entertainment systems to hotels across Canada. Interactive entertainment services also involve, for example electronic sports trivia games played on computer units installed in bars, pubs and restaurants. In addition, the business of merchant capital services involves our investment in and acquisition of significant but undervalued operating companies or technologies, to which we then apply management experience, in an effort to appreciate the value of those companies. Our Magic Lantern subsidiary and its subsidiaries, is involved in the marketing and distribution of educational video and media resources, providing interactive online educational video services and the conversion of analog video to digital video formats and Interlynx designs and develops web-based training software. Electronic/online products and services involve providing business software applications and support, as well as educational tools, over the Internet to registered subscribers. Subsequent to the initial filing of this Form 10-K, we sold our Magic Lantern subsidiary and its subsidiaries.

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

      In October 1996, we acquired all of the outstanding stock of Magic Lantern Communications Ltd., an Ontario corporation, and its subsidiaries. Subsequent to the initial filing date of this Form 10-K of November 30, 2001, we sold all of the outstanding stock of Magic Lantern Communications Ltd. for Cdn$1.85 million in cash, effective March 20, 2002.

      In August 1997, we acquired certain business assets of Image Media Ltd. and 802117 Ontario Inc., operating as Pilot Software. As of June 1999, we acquired all of the outstanding stock of Interlynx Multimedia Inc., an Ontario corporation. Effective June 2001, we sold our interest in Interlynx.

      In September 1999, we acquired substantially all of the property and assets (excluding accounts receivable) of GalaVu Entertainment Inc., an Ontario corporation.

      In September 2000, we and our Merchant Capital Group subsidiary acquired the following assets from Chell.com and shares for an aggregate purchase price of US$27,002,086: (a) 480,000 shares of cDemo which represented approximately 14.3% of cDemo's issued and outstanding stock; (b) 875,000 shares of Engyro Inc. which represented approximately 22.1% of Engyro's issued and outstanding stock; and (c) 100% of the issued and outstanding stock of Chell.com (USA) Inc., a Nevada corporation. The sole director and shareholder of Chell.com is Cameron Chell.

      On January 1, 2002, pursuant to a Share Purchase Agreement with Logicorp Data Systems Ltd. ("Logicorp Data") Logicorp Service Group ("Logicorp Group") and the individuals and entities which own all of the issued and outstanding shares of Logicorp Data and Logicorp Group , together with 123557 ALBERTA LTD. and 591360 ALBERTA LTD., which own 1/3 of the shares of Logicorp Data and Logicorp Group, respectively (the "Logicorp Agreement") the Company acquired all of the issued and outstanding shares of Logicorp Data and Logicorp Group from the individuals and entities which own said shares (the "Sellers").(1)


----------
(1) A copy of the Logicorp Agreement, with applicable schedules, was filed on March 18, 2002 with the Securities and Exchange Commission on Form 8-KA.

      The following is an organizational chart of the Corporation as at May 22, 2002: (1)

                                  CHELL GROUP
                                  CORPORATION

Gala Vu Entertainment  NTN Interactive  3484751      Chell Merchant  Chell.com
Network, Inc.          Network, Inc.    Canada Inc.  Capital Group   USA Inc.***

                                 Magic Lantern
                                 Communications
                                     Ltd.**

                                                                     Engyro Inc.
                                                                             22%

Tutorbuddy      Sonoptic                Viewer Services         cDemo Inc.
Inc.**          Technologies, Inc.      1113659 Ontario         14.3% ***
                75%**                   Ltd.***

(1) All subsidiaries are 100% owned unless otherwise stated.

** All entities so indicated were sold subsequent to the initial filing of this Form 10-K

***All entities so indicated are not yet fully operational.

The following is a chart detailing our percentage ownership in our subsidiaries as at May 22, 2002 and, where applicable and available, the other entity or entities that have an equity shareholding in these companies:

------------------------------------- -------------------------- ---------------------------- ----------------------
Subsidiary                            Our Percentage Ownership   Other Entities with Equity   Subsidiary's
                                                                 Shares and Percentages       Revenues as a
                                                                                              Percentage of our
                                                                                              Total Revenues
------------------------------------- -------------------------- ---------------------------- ----------------------
Chell Merchant Capital Group, Inc.    100%                       N.A.                           0%

------------------------------------- -------------------------- ---------------------------- ----------------------
NTN Interactive Network Inc.          100%                       N.A.                         38.1%
------------------------------------- -------------------------- ---------------------------- ----------------------
GalaVu Entertainment Network Inc.     100%                       N.A.                         36.5%
------------------------------------- -------------------------- ---------------------------- ----------------------
Magic Lantern Communications Ltd.**   100% (through NTN          N.A.                         20.3%
                                      Interactive  Network,
                                      Inc.)
------------------------------------- -------------------------- ---------------------------- ----------------------
Sonoptic Technologies Inc.**          75% (through Magic         25% Govt. of                  4.7%
                                      Lantern)                   New Brunswick
------------------------------------- -------------------------- ---------------------------- ----------------------
1113659 Ontario Ltd., operating as    100%                       N.A.                          0%
Viewer Services***
------------------------------------- -------------------------- ---------------------------- ----------------------
Tutorbuddy Inc.**                     100% (through Magic        N.A.                          0.4%
                                      Lantern)
------------------------------------- -------------------------- ---------------------------- ----------------------
3484751 Canada Inc.                   100%                       N.A.                          0%
------------------------------------- -------------------------- ---------------------------- ----------------------
Chell.com USA Inc.**                  100%                       N.A.                          0%
------------------------------------- -------------------------- ---------------------------- ----------------------

--------------------------------- --------------------------- ---------------------------- ----------------------
Investment Companies:             Our Percentage Ownership    Other Entities with Equity   Subsidiary's
                                                              Shareholding and             Revenues as a
                                                              Percentages                  Percentage of our
                                                                                           Total Revenues
--------------------------------- --------------------------- ---------------------------- ----------------------
Engyro, Inc.                      22.1%                       Private Venture              *
                                                              Capitalists (60.0%,);
                                                              Engyro's Management (17.9%)
--------------------------------- --------------------------- ---------------------------- ----------------------
cDemo Inc.**                      14.3%                       Private Venture              *
                                                              Capitalists (22.32%);
                                                              cDemo's Management and
                                                              Employees (59.82%)
--------------------------------- --------------------------- ---------------------------- ----------------------

*Due to our current minority investment in such entities, future revenues, when and if realized, will not be included in our total revenues.

** All entities so indicated were sold subsequent to the initial filing of this Form 10-K

***All entities so indicated are not yet fully operational

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
      =======================================================================

** Pursuant to the sale of our Magic Lantern subsidiary, the Education financial information is for historical purposes only.

We conduct our business through nine directly or indirectly owned subidiaries and three investment companies. The following is a list of such subsidiaries, and which of our business segments each operates in:


------------------------------------------------------ -----------------------
Wholly-owned subsidiaries                              Business Segment
------------------------------------------------------ -----------------------
Chell Merchant Capital Group                           Merchant Services
Chell.com USA Inc.                                     Merchant Services
NTN Interactive Network Inc.                           Entertainment
GalaVu Entertainment Network Inc.                      Entertainment
Magic Lantern Communications Ltd.(1)                   Education
Sonoptic Technologies (1)(2)                           Education
1113659 Ontario Ltd., operating as Viewer Services     Education
Tutorbuddy Inc.(1)                                     Education
3484751 Canada Inc.                                    Corporate

Investment Companies                                   Business Segment
------------------------------------------------------ -----------------------
Engyro, Inc. (22.1%)                                   Merchant Services
CDemo Inc. (14.3%)                                     Merchant Services
ApplicationStation.com (3) (12.75%)                    Merchant Services
------------------------------------------------------ -----------------------

(1) The entities so indicated were sold subsequent to the initial filing of this Form 10-K.

(2) We own 75% of Sonoptic. The government of New Brunswick owns the remaining 25%.

(3) Susequent to the initial filing of this Form 10-K, we determined not to proceed with the transaction with respect to ApplicationStation.com.


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


      NTN Interactive Network Market

      Our NTN Interactive Network subsidiary's market remains our largest business, considering that network services and pay-per-view television services marketed to the restaurant and hospitality industries total approximately 36% of our revenues. Our NTN Interactive Network subsidiary positions the Network to prospects and clients as a means of attracting patrons (to play the games), retaining their patronage (as they return to play again), and increasing the length of time patrons stay in their establishment. As the number of repeat customers and their length of stay increases, the hospitality establishment has an increased opportunity to sell additional food and beverage.

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

LOGICORP

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

      LOGICORP is committed to delivering high-quality products from key technology manufacturers such as: 3Com, Cisco, Citrix, Compaq, Hewlett Packard, IBM, Lexmark, Microsoft, NEC, Novell and Toshiba.

      Founded in 1988 by three Edmonton-based entrepreneurs, the company currently operates 6 offices; branch office in each of Edmonton, Calgary, Vancouver, Regina and Saskatoon, and a corporate head office in Edmonton. The branch offices provide essential customer sales and support functions, while the head office houses the accounting, marketing and internal IT departments. The management team and board of directors also reside in the corporate office.

      As part of its commitment to customers, LOGICORP three years ago launched LOGICORP Central, a call center dedicated to optimizing customer support. It houses a separate IP-based phone system and integrated call center software. This dedicated telephone help center is available to attend to customers' technical needs 24 hours a day, 7 days per week. By calling a single toll-free line for assistance, the call center can dispatch the appropriate technical resource for efficient problem resolution. LOGICORP Central is part of LOGICORP's program to ensure customers' needs are fulfilled quickly, efficiently and accurately.

      Additionally, LOGICORP has established a leasing arm: LOGICORP Financial. LOGICORP Financial offers an alternate form of financing technology equipment to those clients who require such a service.

Planned Future Activities

      Going forward, we intend to focus upon continuing to grow our entertainment business and the systems integrator business which we acquired subsequent to the initial filing of this Form 10-K.

Investment Subsidiaries

Engyro

      Engyro is the surviving legal entity resulting from the merger of R Home Funding Co. Ltd., a Nevada corporation and its wholly owned Delaware subsidiary, Engyro, Inc. Its headquarters are located in Shelton, Connecticut. We own 22.1% of the stock of Engyro and the remaining equity of the company is as follows: Private Venture Capitalists (60%,); Engyro's Management (17.9%). Subsequent to the initial filing of this Form 10-K, Engyro began business operations in its third quarter of its last fiscal year and began to generate revenues.

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

      Engyro's primary market is the Application Service Provider marketplace. Most Application Service Providers have yet to develop sophisticated and integrated accounting systems and backroom capabilities, and typically outsource non-core operations. Engyro proposes to approach potential customers and work with them to design creative solutions for their billing and payment needs. Engyro also intends to approach Independent Software Vendors to market Engyro's ability to enable them to transition to an e-commerce platform to take advantage of new distribution channels in the Application Service Providers. Engyro intends to approach Independent Software Vendors and Network Service Providers and seek to assist them in their provision of Application Service Provider value-added services to their core offering. Engyro intends to reach its target market in the following ways:


1. Indirectly by offering Independent Software Vendors a secure method to enable Application Service Providers alternative subscription software rental-models through the remote management of the payment process; and

2. Through strategic partnerships/marketing relationships with software metering/monitoring companies, billing companies, accounting software providers, Data Centers, and other components of the community of Application Service Provider elements.

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

None.

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

------------------------------------------------------------------------------
                                High          Low          Trading Volume
                                ----          ---          --------------
                                (US$)        (US$)
------------------------------------------------------------------------------
1999 Fiscal Year
         First Quarter          4.750         1.125           1,385,390
         Second Quarter         5.375         2.000           4,131,407
         Third Quarter          3.500         1.375           1,000,982
         Fourth Quarter         3.000         1.500             874,184
2000 Fiscal Year
         First Quarter          2.500         1.500             585,270
         Second Quarter         3.625         1.375           2,109,781
         Third Quarter          7.875         2.250           3,825,607
         Fourth Quarter        11.438         3.000           3,323,447
2001 Fiscal Year
         First Quarter          7.219         3.000             581,689
         Second Quarter         4.813         1.813             502,712
         Third Quarter          2.313         0.938           1,811,151
         Fourth Quarter         1.600         0.870           2,816,087

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

      Pursuant to our Stock Option Plan, the following issuances of stock were made in the last twelve months:

---------------------------------------------------------------
                                              Number of
Month of Issuance                       Common Shares Issued
---------------------------------------------------------------
September 2000                                 1.150
October 2000                                   5,100
January 2001                                  56,500
---------------------------------------------------------------

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

Statement of Operations Data (Canadian Dollars):
----------------------------------------------------------------------------------------------------------------
                                                                Year Ended August 31,
                                             2001           2000          1999          1998          1997
                                              $               $             $            $             $
----------------------------------------------------------------------------------------------------------------
Operating revenues                           18,222,374     19,107,290   12,823,691    13,404,542    10,351,689
----------------------------------------------------------------------------------------------------------------
Cost of sales                                 6,818,111      7,204,919    4,874,768     5,030,602     3,395,898
----------------------------------------------------------------------------------------------------------------
Gross profit                                 11,404,263     11,902,371    7,948,923     8,373,940     6,955,791
----------------------------------------------------------------------------------------------------------------
Net income (loss)                           (11,226,225)    (2,323,621)    (971,497)      618,065       609,387
----------------------------------------------------------------------------------------------------------------
Net income (loss) per share                       (1.34)         (0.81)       (0.36)         0.24          0.25
----------------------------------------------------------------------------------------------------------------
Weighted average number of
 Shares outstanding                           8,393,589      2,873,042    2,635,050     2,550,805     2,441,992
----------------------------------------------------------------------------------------------------------------

Balance Sheet Data (Canadian Dollars):
---------------------------------------------------------------------------------------------------------------
                                                                     August 31,
                                           2001          2000          1999           1998           1997
---------------------------------------------------------------------------------------------------------------
Total assets                              16,225,003    17,220,211     14,546,003     15,802,359    14,287,602
---------------------------------------------------------------------------------------------------------------
Long-term obligations                      5,943,512     4,436,213      2,216,675      2,840,218     2,185,249
---------------------------------------------------------------------------------------------------------------
Shareholders' equity                       2,248,128     9,383,419     10,792,767     11,033,178     9,488,648
---------------------------------------------------------------------------------------------------------------

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

      Cash used in investing activities in the 2001 Fiscal Year was $3,,070,672. This amount resulted from the purchase of property and equipment of $1,430,962 ,and the deposit on purchase of $1,689,710 Cash used in investing activities in the 2000 Fiscal Year was $1,162,146. This amount resulted from the purchase of capital assets totaling $1,162,146. Cash used in investing activities in the 1999 Fiscal Year was $614,130. This amount was primarily made up of purchases of capital assets totaling $601,633

      Cash provided by financing in the 2001 Fiscal Year were $4,929,930. The increase is primarily due to the sale of the convertible debenture and the bridge financing. Cash provided by financing in the 2000 Fiscal Year was $235,606 resulting primarily from the $281,134 proceeds of exercised employee stock options. Cash used in financing activities in the 1999 Fiscal Year totaled $9,521. This mainly resulted from $48,007 repayment of debt offset by a $38,486 increase in loans payable.

      We purchased a minority interest in Engyro and cDemo, both of which are in the Application Service Provider segment. We have no obligation to fund these investments and we do not manage these businesses. Each of these companies is attempting to raise capital as of the date hereof. On June 4, 2001, Engyro announced that it signed a Letter of Intent for significant interim funding and that funds have been advanced based on this Letter of Intent. Revenues began in Engyro's third quarter of its last fiscal year. As of the date hereof, cDemo has not begun operations.

      At the 2001 Fiscal Year end, we did have the requisite working capital to fund our ongoing business operations based upon the losses that had been incurred during the previous two fiscal years. Subsequent to the initial filing of this Form 10-K, we conducted a private offering for purposes of generating requisite working capital. We were successful in generating sufficient working capital to continue our ongoing business operations. In addition, our business plan for 2002 contemplates obtaining additional working capital through refinancings or restructurings of our existing loan agreements, reducing operating overhead (which has already begun through workforce consolidation), and the possible sale of some of our existing subsidiaries. Our management is of the opinion that they will be able to obtain enough working capital and that together with funds provided by operations, there will be sufficient working capital for the Company's requirements.

      Our NTN Interactive Network subsidiary is dependent upon NTN Communications as its sole supplier for the transmission of program content to our suppliers. Although NTN Communications reported a net loss for its quarters ended September, June and March, 2001 and its year ended December 31, 2001, the Company believes that as of the date hereof, the financial performance of NTN Communications, Inc. has improved and therefore is in a more stable financial condition. In addition, the Company intends to diversify its business and ultimately will be less dependent upon NTN Communications, Inc.

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

Financial Statement                                       Location
-------------------                                       --------

Report of Independent Auditors
     Current.........................................      F - 1
     Predecessor.....................................      F - 2
Consolidated Balance Sheets..........................      F - 3
Consolidated Statements of Operations................      F - 4
Consolidated Statements of Shareholders' Equity......      F - 5
Consolidated Statements of Cash Flows................      F - 6
Notes to Consolidated Financial Statements...........      F - 7

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

------------------------------- ------ ------------------------------------------------------- ------------
Name                             Age   Principal Positions with the Company                     Director
                                                                                                  Since
------------------------------- ------ ------------------------------------------------------- ------------
Cameron Chell                    33    Director, President and Chief Executive Officer            2000
Don Pagnutti                     51    Vice  President-Finance,   Chief  Financial                2000
                                       Officer
Adrian P. Towning                57    Director                                                   1994
David Bolink                     33    Director                                                   2000
Gordon Herman                    43    Director                                                   2000
Robert Stone                     58    Director                                                   2000
Shelly Singhal                   34    Director                                                   2001
Mark Truman                      47    Secretary                                                   N/A

      All of our Directors and Executive Officers were re-elected at our Annual Shareholders' Meeting held on February 28, 2001 and will hold office until the next succeeding Annual Meeting of Shareholders or until their successors are duly elected and qualified.

      Cameron Chell is our President and Chief Executive Officer and is the Chairman and Chief Executive Officer of Chell.com Ltd. Mr. Chell was the Chairman of our board from October 2000 until April 2002. Mr. Chell is a founder of the Application Service Provider Consortium and FutureLink Corp. In April 2001, FutureLink filed for the protections of Chapter 11 bankruptcy reorganization. He served as FutureLink's President, CEO and Chairman from 1997 to 1999. Mr. Chell is also a Director and Shareholder of VC Advantage Limited, the general partner of VC Advantage Fund Limited Partnership. Mr. Chell is also the Chairman of the Board of Directors of Engyro and cDemo. Previously, Mr. Chell worked in corporate finance in the private sector. Mr. Chell worked as a stockbroker at McDermid St. Lawrence Securities Ltd. from 1994 to 1997. On November 6, 1998, Mr. Chell entered into a Settlement Agreement with the Alberta Stock Exchange to resolve a pending investigation into alleged breaches by Mr. Chell of Alberta Stock Exchange rules and bylaws. As part of the Settlement Agreement, (i) Mr. Chell acknowledged that he had breached certain duties of supervision, disclosure, or compliance in connection with various offers and sales of securities and (ii) Mr. Chell was prohibited from receiving Alberta Stock Exchange approval for a five year period, subjected to a Cdn$25,000 fine and a three year period of enhanced supervision.

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

      Shelly Singhal is currently President of VFinance Capital from December 2001. From June 2001 until November of 2001, Mr. Singhal was Managing Director of Technology Investment Banking for SBI E2-Capital (USA) Inc. From November of 2000 until May of 2001 he was Managing Director of Technology Investment Banking for BlueStone Capital Securities, Inc. From July of 1995 until August of 2000 Mr. Singhal was Managing Director of Corporate Finance at Roth Capital Partners where he was head of the E-Commerce Group and Manager of the Roth Capital Partners Bridge Fund.

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

                                         Long-term
                              Annual Compensation            Compensation
                              ======================================================================
                              Other Annual                       Securities Under       All Other
Name and Principal            Salary(1)              Bonus       Compensation(1)     Options/Granted
Compensation
Position                        Year      (Cdn$)     (Cdn$)      ($)         (#)          ($)
------------------------      --------   --------   --------   --------   --------   ---------------
Cameron Chell                     2001          0         --         --         --         --
President and
Chief Executive Officer

Donald Pagnutti (2)               2001    160,000         --         --         --         --
Vice-President, Finance           2000    156,249         --         --     22,500         --
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

                                                                                    Potential Realizable Value
                                                                                    at Assumed Rates of Stock
                                                                                      Price Appreciation for
                                                                                           Option Term
                                                                                   -----------------------------
Name                     Number of      Percentage of     Exercise     Expiration       5%             10%
                          Shares        Total Options       Price         Date
                        underlying       Granted to
                      Options Granted   Employees in
                                         Fiscal Year
--------------------- ---------------- ---------------- -------------- ----------- -------------- --------------
Donald Pagnutti (1)         Nil              Nil             Nil          Nil           Nil            Nil
Vice-President,
Finance and Chief
Financial Officer
--------------------- ---------------- ---------------- -------------- ----------- -------------- --------------

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

                     Securities      Aggregate
                     Acquired on       Value        Unexercised Options at      Value of Unexercised in the Money
                      Exercise       Realized           August 31, 2001             Options at August 31, 2001
                         (#)            ($)                   (#)                              ($)
-------------------- ------------- -------------- ---------------------------- -----------------------------------
                                                  Exercisable   Unexercisable   Exercisable(1)    Unexercisable(1)
                                                  ------------ --------------- ---------------- ------------------
Donald Pagnutti          Nil            Nil         31,875         20,625             Nil               Nil

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

----------------------------------------------- --------------------  ----------
                                                Amount and Nature of  Percent of
Name and Address(1)                             Beneficial Ownership  Class (2)
----------------------------------------------- --------------------  ----------
Chell.com Ltd. (3)                                         5,325,048      59.0%
Cameron Chell (Director, President and Chief
 Executive Officer(4)                                      5,326,648      59.0%
Canadian Advantage Limited Partnership II                  1,238,535      13.7%
Gordon Herman (Director)(5)                                  332,236       3.7%
David Bolink (Director)(6)                                   311,411       3.4%
Don Pagnutti (Vice-President - Finance and
        Chief Financial Officer)(7)                           33,750       0.4%
Adrian Towning (Director)(8)                                  25,125       1.9%
Robert Stone (Director)(9)                                    15,000       0.1%
Shelly Singhal                                                     0
----------------------------------------------- --------------------  ----------
All directors and executive officers as a group
(7 persons) (10)                                           5,395,523      59.8%
----------------------------------------------- --------------------  ----------

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

(10) This percentage of stock ownership by directors and executive officers was calculated as a percentage of our total outstanding common stock, which was 9,028,239 at November 26, 2001. and the applicable outstanding options held by certain Officers and Directors in the aggregate of 487,450, which for purposes of this footnote does not include options held by Messrs. Bolink and Herman which are described in footnotes 6 and 7 above.

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

Exhibit   Title
Number    -----
------

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

10.27 Share Purchase Agreement by and among Chell Group Corporation, Chell Merchant Capital Group, Inc., Melanie Johannesen, Randy Baxandall, Morris Chynoweth, Elaine Chynoweth, the Johannesen Family Trust, the Baxandall Family Trust, the Merc Family Trust, Logicorp Data Systems Ltd., 123557 Alberta Ltd., Logicorp Service Group Ltd. and 591360 Alberta Ltd+

22        List of Subsidiaries

23        Business Sector Data

+ Incorporated by reference. See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CHELL GROUP CORPORATION

Date: May 21, 2002                      By:  /s/ Cameron Chell
                                             ------------------------------
                                             Cameron Chell, President & CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                  Title(s)                                 Date
---------                  --------                                 ----


s/ Cameron Chell           President & Chief                        May 21, 2002
---------------------      Executive Officer
Cameron Chell

/s/ David Bolink           Director                                 May 21, 2002
---------------------
David Bolink

/s/ Gordon Herman          Director                                 May 21, 2002
---------------------
Gordon Herman

/s/ Don Pagnutti           Director, Vice President-Finance,        May 21, 2002
---------------------      Chief Financial Officer
Don Pagnutti

/s/ Michael Rice           Director                                 May 21, 2002
---------------------
Michael Rice

/s/ Shelly Singhal         Director                                 May 21, 2002
---------------------
Shelly Singhal

/s/ Robert Stone           Director                                 May 21, 2002
---------------------
Robert Stone

/s/ Adrian P. Towning      Director                                 May 21, 2002
---------------------
Adrian P. Towning

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



                                                    /S/ LAZAR LEVINE & FELIX LLP
                                                    ----------------------------

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


                                        /S/ Ernst & Young LLP
                                        ---------------------
Toronto, Canada                         Chartered Accountants
November 12, 1999

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 AS AT AUGUST 31
                         (Expressed in Canadian dollars)

--------------------------------------------------------------------------------------------------------------
                                                                               2001               2000
                                                                                          (Restated - note 17)
                                                                                $                   $
--------------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                                        356,421            1,355,613
Short-term investments (note 4)                                                   19,676              269,727
Accounts receivable, trade - net of allowance for doubtful
         accounts of $227,000; [2000 - $178,000]                               2,308,790            3,098,808
Other receivables (note 16)                                                       84,814              216,990
Income taxes receivable                                                          155,204              143,227
Inventory                                                                        105,590              206,216
Prepaid expenses                                                                 570,868              527,549
--------------------------------------------------------------------------------------------------------------
Total current assets                                                           3,601,363            5,818,130
--------------------------------------------------------------------------------------------------------------
Property and equipment, net (notes 6 & 8)                                      8,260,282            7,689,620
Licenses, net of accumulated amortization                                        247,321              250,248
Goodwill, net of accumulated amortization                                      1,795,737            1,938,480
Notes receivable (note 5)                                                        160,000              160,000
Deposit on purchase (note 14)                                                  1,689,710                   --
Other assets, net of amortization                                                388,032              202,799
Net assets from discontinued operations (note 13 [a])                             82,558            1,160,934
--------------------------------------------------------------------------------------------------------------
                                                                              16,225,003           17,220,211
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable - trade (note 16)                                             2,469,663            1,379,727
Accrued liabilities                                                            1,789,042            1,623,220
Current portion of long-term debt (note 8)                                     3,774,658              397,632
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      8,033,363            3,400,579
--------------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion(note 8)                                 5,884,339            4,377,040
Deferred income taxes payable (note 7)                                            59,173               59,173
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                             13,976,875            7,836,792
--------------------------------------------------------------------------------------------------------------
Commitments and Contingent liabilities (notes 9 & 12)
Shareholders' equity
Share capital     (note 10)
    0 Preferred shares  [2000 - 900,000]                                              --               10,917
     9,028,239 common shares [2000 - 2,925,141]                                  604,109              191,122
     Capital in excess of par value                                           14,143,533           10,454,669
    Deficit                                                                  (12,499,514)          (1,273,289)
--------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     2,248,128            9,383,419
--------------------------------------------------------------------------------------------------------------
                                                                              16,225,003           17,220,211
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED AUGUST 31
                         [Expressed in Canadian dollars]

                                                                    2001            2000          1999
                                                                                 (Restated -
                                                                                   Note 17)
------------------------------------------------------------------------------------------------------------
                                                                      $               $             $
------------------------------------------------------------------------------------------------------------
REVENUE
Network services                                                     6,300,891     6,345,552     6,607,915
Pay-tv                                                               6,651,913     6,517,940            --
Event programming                                                      403,993       500,168       527,740
Advertising sponsorship                                                231,991       675,532       308,602
Video and software sales                                             3,113,725     3,702,801     4,033,980
Video dubbing                                                          682,870       717,596       691,156
Digital encoding                                                       820,396       539,815       462,742
Other                                                                   16,595       107,886       191,556
------------------------------------------------------------------------------------------------------------
                                                                    18,222,374    19,107,290    12,823,691
------------------------------------------------------------------------------------------------------------

COST OF SALES
Network services [note 9]                                            2,384,303     2,160,351     2,353,705
Pay-tv                                                               2,937,189     2,919,417            --
Event programming                                                          255        23,819        24,650
Advertising sponsorship                                                     --        93,496        61,255
Video and software sales                                             1,249,851     1,625,885     1,709,626
Video dubbing                                                          244,670       157,289       353,983
Digital encoding                                                         1,843       111,657        11,738
Other                                                                       --       113,005       359,811
------------------------------------------------------------------------------------------------------------
                                                                     6,818,111     7,204,919     4,874,768
------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                                 16,250,171    10,726,556     6,830,575
Write-off of leaseholds                                                355,560            --            --
Bad debts                                                              171,407       140,090       126,170
Interest and bank charges                                              881,398       282,085        59,312
Depreciation and amortization                                        3,040,407     2,249,321     1,429,219
------------------------------------------------------------------------------------------------------------
                                                                    20,698,943    13,398,052     8,445,276
------------------------------------------------------------------------------------------------------------
Loss before the undernoted items                                    (9,294,680)   (1,495,681)     (496,353)
Loss on sale of subsidiary [note 10]                                        --            --      (130,000)
Loss from equity investment in Engyro [note 18 ]                      (301,100)           --            --
Income  from investment in Viewer Services [note13[b]]                      --            --        28,576
Minority interest                                                      (27,061)       29,476         3,537
Provision for income taxes [note 7]                                         --            --      (150,000)
------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                     (9,622,841)   (1,466,205)     (744,240)
Loss from discontinued operations (net of income tax) [note         (1,603,384)     (857,416)     (227,257)
13[a]]
------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the year                       (11,226,225)   (2,323,621)     (971,497)
============================================================================================================

Earnings (loss) per share [note 11]

Basic                                                                   $(1.34)       $(0.81)       $(0.36)
Diluted                                                                 $(1.34)       $(0.81)       $(0.36)
============================================================================================================

The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
                         (Expressed in Canadian dollars)

                                                                                             Capital in   Accumulated      Total
                                                                                           excess of par    retained   Shareholders'
                                               Preferred Shares         Common shares          value        earnings       Equity
                                              ---------------------------------------------                (deficit)
                                               Shares    Amount      Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1998                      900,000    10,917   2,625,170      162,484      8,837,948    2,021,829    11,033,178
 Payment for services rendered                     --        --       5,500          387         26,557           --        26,944
 Interlynx acquisition (note 13[a])                --        --      27,778        1,920         93,171           --        95,091
 Conversion of promissory notes                    --        --      98,193        6,844        602,207           --       609,051
 Net loss                                          --        --          --           --             --     (971,497)     (971,497)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1999                      900,000    10,917   2,756,641      171,635      9,559,883    1,050,332    10,792,767
 GalaVu acquisition (note 13[e])                   --        --     100,000        6,897        288,463           --       295,360
 Change in preferred share conversion rate         --        --          --        7,887        329,892      337,779
 Exercise of 68,500 stock options                  --        --      68,500        4,703        276,431           --       281,134
 Net loss                                          --        --          --           --             --   (2,323,621)   (2,323,621)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2000                      900,000    10,917   2,925,141      191,122     10,454,669   (1,273,289)    9,383,419
 Purchase of assets and shares (note 13[f])        --        --   5,426,772      372,923      2,229,291           --     2,602,214
 Issued in lieu of salary                          --        --     131,974        9,484        315,577           --       325,061
 Settlement of debt                                --        --      36,602        2,694        109,085           --       111,779
 Preferred shares converted                  (900,000)  (10,917)    300,000       13,065             (9)          --         2,139
 Warrants                                          --        --          --           --        370,065           --       370,065
 Consulting services rendered                      --        --     145,000       10,405        456,218           --       466,623
 Exercise of 62,750 stock options                  --        --      62,750        4,416        208,637           --       213,053
 Net loss                                          --        --          --           --             --  (11,226,225)  (11,226,225)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2001                           --        --   9,028,239      604,109     14,143,533  (12,499,514)   (2,248,128
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED AUGUST 31
                         (Expressed in Canadian dollars)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                  2001               2000             1999
                                                                                                 (Restated -
                                                                                                  Note 17 )
                                                                                    $                 $                 $
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the year                                                           (11,226,225)       (2,323,621)        (971,497)
Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities:
     Compensation costs related to the change in the conversion rate of                  --           337,779               --
       preferred shares
     Depreciation and amortization                                                3,040,407         2,249,321        1,429,219
     Accretion of interest on non-interest bearing promissory notes                 183,513           173,076           31,084
     Loss from investment in Viewer Services                                             --                --          (28,576)
     Write-off of leasehold improvements                                            355,560                --               --
     Services rendered for shares                                                   659,359                --               --
     Warrants issued                                                                174,084                --               --
     Write-off of prepaids arising from Chell asset purchase                        367,235                --               --
     Write-off of assets arising from discontinued operations                       939,513                --               --
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                                  250,051            (7,801)       1,780,407
     Decrease (increase) in accounts receivable, trade                              790,018          (614,830)          (8,275)
     Decrease (increase) in income taxes receivable                                 (11,977)         (143,227)              --
     Decrease in inventory                                                          100,626            54,652           47,220
     Decrease (increase) in prepaid expenses                                         98,779           119,616         (103,356)
     Decrease (increase) in other accounts receivable                               133,580           (30,796)        (153,020)
     Decrease (increase) in other assets                                            111,072          (202,799)              --
     Decrease (increase) in assets from discontinued operations                     103,710          (267,046)         (78,177)
     Increase (decrease)in accounts payable and accrued liabilities               1,072,245           919,707         (304,370)
-------------------------------------------------------------------------------------------------------------------------------
Cash (used in) provided by operating activities                                   2,858,450           264,031        1,640,659
-------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                               (1,430,962)       (1,162,146)        (601,633)
Proceeds from disposal of property and equipment                                         --                --           23,557
Proceeds from sale of Interlynx [Note 13[a]]                                         50,000                --               --
Investment in Viewer Services                                                            --                --          (36,054)
Increase in deposit on purchase                                                  (1,689,710)               --               --
-------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities                                                (3,070,672)       (1,162,146)        (614,130)
-------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes and loans payable                                               5,006,134            21,908           38,485
Repayment of notes and loans payable                                               (102,447)          (67,436)         (48,007)
Proceeds from exercise of options                                                    26,243           281,134               --
-------------------------------------------------------------------------------------------------------------------------------
Cash (used in) provided by financing activities                                   4,929,930           235,606           (9,522)
-------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents during the                    (999,192)         (662,509)       1,017,007
period
Cash and cash equivalents, beginning of period                                    1,355,613         2,018,122        1,001,115
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            356,421         1,355,613        2,018,122
-------------------------------------------------------------------------------------------------------------------------------

Income taxes paid                                                                    98,491            59,956          265,771
Interest paid                                                                       146,781           121,579           67,356

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

Company's adoption of SFAS No. 133 did not have a material impact on the its financial position or its results of operations.

4. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

                                      2001         2000
                                        $           $
---------------------------------- ------------ -----------
Shares                                  19,676          --
Money market funds                          --     166,175
Debt securities
   U.S. treasury securities                 --     103,552
---------------------------------- ------------ -----------
                                        19,676     269,727
---------------------------------- ------------ -----------

5. NOTE RECEIVABLE

The details of the note receivable are as follows:

                                       2001        2000
                                        $           $
---------------------------------- ------------ -----------
Long-term
Connolly-Daw Holdings Inc.             160,000     160,000
---------------------------------- ------------ -----------
                                       160,000     160,000
---------------------------------- ------------ -----------

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

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            2001                                        2000
                           ----------------------------------------    ---------------------------------------
                              Cost       Accumulated    Net book          Cost      Accumulated    Net book
                                        depreciation      value                     depreciation     value
                                $             $             $               $            $             $
--------------------------------------------------------------------------------------------------------------
Land                           785,500             --      785,500         785,500            --      785,500
Buildings                    1,480,401        260,489    1,219,912       1,480,401       227,505    1,252,896
Rental Equipment             3,911,487      3,574,523      336,964       3,880,304     2,886,104      994,200
Equipment                    6,233,095      2,663,991    3,569,104       5,357,321     1,585,572    3,771,749
Software                       810,166        301,571      508,595         591,253       151,069      440,184
Automobiles                     13,383         12,559          824          13,383         8,829        4,554
Computer Equipment           1,088,304        474,908      613,396         370,084       246,661      123,423
Masters and Libraries          937,056        467,547      469,509         545,949       281,560      264,389
Leasehold improvements       1,020,353        263,875      756,478         113,301        60,576       52,725
--------------------------------------------------------------------------------------------------------------
                            16,279,745     8,019, 463    8,260,282      13,137,496     5,447,876    7,689,620
==============================================================================================================

During the year, depreciation of property and equipment was $2,667,248 [2000 - $2,035,985; 1999 - $1,212,038].

7. INCOME TAXES AND DEFERRED INCOME TAXES

The provision for income taxes consists of the following:

                             2001       2000        1999
                              $          $           $
-----------------------------------------------------------
Current
   Federal                       --         --      98,000
   Provincial                    --         --      52,000
-----------------------------------------------------------
                                 --         --     150,000
===========================================================

The difference between the provision for income taxes and the amount computed by applying the combined basic federal and provincial income tax rate of 42.1% [2000 - 43.9%; 1999 - 44.6%] to income before income taxes is as set out below:

                                                    2001       2000       1999
Taxes on continuing operations                       $          $          $
--------------------------------------------------------------------------------

Statutory rate applied to pre-tax loss           (4,051,216) (509,125) (285,001)
Benefit of current year's losses not recognized   3,734,669   405,563   344,782
Expenses not deductible for tax purposes            316,547   117,745   167,333
Non-taxable accounting income                            --        --   (42,482)
Other                                                    --   (14,183)  (34,632)
--------------------------------------------------------------------------------
                                                         --        --   150,000
================================================================================

                                                    2001       2000      1999
Taxes on discontinued operations                     $          $         $
--------------------------------------------------------------------------------

Statutory rate applied to loss from discontinued (675,025) (376,406) (101,357) operations
Loss of subsidiary sold during the year           (539,922)        --        --
Capital loss on sale of subsidiary               1,064,133         --        --
Benefit of current year's losses not recognized    150,814    376,406   101,357
--------------------------------------------------------------------------------
                                                        --         --        --
================================================================================

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

8. LOANS AND NOTES PAYABLE

Loans and notes payable consists of the following:

                                                         2001          2000
                                                          $             $
-------------------------------------------------------------------------------

Loans Payable
Provincial Holdings Ltd. ["PHL"] [i]                    750,000        750,000
Province of New Brunswick ["PNB"] [ii]                       --         19,381
Atlantic Canada Opportunities Agency ["ACOA"] [iii]      27,700         36,930
ACOA [iv]                                                32,985         38,485
ACOA [v]                                                 18,608         21,908
Royal Bank of Canada [vi]                             1,206,478      1,243,151
-------------------------------------------------------------------------------
                                                      2,035,771      2,109,855
-------------------------------------------------------------------------------

Notes Payable
Richard Wolfe                                            69,778             --
Debenture & Note Payable [vii & viii]                 4,890,750             --
Promissory notes - GalaVu [note 13[e]]                2,662,698      2,662,698
-------------------------------------------------------------------------------
                                                      7,623,226      2,662,698
-------------------------------------------------------------------------------
Liens notes                                                  --          2,119
-------------------------------------------------------------------------------
                                                      9,658,997      4,774,672
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

Approximate future annual principal payments for long-term debt, exclusive of the above lien notes, are as follows:

                                   $
-----------------------------------------

2002                           3,774,658
2003                           2,615,493
2004                           3,243,653
2005                               8,800
2006                               8,800
2007 and thereafter                7,593
-----------------------------------------
                               9,658,997
-----------------------------------------

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

[c] Lease commitments

The future minimum annual lease payments under operating leases are as follows:

Vehicles                              $
------------------------------------------
2002                               19,915
2003                                4,794
2004                                9,189
2005                                   --
2006                                   --
2007 and thereafter                    --
------------------------------------------
                                   33,898
==========================================

Office Equipment                      $
-------------------------------------------
2002                               150,578
2003                                76,327
2004                                54,197
2005                                    --
2006                                    --
2007 and thereafter
-------------------------------------------
                                   281,102
===========================================

Premises                              $
-------------------------------------------
2002                               493,190
2003                               380,564
2004                               380,564
2005                                71,086
2006                                    --
2007 and thereafter                     --
-------------------------------------------
                                 1,325,404
===========================================

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

Common shares issued and outstanding for accounting purposes are as follows:


                                                     Common shares            Capital in
                                               ---------------------------   excess of par
                                                  Number        Amount           value           Total
                                                    #               $              $               $
=========================================================================================================
Balance as at August 31, 1998                    2,625,170       162,484        8,837,948      9,000,432
Payment for services rendered                        5,500           387           26,557         26,944
Interlynx acquisition [note 13[a]]                  27,778         1,920           93,171         95,091
Conversion of promissory notes [i]                  98,193         6,844          602,207        609,051
---------------------------------------------------------------------------------------------------------
Balance as at August 31, 1999                    2,756,641       171,635        9,559,883      9,731,518
GalaVu acquisition [note 13 [e]]                   100,000         6,897          288,463        295,360
Exercise of 68,500 stock options                    68,500         4,703          276,431        281,134
Change in preferred shares conversion rate              --         7,887          329,892        337,779
---------------------------------------------------------------------------------------------------------
Balance as at August 31, 2000                    2,925,141       191,122       10,454,669     10,645,791
Purchase of assets and shares from
        Chel.com Ltd. and Cameron Chell
        [note 13[f]]                             5,426,772       372,923        2,229,291      2,602,214
Issued in lieu of salary                           131,974         9,484          315,577        325,061
Settlement of debt                                  36,602         2,694          109,085        111,779
Preferred shares converted                         300,000        13,065               (9)        13,056
Warrants                                                --            --          370,065        370,065
Consulting fees rendered                           145,000        10,405          456,218        466,623
Exercise of 62,750 stock options                    62,750         4,416          208,637        213,053
---------------------------------------------------------------------------------------------------------
Balance as at August 31, 2001                    9,028,239       604,109       14,143,533     14,747,642
=========================================================================================================

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

The following is a summary of outstanding stock options:

                                        Weighted average          Total
                                         exercise price
                                             U.S. $                 #
==========================================================================
Balance as at August 31, 1998                                     460,000
Issued                                        2.30                285,000
Forfeited                                     2.41                (18,500)
Expired                                       2.33                 (7,500)
--------------------------------------------------------------------------
Balance as at August 31, 1999                                     719,000
Issued                                        9.42                772,000
Exercised                                     2.79                (68,500)
Expired                                       2.92               (125,500)
--------------------------------------------------------------------------
Balance as at August 31, 2000                                   1,297,000
Issued                                        4.33                 94,500
Exercised                                     2.68                (62,750)
Expired                                       2.40                 (3,750)
--------------------------------------------------------------------------
Balance as at August 31, 2001                                   1,325,000
==========================================================================

Exercise price                   Expiry date                             Total
U.S. $                                                                       #
===============================================================================
3.00                             November 20, 2001                      47,000
3.00                             November 25, 2001 [I]                  56,750
3.00                             April 8, 2002 [I]                       1,500
3.00                             November 17, 2002 [I]                 115,500
3.00                             November 20, 2002                      15,000
2.00                             November 23, 2003                     141,250
3.50                             February 25, 2004                       1,500
3.00                             June 11, 2004 [note 13[a]]             80,000
2.00                             October 14, 2004                       75,000
1.81                             November 23, 2004                      30,000
4.375                            April 3, 2005                          25,000
9.75                             August 11, 2005                       642,000
9.75                             November 1, 2005                       23,000
3.50                             December 6, 2005                       71,500
-------------------------------------------------------------------------------
Balance as at August 31, 2000                                        1,325,000
===============================================================================

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

The Company's pro forma net loss and loss per share follows:

                                        2001          2000          1999
-----------------------------------------------------------------------------
                                         $             $             $
Pro forma net loss                  (12,479,430)   (2,518,310)   (1,399,105)
=============================================================================

Pro forma loss per share
Basic                                     (1.49)        (0.88)        (0.53)
Diluted                                   (1.49)        (0.88)        (0.53)
=============================================================================

11. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended August 31:

-------------------------------------------------------------------------------------------------------------
                                                                   2001             2000            1999
                                                                    $                 $              $
-------------------------------------------------------------------------------------------------------------
Numerator
Net income (loss) [numerator for basic earnings (loss) per     $  (11,226,225)   $  (2,323,621)  $  (971,497)
share]
Accretion of interest on non-interest bearing convertible      $      183,513    $     173,076   $    31,084
promissory notes (anti-dilutive)
Numerator for diluted earnings (loss) per share                $  (11,042,712)   $  (2,150,545)  $  (940,413)

Denominator
For basic weighted average number of shares                         8,393,589        2,873,042     2,635,050

Effect of dilutive securities
Convertible preferred shares                                               --               --            --
Convertible promissory notes                                               --               --            --
Employee stock options                                                     --               --            --

Denominator for diluted earnings (loss) per share -
adjusted weighted average number of shares and assumed
conversions                                                         8,393,589        2,873,042     2,635,050

Basic loss per share                                           $        (1.34)   $       (0.81)  $     (0.36)
Diluted loss per share                                         $        (1.34)   $       (0.81)  $     (0.36)
=============================================================================================================

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

13. BUSINESS ACQUISITIONS/DISPOSITIONS

[a] Interlynx Multimedia Inc.

Effective September 1, 1997, the Company acquired 51% of Interlynx and its subsidiary for a purchase price of $622,000. The purchase price was satisfied by $357,000 in cash and the issue of 55,209 shares with a value of $4.80 per share. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                       $
-------------------------------------------------------------

Goodwill                                           1,136,029
Net liabilities assumed                             (491,028)
Acquisition costs capitalized                        (23,001)
-------------------------------------------------------------
Purchase price                                       622,000
=============================================================

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

The June 1, 1999 acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                   $
-------------------------------------------------------

Goodwill                                        95,091
-------------------------------------------------------
Purchase price                                  95,091
=======================================================

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

Summarized operating results of discontinued operations are as follows:

                                                                                     Year Ended
                                                                                     August 31,
                                                                     2001               2000               1999
                                                              ----------------     ---------------    ---------------
Sales                                                         $        313,555     $       586,756    $       596,951
Loss before income taxes                                              (665,673)           (857,416)          (227,257)
Income tax expense                                                          -                   --                 --
Net (loss) from discontinued operations, net of tax                   (665,673)           (857,416)          (227,257)
(Loss) on disposal of discontinued operations, net of tax     $       (937,711)    $            --    $            --

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

[c] Magic Lantern Communications Ltd.

Effective October 1, 1996, the Company acquired 100% of Magic and its subsidiaries for a purchase price of $1,553,315 calculated on a discounted basis. Magic is a Canadian corporation that distributes educational videos and provides related services. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                  $
--------------------------------------------------------

Goodwill                                      2,219,623
Net liabilities assumed                        (575,126)
Acquisition costs capitalized                   (91,182)
--------------------------------------------------------
Purchase price                                1,553,315
========================================================

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

[d] Image Media Ltd. and Pilot Software

Effective August 18, 1997, the Company acquired certain of the business assets of Image Media Ltd. and 802117 Ontario Inc., operating as Pilot Software, for cash of $590,000. This acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as follows:

                                                     $
----------------------------------------------------------

Equipment                                         481,000
Goodwill                                           45,000
Inventory                                          37,000
Sundry receivable                                  27,000
----------------------------------------------------------
Purchase price                                    590,000
==========================================================

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

                                                   $
---------------------------------------------------------

Property and equipment                         3,487,498
Assumption of liabilities                       (529,440)
---------------------------------------------------------
Purchase price                                 2,958,058
=========================================================

For the year ended August 31, 2001, GalaVu's gross revenue and loss before taxes were as follows:

Gross Revenue                          $6,517,940
Loss before taxes                     ($  441,636)
Per share data:
 Basic loss                                 (0.15)
 Diluted                                    (0.15)

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

15. SEGMENTED INFORMATION

The Company operates in the entertainment, education and merchant services industries. Corporate relates to costs that are not associated with a specific industry segment, but are required for the operations of the company. Business segment information for the years ended August 31, 2001, 2000 and 1999 are as follows:

================================================================================
                                       2001           2000            1999
                                         $              $              $
--------------------------------------------------------------------------------

External revenue
  Entertainment                       13,588,788     14,121,764       7,569,929
  Education                            4,616,991      4,971,823       5,192,378
  Merchant Service                            --             --              --
  Corporate                               16,595         13,703          61,384
--------------------------------------------------------------------------------
                                      18,222,374     19,107,290      12,823,691
--------------------------------------------------------------------------------
Inter-segment revenue
  Education                              183,329        275,941              --
  Corporate                                   --        128,283         223,435
--------------------------------------------------------------------------------
                                         183,329        404,224         223,435
--------------------------------------------------------------------------------
Operating profit (loss)
  Entertainment                         (208,371)      515,167`         446,681
  Education                           (1,084,531)     (792,665)        (623,400)
  Merchant Service                    (5,887,912)           --               --
  Corporate                           (2,113,866)   (1,218,183)        (319,634)
--------------------------------------------------------------------------------
                                      (9,294,680)   (1,495,681)        (496,353)
--------------------------------------------------------------------------------
Identifiable assets
  Entertainment                        5,459,008      7,009,552       4,725,971
  Education                            3,793,863      3,526,317       4,290,025
  Merchant Service                     1,489,711             --              --
  Corporate                              654,823        895,894         837,653
--------------------------------------------------------------------------------
                                      11,397,405     11,431,763       9,853,649
--------------------------------------------------------------------------------
Corporate assets
  Entertainment                        3,170,363      4,352,448       3,699,785
  Education                             (666,589)       844,142         (22,367)
  Merchant Service                        99,754             --              --
  Corporate                            2,141,512        355,590       1,063,713
--------------------------------------------------------------------------------
                                       4,745,040      5,552,180       4,741,131
--------------------------------------------------------------------------------
Capital expenditures
  Entertainment                          729,486        842,955         350,836
  Education                              650,576        319,191         250,797
  Merchant Service                        50,900             --              --
--------------------------------------------------------------------------------
                                       1,430,962      1,162,146         601,633
--------------------------------------------------------------------------------
Depreciation & Amortization
  Entertainment                        1,960,652      1,808,715         967,188
  Education                              507,218        408,856         428,377
  Merchant Service                       431,967             --              --
  Corporate                              140,570         31,750          33,654
--------------------------------------------------------------------------------
                                       3,040,407      2,249,321       1,429,219
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

CMCG has consulting agreements with two unconsolidated affiliates, namely Engyro, Inc. and cDemo Inc. The agreement with Engyro covers the period from November 26. 1999 to January 15, 2001. The monthly fee was $720,000. The agreement with cDemo covers the period January 22, 2000 to January 21, 2001. The monthly fee was also $720,000 in this agreement. No revenue related to these contracts has been recognized in the consolidated financial statements of Chell Group Corporation due to uncertainty related to the collection of these revenues. Such contracts have now expired and have not been renewed. In addition, we never received any revenue from such contracts. The contracts were cancelled with no outstanding obligations or liabilities.

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

--------------------------------------------------------------------------
                                          As Previously     As Restated
                                             Reported
--------------------------------------------------------------------------
Year ended August 31, 2000 Balance sheet:
    Share Capital
      Common shares                               183,235         191,122
      Capital in excess of par value           10,124,777      10,454,669
      Deficit                                    (935,510)     (1,273,289)

  Statement of operations:
    Selling, general and admin                 10,726,556      11,064,335
    Net loss                                   (1,985,842)     (2,323,621)
--------------------------------------------------------------------------

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

                             CHELL GROUP CORPORATION
                                    FORM 10-K
                                November 30, 2001

                                  EXHIBIT INDEX


Exhibit
Number            Description of Exhibit                                                             Location
-------           ----------------------                                                             --------
 2.1              Stock  Purchase  Agreement,  dated  October 1, 1996,  among Connolly-Daw   Holdings Inc., 1199846
                  Ontario  Ltd.,  Douglas  Connolly,  Wendy  Connolly  and  NTN  Interactive  Network  Inc.,  minus
                  Schedules thereto...................................................................+1, Exh. 10.1
 3.1              Articles of Incorporation, as amended to date...............................................p. 59
 3.2              By-Laws, as amended to date.................................................................p. 62
 4.1              Specimen Stock Certificate..................................................................p. 71
10.1              License Agreement,  dated March 23, 1990, between NTN Communications,  Inc. and NTN
                  Interactive Network Inc.............................................................+2, Exh. 10.9
10.2              Stock  Purchase  Agreement,  dated as of October 4,  1994,  between  NTN Canada and
                  NetStar Enterprises Inc. (formerly, Labatt Communications Inc.)........................+3, Exh. A
10.3              Option, dated as of October 4, 1994,  registered in the name of NetStar Enterprises
                  Inc. (formerly, Labatt Communications Inc).............................................+3, Exh. B
10.4              Designation  Agreement  dated as of October 4, 1994,  among NTN Canada,  Inc.,  NTN
                  Interactive   Network  Inc.  and  NetStar   Enterprises   Inc.   (formerly   Labatt
                  Communications Inc.)...................................................................+3, Exh. C
10.5              Registration Rights Agreement,  dated as of October 4, 1994, between NTN Canada and
                  NetStar Enterprises Inc. (formerly, Labatt Communications Inc.)........................+3, Exh. D
10.6              Promissory  Note  of  NTN  Interactive  Network  Inc.  registered  in the  name  of
                  Connolly-Daw Holdings, Inc..........................................................+1, Exh. 10.2
10.7              Promissory Note of NTN Interactive Network Inc.,  registered in the name of 1199846
                  Ontario Ltd.........................................................................+1, Exh. 10.3
10.8              Option  Agreement,  dated October 1, 1996,  among  Connolly-Daw  Holdings Inc., NTN
                  Interactive Network Inc. and NTN Canada, Inc........................................+1, Exh. 10.5
10.9              Option  Agreement,   dated  October  1,  1996,  among  1199846  Ontario  Ltd.,  NTN
                  Interactive Network Inc. and NTN Canada, Inc........................................+1, Exh. 10.6
10.10             Registration  Rights  Agreement,  dated  October 1, 1996,  among NTN Canada,  Inc.,
                  Connolly-Daw Holdings Inc. and 1199846 Ontario Ltd..................................+1, Exh. 10.4
10.11             Employment  Agreement dated as of August 31, 1994, between NTN Interactive  Network
                  Inc. and Peter Rona................................................................+4, Exh. 10.11
10.12             Management  Agreement dated October 1, 1996,  between Magic Lantern  Communications
                  Ltd. and Connolly-Daw Holdings Inc.................................................+4, Exh. 10.12

10.13             Employment  Agreement dated October 1, 1996,  between Magic Lantern  Communications
                  Ltd. and Douglas Connolly..........................................................+4, Exh. 10.13
10.14             Employment  Agreement dated October 1, 1996,  between Magic Lantern  Communications
                  Ltd. and Wendy Connolly............................................................+4, Exh. 10.14
10.15             Asset Purchase Agreement,  dated September 10, 1999, by and between 1373224 Ontario
                  Limited,  Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu  Entertainment  Inc.,  from the person  appointed  by the court of competent  jurisdiction  as the receiver or receiver  and manager of the  property, assets and undertaking of GalaVu...................................................+5, Exh. 10.15
10.16             Promissory  Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as Creditor.............................................+5, Exh. 10.16
10.17             General  Security  Agreement,  dated  September  10, 1999,  by and between  1373224
                  Ontario Limited,  to acquire the property and assets of GalaVu  Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the  property,  assets and  undertaking  of GalaVu.........+5, Exh. 10.17
10.18             Securities  Pledge  Agreement,  dated  September 10, 1999,  by and between  1373224
                  Ontario  Limited to acquire the property and assets of GalaVu  Entertainment  Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the  property,  assets and  undertaking  of GalaVu.........+5, Exh. 10.18
10.19             Certificate to the Escrow Agent certifying that the conditions of Closing have been satisfied or waived................................................................+5, Exh. 10.19
10.20             Certificate to the Escrow Agent  certifying that the conditions of Closing have not been satisfied or waived...........................................................+5, Exh. 10.20
10.21             Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224
                  Ontario  Limited to acquire the property and assets of GalaVu  Entertainment  Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the  property,  assets and  undertaking  of GalaVu.........+5, Exh. 10.21
10.22             Order of the Ontario Superior Court of Justice,  dated September,  1999,  approving the transaction  contemplated herein, and vesting in the Purchaser the right, title and interest of GalaVu and the Receiver,  if any, in and to the  Purchased  Assets,
                  free and clear of the right,  title and  interest  of any other  person  other than
                  Permitted Encumbrances.............................................................+5, Exh. 10.22
10.23             Bill of Sale,  dated  September 13, 1999, by and between 1373224 Ontario Limited to acquire  the  property  and assets of GalaVu  Entertainment  Inc.,  from the person appointed  by the court of competent  jurisdiction  as the receiver or receiver and manager of the property, assets and undertaking of GalaVu..........................+5, Exh. 10.23


10.24             Covenant of Networks North Inc. for valuable  consideration  to allot and issue and pay to the Receiver 100,000 common shares in accordance with the Purchase Agreement
                  date September 10, 1999,  between 1373224 Ontario Limited and the Receiver         +5, Exh. 10.24

10.25             Agreement  of Purchase and Sale dated  August 4, 2000 by and among  Networks  North
                  Inc.,  Networks North Acquisition Corp.,  Chell.com Ltd. and Cameron Chell.........+6, Exh. A.

10.26             Valuation of Chell.com Ltd. as of May 31, 2000 by Stanford Keene...................+6, Exh. B.

10.27             Share  Purchase  Agreement  by and among Chell Group  Corporation,  Chell  Merchant
                  Capital Group, Inc., Melanie Johannesen,  Randy Baxandall, Morris Chynoweth, Elaine
                  Chynoweth, the Johannesen Family Trust, the Baxandall Family Trust, the Merc Family
                  Trust, Logicorp Data Systems Ltd., 123557 Alberta Ltd., Logicorp Service Group Ltd.
                  and 591360 Alberta Ltd.............................................................+7, Exhibit 2.1

22                List of Subsidiaries...............................................................p. 110


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

+7 All Exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Company's Current Report on Form 8-K (Date of Report: December 13, 2001) (File No. 0-18066), filed on December 28, 2001.

++    Filed electronically pursuant to Item 401 of Regulation S-T.