Form 10-Q
period 2002-05-31
CHELL GROUP CORP
filed 2002-07-15
CIK 797313

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: May 31, 2002
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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 15, 2002: 17,924,913 shares of common stock, par value US$.0467 per share.

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                     FOR THE NINE MONTHS ENDED MAY 31, 2002

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:                                               Page
                                                                            ----

     Consolidated Balance Sheets -
          as at May 31, 2002 (unaudited) and August 31, 2001                  1

     Consolidated Statements of Operations
          For the Three Months and Nine Months Ended May 31, 2002 and
          May 31, 2001 (unaudited)                                            2

     Consolidated Statements of Cash Flows -
          For the Nine Months Ended May 31, 2002 and
          May 31, 2001 (unaudited)                                            3

     Notes to Consolidated Financial Statements                               4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    19

Item 2. Changes in Securities                                                19

Item 3. Defaults Upon Senior Securities                                      19

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 5. Other information                                                    19

Item 6. Exhibits and Reports on Form 8-K                                     20

SIGNATURES                                                                   22

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     AS AT MAY 31, 2002 AND AUGUST 31, 2001
                         (Expressed in Canadian dollars)

===================================================================================================
                                                                May 31, 2002       August 31, 2001
                                                                 (unaudited)     [restated Note 11]
                                                                      $                   $
===================================================================================================
ASSETS
Current
Cash and cash equivalents                                          2,147,203            356,421
Short-term investments                                                    --             19,676
Accounts receivable, trade - net of allowance for doubtful
        Accounts of $275,071; August - $150,000                    6,902,022            996,557
Other receivables                                                    431,792             84,814
Income taxes receivable                                               70,004            140,607
Inventory                                                          2,194,712                957
Prepaid expenses                                                     282,398            301,470
---------------------------------------------------------------------------------------------------
Total current assets                                              12,028,131          1,900,502
---------------------------------------------------------------------------------------------------
Property and equipment, net                                        6,909,502          6,305,405
Licenses, net of accumulated amortization                            231,126            229,900
Goodwill, net of accumulated amortization                         13,617,893             37,421
Investment in Wareforce                                              176,518                 --
Deposit on purchase                                                1,689,710          1,689,710
Other assets, net of amortization                                    217,303            388,032
Net assets from discontinued operations                                   --          3,790,424
---------------------------------------------------------------------------------------------------
                                                                  34,870,183         14,341,394
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable - trade                                           5,449,736          2,044,182
Accrued liabilities                                                1,155,607          1,259,158
Current portion of long-term debt                                  8,347,023          3,625,587
---------------------------------------------------------------------------------------------------
Total current liabilities                                         14,952,366          6,928,927
---------------------------------------------------------------------------------------------------
Long-term debt, net of current portion                             9,687,178          5,134,339
Deferred income taxes payable                                         30,000             30,000
---------------------------------------------------------------------------------------------------
Total liabilities                                                 24,669,544         12,093,266
---------------------------------------------------------------------------------------------------
Commitments and Contingent liabilities
Shareholders' equity
Share capital
    Preferred shares                                                   7,294                 --
    17,924,913 common shares [August 2001 - 9,028,239]             1,260,107            604,109
    Capital in excess of par value                                36,235,461         14,143,533
    Accumulated deficit                                          (27,302,223)       (12,499,514)
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                        10,200,639          2,248,128
---------------------------------------------------------------------------------------------------
                                                                  34,870,183         14,341,394
===================================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Expressed in Canadian dollars - unaudited)

=============================================================================================================================
                                                          For Three Months Ended               For Nine Months Ended
                                                    May 31, 2002        May 31, 2001      May 31, 2002        May 31, 2001
                                                                     (Restated Note 11)                    (Restated Note 11)
                                                          $                  $                  $                  $
=============================================================================================================================
REVENUE
Product sales                                         16,727,313                 --         25,789,442                 --
Service sales                                          1,055,794                 --          1,614,037                 --
Network services                                       1,464,890          1,743,131          4,739,199          5,287,461
Pay-TV                                                 1,385,281          1,750,918          4,121,842          5,047,393
Other                                                      5,901             (1,310)            15,548             73,812
-----------------------------------------------------------------------------------------------------------------------------
                                                      20,639,179          3,492,739         36,280,068         10,408,666
-----------------------------------------------------------------------------------------------------------------------------

COST OF SALES
Product sales                                         15,520,144                 --         23,810,616                 --
Service sales                                            751,861                 --          1,249,215                 --
Network services                                         644,849            584,502          1,867,954          1,790,031
Pay-TV                                                   683,342            788,960          1,984,858          2,182,480
-----------------------------------------------------------------------------------------------------------------------------
                                                      17,600,196          1,373,462         28,912,643          3,972,511
-----------------------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative
expenses                                               3,789,948          2,133,535          8,609,523         10,712,469
Write off of leasehold improvements                           --                 --                 --            355,560
Depreciation and amortization                            548,827            480,014          1,686,775          1,775,804
-----------------------------------------------------------------------------------------------------------------------------
                                                       4,338,775          2,613,549         10,296,298         12,843,833
-----------------------------------------------------------------------------------------------------------------------------
Loss from operations                                  (1,299,792)          (494,272)        (2,928,873)        (6,407,678)
Interest cost of beneficial conversion
features                                               6,289,134                             6,831,701                 --
Interest and bank charges                                269,696            286,686            963,651            566,801
Financing costs                                        2,424,091                             2,424,091                 --
-----------------------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes               (10,282,713)          (780,958)       (13,148,316)        (6,974,479)
Provision for income taxes                                    --                 --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                      (10,282,713)          (780,958)       (13,148,316)        (6,974,479)
Loss on sale of subsidiary                              (301,238)                --           (301,238)                --
Loss from discontinued operations (net of
income tax)                                             (361,395)        (1,519,263)        (1,216,139)        (2,038,284)
-----------------------------------------------------------------------------------------------------------------------------
Loss and comprehensive loss for the
period                                               (10,945,346)        (2,300,221)       (14,665,693)        (9,012,763)
=============================================================================================================================

Loss per share: (Note 4)
Basic and diluted from continuing operations               (0.64)             (0.09)             (1.03)             (0.84)
Basic and diluted from discontinued operations             (0.04)             (0.17)             (0.12)             (0.25)
-----------------------------------------------------------------------------------------------------------------------------
Net loss per share                                         (0.68)             (0.26)             (1.15)             (1.09)
=============================================================================================================================

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001
                   (Expressed in Canadian dollars - unaudited)

=============================================================================================================
                                                                           May 31, 2002      May 31, 2001
                                                                                         (restated - Note 11)
                                                                                $                 $
=============================================================================================================
OPERATING ACTIVITIES
Net loss and comprehensive loss for the period                             (14,665,693)       (9,012,763)
Adjustments to reconcile net loss to net cash (used in) operating activities:
     Depreciation and amortization                                           1,686,775         1,775,804
     Interest cost of beneficial conversion features                         6,831,701                --
     Accretion of interest on non-interest bearing promissory notes            129,807           137,617
     Write-off of leasehold improvements                                            --           355,560
     Services rendered for shares                                              110,943           659,359
     Warrants issued                                                           501,129           174,084
     Write-off of prepaids arising from Chell asset purchase                   136,023           367,235
     Financing costs                                                           776,314
     Write-off of goodwill                                                          --           636,268
Changes in assets and liabilities:
     Decrease in short-term investments                                         19,676           250,209
     Decrease in accounts receivable, trade                                  1,956,874           402,293
     Decrease (increase) in income taxes receivable                             72,039           (11,940)
     (Increase) decrease in inventory                                         (651,414)           36,284
     Decrease (increase) in prepaid expenses                                    71,608           (33,757)
     (Increase) in other accounts receivable                                  (346,980)           (5,323)
     Decrease in other assets                                                  170,729            72,627
     Decrease in net assets from discontinued operations                            --           527,185
     (Decrease) increase in accounts payable and accrued liabilities          (410,867)          419,333
-------------------------------------------------------------------------------------------------------------
Cash (used in) operating activities                                         (3,611,336)       (3,249,925)
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property and equipment                                            (326,959)         (846,851)
Increase in deposit on purchase                                                     --        (1,689,710)
Investment in Logicorp                                                      (1,500,000)               --
Sale of Magic Lantern                                                        1,850,000
Increase in notes receivable                                                        --          (301,100)
-------------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                                 23,041        (2,837,661)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in notes and loans payable                                          6,587,622         4,922,880
Repayment of notes and loans payable                                        (1,522,011)          (27,377)
Proceeds from exercise of options                                              313,466            26,681
-------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                        5,379,077         4,922,184
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents during the period       1,790,782        (1,165,402)
Cash and cash equivalents, beginning of period                                 356,421         1,355,613
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                     2,147,203           190,211
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                                   --            98,491
Interest Paid                                                                  309,291            83,262

         The accompanying notes are an integral part of these statements

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001 (UNAUDITED)

Note 1. Basis of Presentation

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Chell Group Corporation (the "Company") (Commission No.:0-18066), filed with the Securities and Exchange Commission on November 30, 2001. The results of operations for the Nine Months ended May 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2002.

Note 2. General

The financial statements of the Company for the three and nine months ended May 31, 2002 (the "2002 Third Fiscal Quarter" and "2002 First Three Fiscal Quarters"), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., NTN Interactive Network Inc. ("NTNIN"), 3484751 Canada Inc., GalaVu Entertainment Network Inc. ("GalaVu"), and discontinued operations from NTNIN's wholly-owned subsidiary Magic Lantern Communications Ltd. ("Magic"), which was sold effective in March 2002. The financial statements also include the operations of Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., which will be together referred to as "Logicorp". Logicorp was purchased effective in January 2002.

      The financial statements of the Company for the three and nine months ended May 31, 2001 (the "2001 Third Fiscal Quarter" and "2001 First Three Fiscal Quarters"), include the operations of the Company's wholly-owned subsidiaries CMCG, Chell.com (USA), NTNIN, 3484751 Canada Inc., GalaVu and NTNIN's wholly-owned subsidiary Magic. Discontinued operations are the results of NTNIN's wholly-owned subsidiaries Interlynx, which was sold effective in July 2001, and Magic, which was sold effective in March 2002.

      Prior period's figures have been restated (see note 11) and may have been reclassified to be consistent with any reclassifications in the current period.

Note 3. Business Segment Data for the three and Nine Months ended May 31, 2002 and May 31, 2001

======================================================================================================
                                      For Three Months Ended                For Nine Months Ended
                                 May 31, 2002       May 31, 2001       May 31, 2002       May 31, 2001
                                       $                   $                $                    $
======================================================================================================
Revenue
  Entertainment                     2,855,340          3,492,641          8,878,914         10,392,083
  Systems Integration              17,783,107                 --         27,403,479                 --
  Merchant Services                       724                 --                724                 --
  Corporate                                 8                 98             (3,049)            16,583
------------------------------------------------------------------------------------------------------
                                   20,639,179          3,492,739         36,280,068         10,408,666
------------------------------------------------------------------------------------------------------
Operating profit (loss)
  Entertainment                      (338,552)           106,465           (950,280)          (225,648)
  Systems Integration                  70,456                 --              4,896                 --
  Merchant Services                  (460,752)          (540,548)          (983,501)        (5,368,853)
  Corporate                        (9,553,865)          (346,875)       (11,219,431)        (1,379,978)
------------------------------------------------------------------------------------------------------
                                  (10,282,713)          (780,958)       (13,148,316)        (6,974,479)
------------------------------------------------------------------------------------------------------
Net income (loss)
  Entertainment                      (639,790)           106,465         (1,251,518)          (225,648)
  Systems Integration                  70,456                 --              4,896                 --
  Merchant Services                  (460,752)          (540,548)          (983,501)        (5,368,853)
  Corporate                        (9,553,865)          (346,875)       (11,219,431)        (1,379,978)
  Discontinued Operations            (361,395)        (1,519,263)        (1,216,139)        (2,038,284)
------------------------------------------------------------------------------------------------------
                                  (10,945,346)        (2,300,221)       (14,665,693)        (9,012,763)
------------------------------------------------------------------------------------------------------

======================================================================================================
                                                                                    As of
                                                                       May 31, 2002       May 31, 2001
                                                                            $                    $
======================================================================================================
Total assets
  Entertainment                                                           6,702,453          6,677,987
  Systems Integration                                                    22,844,832                 --
  Merchant Services                                                       1,054,945          1,814,050
  Corporate                                                               4,267,953          3,312,963
  Discontinued Operations                                                        --          4,331,349
------------------------------------------------------------------------------------------------------
                                                                         34,870,183         16,136,349
------------------------------------------------------------------------------------------------------

Note 4. Earnings per share

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended May 31, 2002 and May 31, 2001:

=====================================================================================================================
                                                       For Three Months Ended               For Nine Months Ended
                                                  May 31, 2002      May 31, 2001       May 31, 2002      May 31, 2001
                                                        $                  $                 $                  $
=====================================================================================================================
Numerator:
Net loss (numerator for basic and diluted
loss per share) from continuing operations         (10,282,713)         (780,958)       (13,148,316)       (6,974,479)
Net loss (numerator for basic and diluted
loss per share) from discontinued operations          (662,633)       (1,519,263)        (1,517,377)       (2,038,284)
---------------------------------------------------------------------------------------------------------------------
Net loss (numerator for basic and diluted
loss per share)                                    (10,945,346)       (2,300,221)       (14,665,693)       (9,012,763)
=====================================================================================================================

Denominator for basic and diluted loss
per share -adjusted weighted average
number of shares and assumed conversions            16,140,827         8,759,215         12,716,411         8,259,709
=====================================================================================================================

Basic and diluted loss per share from
continuing operations                                    (0.64)            (0.09)             (1.03)            (0.84)
Basic and diluted loss per share from
discontinued operations                                  (0.04)            (0.17)             (0.12)            (0.25)
---------------------------------------------------------------------------------------------------------------------
Net loss per share                                       (0.68)            (0.26)             (1.15)            (1.09)
=====================================================================================================================

Note 5. Business Acquisition/Disposition

      Effective January 1, 2002, the Company acquired 100% of Logicorp Data Systems Ltd., Logicorp Service Group Ltd., 123557 Alberta Ltd. and 591360 Alberta Ltd. (collectively " Logicorp") for a purchase price of $13,880,968 calculated on a discounted basis. Logicorp is a Canadian systems integrator handling all aspects of IT systems integration and solutions development, including network integration and management, desktop support, hardware/software procurement, systems architecture design and consulting. The acquisition was recorded using the purchase method of accounting and, accordingly the purchase price has been allocated as set out below:

                                                            $
                 ------------------------------------------------
                 Goodwill                              13,429,307
                 Net tangible assets                      451,661
                 ------------------------------------------------
                                                       13,880,968
                 ------------------------------------------------

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

      The purchase price could be further adjusted on June 30, 2002, in the event that the weighted average closing stock price of the Company's common shares for the 10 trading days prior to June 30, 2002 was less than US$1.00. The weighted average closing stock price was greater than US$1.00 during this period and accordingly, no adjustment to the purchase price is required.

      The operating results of Logicorp are included in the Company's consolidated statements of operations from the effective date of acquisition.

Pro forma information

The following pro forma information on results of operations assumes that Logicorp was purchased at the beginning of each period presented.

==============================================================================================================
                                                  For Three Months Ended              For Nine Months Ended
                                               May 31, 2002   May 31, 2001         May 31, 2002   May 31, 2001
                                                     $              $                    $              $
==============================================================================================================
Revenues                                         24,928,899     27,148,097           51,815,609     58,887,078
Loss before extraordinary items                 (10,333,338)      (204,513)         (13,079,150)    (5,968,109)
Loss before extraordinary items per share             (0.64)         (0.02)               (1.03)         (0.72)
Net loss                                        (10,995,971)    (1,723,776)         (14,596,527)    (8,006,393)
Net loss per share                                    (0.68)         (0.20)               (1.15)         (0.97)
==============================================================================================================

Sale of Magic Lantern

      Commencing in the second fiscal quarter, the Company began negotiations to sell Magic Lantern and its subsidiaries. Effective March 18, 2002, the Company completed this sale for cash consideration of $1,850,000. The Company's financial statements have been restated to reflect Magic as a discontinued operation for all periods presented. Summarized operating results of Magic's discontinued operations are as follows:

========================================================================================================================
                                                         For Three Months Ended               For Nine Months Ended
                                                     May 31, 2002      May 31, 2001      May 31, 2002       May 31, 2001
                                                             $                $                  $                 $
========================================================================================================================
Revenues                                                  113,294         1,300,238         1,621,287           3667,758
(Loss) income before extraordinary items                 (361,395)         (482,723)       (1,216,139)          (666,027)
(Loss) income before extraordinary items per share          (0.02)            (0.06)            (0.10)             (0.08)
Net (loss) income                                        (361,395)         (482,723)       (1,216,139)          (666,027)
Net (loss) income per share                                 (0.02)            (0.06)            (0.10)             (0.08)
========================================================================================================================

Note 6. Convertible Debenture

      During the 2002 third fiscal quarter, the convertible debenture held by CALP II Limited Partnership ("CALP II") on behalf of Canadian Advantage Limited Partnership ("CALP") and Advantage (Bermuda) Fund Ltd. ("ABFL") was exchanged for a note payable to CALP in the amount of US$1,365,100 and a note payable to ABFL in the amount of US$504,900. These notes provide for payment of principal and interest at the rate of 10% per annum on August 31, 2006. The notes are secured by a general security agreement against the assets of the Company in priority to all other claims subject to the existing security of the Bank of Montreal and the CIBC.

      The Company entered into an agreement with CALP to convert the principal amount of the note plus accrued interest into Common Stock at the rate of US$0.80 pursuant to which CALP received 1,314,000 shares of the Company. CALP will receive an additional 442,145 shares upon the approval of the Company's shareholders.

      The Company also entered into an agreement with ABFL to convert the principal amount of the note plus accrued interest into Common Stock at the rate of US$0.80 pursuant to which ABFL received 486,000 shares of the Company. ABFL will receive an additional 163,533 shares upon the approval of the Company's shareholders.

Note 7. Convertible Promissory Notes

      The Company has issued 8% convertible notes in the amount of $6,587,622 under a private placement memorandum. These notes are due August 9, 2002. On April 9, 2002 all of the holders of the notes signed commitments to voluntarily convert the notes at US$0.95 per share. This conversion is subject to shareholder approval. The conversion of these notes will result in the issuance of approximately 4,389,000 shares, diluting the current common stockholders.

Note 8. Beneficial Conversion Feature

Convertible Promissory Notes

      The beneficial conversion feature of the 8% promissory notes issued in the 2002 third fiscal quarter has been recognized by recording additional paid in capital and interest expense for the three months ended May 31, 2002. The amount of the beneficial conversion and interest expense was calculated as of the date the holders of the notes committed to converting the notes into common shares, as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. The Company recognized beneficial conversion interest expense and corresponding additional paid in capital in the amount of approximately $2,637,000 for the three months ending May 31, 2002.

Notes Payable to CALP and ABFL

      The beneficial conversion feature of the notes payable to CALP and ABFL that were converted to common shares in the third fiscal quarter has been recognized by recording additional paid in capital and interest expense for the three months ended May 31, 2002. The amount of the beneficial conversion and interest expense was calculated as of the date the agreement to convert the notes was signed, as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. The Company recognized beneficial conversion interest expense and corresponding additional paid in capital in the amount of approximately $3,131,000 for the three months ending May 31, 2002.

Note Payable to Chanana

      The beneficial conversion feature of the note payable to Chanana that was converted to common shares in the third fiscal quarter has been recognized by recording additional paid in capital and interest expense for the three months ended May 31, 2002. The amount of the beneficial conversion and interest expense was calculated as of the date of the agreement to convert the notes to common shares, as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. The Company recognized beneficial conversion interest expense and corresponding additional paid in capital in the amount of approximately $521,000 for the three months ending May 31, 2002.

Note 9. Subsequent Event

      Pursuant to an oral hearing before a Nasdaq Listings Qualifications Panel, a determination was made to delist the Company's securities from the Nasdaq Stock Market effective with the open of business June 27, 2002. The Company disagrees with this determination and intends to appeal to the extent available by law.

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

Note 11.  Restatement of financial statements

      In Fiscal 2001, the Company sold its wholly-owned subsidiary, Interlynx. In Fiscal 2002, the Company sold its wholly-owned subsidiary Magic Lantern Communications, and its associated subsidiaries; Sonoptic Technologies Inc. and Tutorbuddy Inc. The Company's financial statements have been restated to reflect Interlynx and Magic Lantern as discontinued operations for all periods presented (See Note 5).

Note 12.  Changes in share capital

      During the Nine Months ended May 31, 2002, the following transactions resulted in the issuance of 8,896,674 common shares of the Company. The acquisition of Logicorp resulted in the issuance of 5,355,000 exchangeable shares of CMCG. These shares are exchangeable on a one for one basis for the common shares of the Company and are held in escrow pending shareholder approval. In addition 3,026,986 shares were issued as payment for debt, 52,500 for services rendered and 265,000 were issued for funds raised. Also during the Nine Months ended May 31, 2002, options totaling 197,188 were exercised resulting in the issuance of additional 197,188 common shares of the Company.

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

Results of Operations for the Three Months ended May 31, 2002

      The Company's total revenues for the 2002 Third Fiscal Quarter were $20,639,179, compared to $3,492,739 for the 2001 Third Fiscal Quarter, an increase of $17,146,440 or 490.9%.

      Revenues from product sales for the 2002 Third Fiscal Quarter were $16,727,313. There are no comparative figures for the 2001 Third Fiscal Quarter as the revenues arose from the purchase of Logicorp in January 2002.

      Revenues from service sales for the 2002 Third Fiscal Quarter were $1,055,794. There are no comparative figures for the 2001 Third Fiscal Quarter as the revenues arose from the purchase of Logicorp in January 2002.

      Revenues from network services for the 2002 Third Fiscal Quarter were $1,464,890, compared to $1,743,131 for the 2001 Third Fiscal Quarter, a decrease of $278,241 or 16.0%. The decrease can be attributed to a decrease in event programming of $91,572 and a decrease of $186,669 in hospitality services, which can be attributed to a decrease in the number of Hospitality sites between the 2002 and 2001 Third Fiscal Quarters.

      Revenues from Pay-tv for the 2002 Third Fiscal Quarter were $1,385,281 compared to $1,750,918 for the 2001 Third Fiscal Quarter, a decrease of $365,637 or 20.9%. This decrease can be attributed to travel levels still being depressed as a result of September 11th.

      Total cost of sales for the 2002 Third Fiscal Quarter were $17,600,196, compared to $1,373,462 for the 2001 Third Fiscal Quarter, an increase of $16,226,734 or 1,181.4%. The increase is primarily the result of the addition of Logicorp's product and service cost of sales to the company. Product ($15,520,144) and service ($751,861) resulted in a total addition of $16,272,005 or almost 100% of the increase. Since Logicorp was added in January 2002, there are no comparative figures for the 2001 Third Fiscal Quarter. Network services cost of sales were $644,849 in the 2002 Third Fiscal Quarter, compared to $584,502 in the 2001 Third Fiscal Quarter, an increase of $60,347 or 10.3%. Pay-TV cost of sales were $683,342 in the 2002 Third Fiscal Quarter, compared to $788,960 in the 2001 Third Fiscal Quarter, a decrease of $105,618 or 13.4%. As a percentage of revenues, cost of sales increased in the 2002 Third Fiscal Quarter to 85.3% from 39.3% in the 2001 Third Fiscal Quarter. The increase in percentage is the resulting of lower margins from the Systems Integration segment.

      Total selling, general and administrative expenses for the 2002 Third Fiscal Quarter were $3,789,948, compared to $2,133,535 for the 2001 Third Fiscal Quarter, an increase of $1,656,413 or 77.6%. The increase can be attributed to a couple of items: there was a decrease in the merchant services segment of $427,918 resulting from decreased staffing costs and associated cost reductions; offset by increases in legal and accounting fees and the addition of Logicorp ($1,290,865) which was purchased during January 2002, thus resulting in no comparative figures.

      Total selling, general and administrative expenses for the 2002 Third Fiscal Quarter for Logicorp comprised the following major items: salaries of $758,763 and supplies and materials of $372,504.

      As a percentage of the Company's total revenues, selling, general and administration expenses decreased to 18.4% for the 2002 Third Fiscal Quarter from 61.1% for the 2001 Third Fiscal Quarter.

      Interest cost of beneficial conversion features for the 2002 Third Fiscal Quarter were $6,289,134, compared to nil for the 2001 Third Fiscal Quarter. The costs arose from the raising of funds required by The Company. There were no similar costs for the 2001 Third Fiscal Quarter. As a percentage of the Company's total revenues, Interest from beneficial conversion features increased to 30.5% for the 2002 Third Fiscal Quarter from 0.0% for the 2001 Third Fiscal Quarter.

      Financing costs for the 2002 Third Fiscal Quarter were $2,424,091, compared to nil for the 2001 Third Fiscal Quarter. The costs arose from the raising of funds required by The Company. There were no similar costs for the 2001 Third Fiscal Quarter. As a percentage of the Company's total revenues, financing costs increased to 11.7% for the 2002 Third Fiscal Quarter from 0.0% for the 2001 Third Fiscal Quarter.

      Interest and bank charges for the 2002 Third Fiscal Quarter were $269,696, compared to $286,686 for the 2001 Third Fiscal Quarter, a decrease of $16,990 or 5.9%. The decrease results from a decreased level of high interest rate bearing debt. As a percentage of the Company's total revenues, interest and bank charges decreased to 1.3% for the 2002 Third Fiscal Quarter from 8.2% for the 2001 Third Fiscal Quarter.

      Total depreciation and amortization expense for the 2002 Third Fiscal Quarter was $548,827, compared to $480,014 for the 2001 Third Fiscal Quarter, an increase of $68,813 or 14.3%. This is primarily the result of the addition of Logicorp.

      The net loss from continuing operations for the 2002 Third Fiscal Quarter was $10,282,713 compared to net loss of $780,958 for the 2001 Third Fiscal Quarter, an increase of $9,501,755. The increase primarily resulted from the interest cost of beneficial conversion features ($6,289,134), increased financing costs ($2,424,091) and the decreased revenue experienced in network services and Pay-Tv, offset by the decrease in the merchant services segment of $427,918.

      As a result of all of the above, the net loss for the 2002 Third Fiscal Quarter was $10,945,346, compared to net loss of $2,300,221 for the 2001 Third Fiscal Quarter, an increase of $8,645,125. The increase primarily resulted from the interest cost of beneficial conversion features ($6,289,134), increased financing costs ($2,424,091), and the addition of Logicorp ($1,290,865) offset by a decrease in loss from discontinued operations of $1,157,868 and merchant services segment of $427,918.

Results of Operations for the Nine Months ended May 31, 2002

The Company's total revenues for the 2002 First Three Fiscal Quarters were $36,280,068, compared to $10,408,666 for the 2001 First Three Fiscal Quarters, an increase of $25,871,402 or 248.6%.

      Revenues from product sales for the 2002 First Three Fiscal Quarters were $25,789,442. There are no comparative figures for the 2001 First Three Fiscal Quarters as the revenues arose from the purchase of Logicorp in January 2002.

      Revenues from service sales for the 2002 First Three Fiscal Quarters were $1,614,037. There are no comparative figures for the 2001 First Three Fiscal Quarters as the revenues arose from the purchase of Logicorp in January 2002.

      Revenues from network services for the 2002 First Three Fiscal Quarters were $4,739,199, compared to $5,287,461 for the 2001 First Three Fiscal Quarters, a decrease of

$548,262 or 10.4%. The decrease can be attributed to a decrease in event programming of $173,280 offset by an increase of $63,060 in advertising sponsorship. The revenues are decreasing due to a slight decrease in the number of Hospitality sites between the 2002 and 2001 First Three Fiscal Quarters.

      Revenues from Pay-tv for the 2002 First Three Fiscal Quarters were $4,121,842 compared to $5,047,393 for the 2001 First Three Fiscal Quarters, a decrease of $925,551 or 18.3%. This decrease can be attributed to travel levels still being depressed as a result of September 11th.

      Total cost of sales for the 2002 First Three Fiscal Quarters were $28,912,643, compared to $3,972,511 for the 2001 First Three Fiscal Quarters, an increase of $24,940,132 or 627.8%. The increase is primarily the result of the addition of Logicorp's product and service cost of sales to the company. Product ($23,810,616) and service ($1,249,215) resulted in a total addition of $25,059,831 or almost 100% of the increase. Since Logicorp was added in January 2002, there are no comparative figures for the 2001 First Three Fiscal Quarters. Network services cost of sales were $1,867,954 in the 2002 First Three Fiscal Quarters, compared to $1,790,031 in the 2001 First Three Fiscal Quarters, an increase of $77,923 or 4.4%. Pay-TV cost of sales were $1,984,858 in the 2002 First Three Fiscal Quarters, compared to $2,182,480 in the 2001 First Three Fiscal Quarters, a decrease of $197,622 or 9.1%. As a percentage of revenues, cost of sales increased in the 2002 First Three Fiscal Quarters to 79.7% from 38.2% in the 2001 First Three Fiscal Quarters.

      Total selling, general and administrative expenses for the 2002 First Three Fiscal Quarters were $8,609,523, compared to $10,712,469 for the 2001 First Three Fiscal Quarters, a decrease of $2,102,946 or 19.6%. The decrease can be attributed to a couple of items: there was a decrease in the merchant services segment of $4,169,360 resulting from decreased staffing costs and associated cost reductions; offset by an increase resulting from the addition of Logicorp $2,114,196 which was purchased during January 2002, thus resulting in no comparative figures.

      Total selling, general and administrative expenses for the 2002 First Three Fiscal Quarters for Logicorp comprised the following major items; salaries of $1,280,610 and supplies and materials of $570,471.

      As a percentage of the Company's total revenues, selling, general and administration expenses decreased to 23.7% for the 2002 First Three Fiscal Quarters from 102.9% for the 2001 First Three Fiscal Quarters.

      Interest cost of beneficial conversion features for the 2002 First Three Fiscal Quarters were $6,831,701, compared to nil for the 2001 First Three Fiscal Quarters. The costs arose from the raising of funds required by the Company. There were no similar costs for the 2001 First Three Fiscal Quarters. As a percentage of the Company's total revenues, Interest cost of beneficial conversion features increased to 18.8% for the 2002 First Three Fiscal Quarters from 0.0% for the 2001 First Three Fiscal Quarters.

      Financing costs for the 2002 First Three Fiscal Quarters were $2,424,091, compared to nil for the 2001 First Three Fiscal Quarters. The costs arose from the raising of funds required by The Company. There were no similar costs for the 2001 First Three Fiscal Quarters. As a percentage of the Company's total revenues, financing costs increased to 6.7% for the 2002 First Three Fiscal Quarters from 0.0% for the 2001 First Three Fiscal Quarters.

      During the 2001 First Three Fiscal Quarters, Chell Merchant Capital Group Inc. vacated certain leased space and as a result the Company wrote off the net book value of the related leasehold improvements in the amount of $355,560. There were no similar transactions in the 2002 First Three Fiscal Quarters.

      Interest and bank charges for the 2002 First Three Fiscal Quarters were $963,651, compared to $566,801 for the 2001 First Three Fiscal Quarters, an increase of $396,850 or 70.0%. The increase can be attributed to interest now being incurred for full three fiscal quarters compared to a partial three fiscal quarters. These items were not present for the entire 2001 First Three Fiscal Quarters. As a percentage of the Company's total revenues, interest and bank charges decreased to 2.7% for the 2002 First Three Fiscal Quarters from 5.4% for the 2001 First Three Fiscal Quarters.

      Total depreciation and amortization expense for the 2002 First Three Fiscal Quarters was $1,686,775, compared to $1,775,804 for the 2001 First Three Fiscal Quarters, a decrease of $89,025 or 5.0%. This decrease is primarily the result of some assets becoming fully depreciated.

      The net loss from continuing operations for the 2002 First Three Fiscal Quarters was $13,148,316, compared to net loss of $6,974,479 for the 2001 First Three Fiscal Quarters, a increase of $6,173,837. The increase primarily resulted from the interest cost of beneficial conversion features ($6,831,701), increased financing costs ($2,424,091) and the decrease in revenue from Network Services and Pay-Tv, offset by the decrease in the merchant services segment of $4,169,360.

      As a result of all of the above, the net loss for the 2002 First Three Fiscal Quarters was $14,665,693, compared to net loss of $9,012,763 for the 2001 First Three Fiscal Quarters, an increase of $5,652,930. The increase primarily resulted from the interest cost of beneficial conversion features ($6,831,701), increased financing costs ($2,424,091), and the decrease in revenue from Network Services and Pay-Tv, offset by a decreases in loss from discontinued operations of $520,907 and merchant services segment of $4,169,360.

Liquidity and Capital Resources

      At May 31, 2002, the Company had a working capital deficit of $2,924,235, an increase of $2,104,190 from working deficit of $5,028,425 at August 31, 2001.

      For the 2002 First Three Fiscal Quarters, the Company had a net increase in cash of $1,790,782 compared to a net decrease of $1,165,402 in the 2001 First Fiscal Half.

      Cash used in operating activities for the 2002 First Fiscal Half was $3,611,336, compared to $3,249,925 used in operating activities in the 2001 First Fiscal Half. In 2002, the major items that contributed to cash being used in operating activities were as follows: the net loss with non-cash expenses added back of $4,493,001, the increase in inventory of $651,414, the increase in other accounts receivable of $346,980 and the decrease in accounts payable and accrued liabilities of $410,867. The major item that contributed to cash being provided by operating activities was the decrease in accounts receivable of $1,956,874. In 2001, the major items that contributed to cash being used in operating activities were as follows: net loss with non-cash expenses added back of $4,906,836, increases in income taxes receivable and prepaids of $11,940 and $33,757 respectively. The major sources of operating funds included decreases in short-term investments of $250,209 and accounts receivable of $402,293, an increase in other accounts payable and accrued liabilities of $419,333 and a decrease in net assets from discontinued operations of $527,185.

      Cash provided by investing activities in the 2002 First Three Fiscal Quarters was $23,041 compared to the $2,837,661 used in investing activities in the 2001 Three Fiscal Quarters, an increase of $2,860,702. In the 2002 First Three Fiscal Quarters, $326,959 of property and equipment was purchased compared to $846,851 in the 2001 First Three Fiscal Quarters, a decrease of $519,892. In the 2002 First Three Fiscal Quarters, $1,500,000 was used in the purchase of Logicorp (note 5), where in the 2001 First Three Fiscal Quarters, a $1,689,710 deposit on purchase occurred, a decrease of $189,710. In addition, a $1,850,000 increase due to sale of Magic Lantern (note 5) compared to a $301,000 increase in notes receivable occurred in the 2001 Three Fiscal Quarters.

      Cash provided by financing activities in the 2002 First Three Fiscal Quarters was $5,379,077, compared to the $4,922,184 provided in the 2001 First Three Fiscal Quarters.

      During the 2002 Second Fiscal Quarter the Company issued promissory notes in the amount $6,587,622 under a private placement memorandum. The Company is in the process of raising additional capital under its private placement memorandum. It is anticipated that such funds raised will be converted to equity. These funds will allow the Company to realize its acquisition strategy and to repay its loan obligations. In addition, in the 2002 Third Fiscal Quarter the Company has negotiated the conversion of approximately $2,954,600 owing to CALP and ABFL to equity. The Company's subsidiaries operating in the entertainment and systems integration segments create liquidity sufficient to fund their operations. Management believes that the current negotiations for terms and financing will be successful and that Company will have the required liquidity for its planned operating activities in the current year.

Inflation

      The rate of inflation has had little impact on the Company's operations or financial position during the Nine Months ended May 31, 2002 and May 31, 2001 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2002 Fiscal Year.

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

Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Chell Group Corporation. Chell Group Corporation and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the SEC. These statements use words such as "believes", "expects", "intends", "plans", "may", "will", "should", "anticipates" and other similar expressions. All statements which address operating performance, events or developments that Chell Group Corporation expects or anticipates will occur in the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. Chell Group Corporation cannot assure that anticipated results will be achieved since actual results may differ materially because of risks and uncertainties. Chell Group Corporation does not undertake to revise these statements to reflect subsequent developments.

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

      22.         Computation of Earnings Per Share (see note 4).

+     Incorporated by reference. See Exhibit Index.

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K (Date of Report: February 20, 2002) with the Commission on March 7, 2002, reporting the notification by Nasdaq to the Company that it had determined to deny the Company's request for continued listing on the Nasdaq SmallCap Market (the "Determination"), the Company's notice to Nasdaq of its intention to appeal same, and the scheduling of a Nasdaq Hearing to review the Determination.

      The Company filed an Amended Current Report on Form 8-KA (Date of Report:
February 20, 2002) with the Commission on March 8, 2002, reporting Nasdaq notification to the Company that it had determined to deny the Company's request for continued listing on the Nasdaq SmallCap Market (the "Determination"), the Company's notice to Nasdaq of its intention to appeal same, and the scheduling of a Nasdaq Hearing to review the Determination.

      The Company filed a Current Report on Form 8-K (Date of Report: March 15,
2002) with the Commission on March 18, 2002, reporting the close of the Share Purchase Agreement, dated December 13, 2001, by and among Chell Group Corporation, Chell Merchant Capital Group, Inc., Melanie Johannesen, Randy Baxandall, Morris Chynoweth, Elaine Chynoweth, the Johannesen Family Trust, the Baxandall Family Trust, the Merc Family Trust, Logicorp Data Systems Ltd., 123557 Alberta Ltd., Logicorp Service Group Ltd. and 591360 Alberta Ltd.

      The Company filed an Amended Current Report on Form 8-KA (Date of Report:
March 15, 2002) with the Commission on March 19, 2002, reporting the close of the Share Purchase Agreement, dated December 13, 2001, by and among Chell Group Corporation, Chell Merchant Capital Group, Inc., Melanie Johannesen, Randy Baxandall, Morris Chynoweth, Elaine Chynoweth, the Johannesen Family Trust, the Baxandall Family Trust, the Merc Family Trust, Logicorp Data Systems Ltd., 123557 Alberta Ltd., Logicorp Service Group Ltd. and 591360 Alberta Ltd.

      The Company filed an Amended Current Report on Form 8-KA (Date of Report:
March 15, 2002) with the Commission on March 21, 2002, reporting the close of the Share Purchase Agreement, dated December 13, 2001, by and among Chell Group Corporation, Chell Merchant Capital Group, Inc., Melanie Johannesen, Randy Baxandall, Morris Chynoweth, Elaine Chynoweth, the Johannesen Family Trust, the Baxandall Family Trust, the Merc Family Trust, Logicorp Data Systems Ltd., 123557 Alberta Ltd., Logicorp Service Group Ltd. and 591360 Alberta Ltd.

      The Company filed a Current Report on Form 8-K (Date of Report: March 18,
2002) with the Commission on April 3, 2002, reporting a Share Purchase Agreement dated as of March 18, 2002 by and among the Company through, NTN Interactive Network, Inc, a wholly owned subsidiary of the Company, Magic Vision Media, Inc., NTN Interactive, Network, Inc. and Magic Lantern Communications Ltd., a wholly owned subsidiary of Chell Group Corporation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHELL GROUP CORPORATION

Dated: July 15, 2002                 By: /s/ Stephen McDermott
                                         ---------------------------------------
                                            Stephen McDermott,
                                          Chief Executive Officer
                                         (Duly Authorized Officer)


Dated: July 15, 2002                 By: /s/ Don Pagnutti
                                         ---------------------------------------
                                             Don Pagnutti,
                                         President and Chief Financial Officer



Dated: July 15, 2002                 By: /s/ Mark Truman
                                         ---------------------------------------
                                             Mark Truman,
                                         Controller and Chief Accounting Officer

                             CHELL GROUP CORPORATION
                                    FORM 10-Q
                                  May 31, 2002

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