Form 10-Q/A
period 2000-11-30
CHELL GROUP CORP
filed 2004-03-05
CIK 797313

FORM 10-Q/A NO. 1

                       Securities and Exchange Commission
                              Washington D.C. 20549

      AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: NOVEMBER 30, 2000
Commission file number: 0-18066

                          CHELL GROUP CORPORATION INC.
                           F/K/A NETWORKS NORTH, INC.
             (Exact name of registrant as specified in its charter)

               NEW YORK                                      11-2805051
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                          800 THIRD AVENUE, 21ST FLOOR
                            NEW YORK, NEW YORK 10022
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (416) 675-0874
              (Registrant's telephone number, including area code)

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

                          CHELL GROUP CORPORATION INC.
                     (FORMERLY KNOWN AS NETWORKS NORTH INC.)
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS:                                                                        PAGE
     Consolidated Balance Sheets -
          as at November 30, 2000 (unaudited) and August 31, 2000                                       1

     Consolidated Statements of Operations and Retained Earnings -
          for the Three Months Ended November 30, 2000 and 1999 (unaudited)                             2

     Consolidated Statements of Cash Flows -
          for the Three Months Ended November 30, 2000 and 1999 (unaudited)                             3

     Notes to Consolidated Financial Statements                                                         4

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                9
         RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES                                                                         14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           15

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                              16

SIGNATURES                                                                                             17

                          CHELL GROUP CORPORATION INC.
                     (FORMERLY KNOWN AS NETWORKS NORTH INC.)
                           CONSOLIDATED BALANCE SHEETS
                   AS AT NOVEMBER 30, 2000 AND AUGUST 31, 2000
                         (Expressed in Canadian dollars)

----------------------------------------------------------------------------------------------------------
                                                                     NOVEMBER 30, 2000     August 31, 2000
                                                                        (UNAUDITED)
                                                                    (RESTATED -NOTE 11)  (RESTATED -NOTE 11)
                                                                             $                    $
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                 1,199,088           1,355,613
Short-term investments                                                      287,852             269,727
Accounts receivable, trade - net of allowance for doubtful
         accounts of $185,500; August - $178,000                          2,997,726           3,154,134
Other receivables                                                           168,460             216,990
Income taxes receivable                                                     220,642             143,227
Inventory                                                                   220,652             206,216
Prepaid expenses                                                            564,670             636,726
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      5,659,090           5,982,633
----------------------------------------------------------------------------------------------------------
Property and equipment, net                                               9,438,858           7,721,769
Software development costs, net                                             187,500             200,000
Licenses, net of accumulated amortization                                   245,814             250,248
Goodwill, net of accumulated amortization                                 2,898,909           2,863,146
Notes receivable                                                            160,000             160,000
Deposit on purchase                                                         614,400                  --
Other assets, net of amortization                                           186,799             202,799
----------------------------------------------------------------------------------------------------------
                                                                         19,391,370          17,380,595
----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Bank indebtedness                                                           127,000             133,000
Accounts payable - trade                                                  2,369,065           1,375,414
Accrued liabilities                                                       1,056,961           1,654,917
Current portion of long-term debt                                           863,018             397,632
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                 4,416,044           3,560,963
----------------------------------------------------------------------------------------------------------
Long-term debt                                                            4,344,017           4,377,040
Deferred income taxes payable                                                59,173              59,173
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                         8,819,234           7,997,176
----------------------------------------------------------------------------------------------------------
Contingent liabilities
SHAREHOLDERS' EQUITY
Share capital
     900,000 preferred shares                                                10,917              10,917
     8,358,163 common shares [August - 2,925,141]                           564,483             191,122
     Capital in excess of par value                                      14,669,435          10,454,669
Deficit                                                                  (4,672,699)         (1,273,289)
----------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                               10,572,136           9,383,419
----------------------------------------------------------------------------------------------------------
                                                                         19,391,370          17,380,595
----------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements

                          CHELL GROUP CORPORATION INC.
                     (FORMERLY KNOWN AS NETWORKS NORTH INC.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999
                   (Expressed in Canadian dollars - unaudited)

=====================================================================================================
                                                             NOVEMBER 30, 2000      November 30, 1999
                                                            (Restated - Note 11)
                                                                     $                     $
-----------------------------------------------------------------------------------------------------
REVENUE
Network services                                                   1,626,071            1,598,024
Pay-TV                                                             1,785,106            1,836,700
Event programming                                                     61,207              100,700
Ad sponsorship                                                        58,845              195,810
Video/software sales                                               1,055,879            1,438,879
Video dubbing                                                        159,975              219,491
Digital encoding                                                     228,609              102,547
Other                                                                 27,173               43,455
-----------------------------------------------------------------------------------------------------
                                                                   5,002,865            5,535,596
-----------------------------------------------------------------------------------------------------

COST OF SALES
Network services                                                     579,812              527,266
Pay-TV                                                               728,268              511,800
Event programming                                                         --               18,938
Ad sponsorship                                                            --                3,750
Video/software sales                                                 432,062              682,460
Video dubbing                                                          8,560               56,088
Digital encoding                                                       5,916                2,412
Other                                                                     --                4,476
-----------------------------------------------------------------------------------------------------
                                                                   1,754,618            1,807,190
-----------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative expenses                       5,196,637            2,587,398
Bad debt                                                              34,879                4,540
Interest and bank charges                                            199,724               80,179
Write off of leasehold improvements                                  355,560                   --
Depreciation and amortization                                        850,677              499,477
-----------------------------------------------------------------------------------------------------
Income (loss) before undernoted                                   (3,389,230)             556,812
Provision for income taxes                                                --              298,458
Minority interest                                                     10,180               (4,253)
-----------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR
THE PERIOD                                                        (3,399,410)             262,607

Retained earnings (deficit), beginning of period                  (1,273,289)           1,050,332
-----------------------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT), END OF PERIOD                        (4,672,699)           1,312,939
=====================================================================================================

EARNINGS (LOSS) PER SHARE:
Basic                                                                  (0.41)                0.09
Diluted                                                                (0.41)                0.09
-----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements

                          CHELL GROUP CORPORATION INC.
                     (FORMERLY KNOWN AS NETWORKS NORTH INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999
                   (Expressed in Canadian dollars - unaudited)

============================================================================================================
                                                                       November 30, 2000   November 30, 1999
                                                                     (Restated - Note 11)
                                                                               $                   $
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss) and comprehensive income (loss) for the period           (3,399,410)           262,607
Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                            850,677            499,477
     Accretion of interest on non-interest bearing promissory notes            45,896             43,269
     Amortization of discount of debenture payable                            108,841                 --
     Write-off of leasehold improvements                                      355,560                 --
     Write-off of prepaids arising from Chell asset purchase                  359,662                 --
Changes in assets and liabilities:
     Increase in short-term investments                                       (18,125)              (873)
     Decrease (increase) in accounts receivable, trade                        156,408         (2,626,013)
     Decrease (increase) in income taxes receivable                           (77,415)           157,464
     Decrease (increase) in inventory                                         (14,436)            13,441
     Decrease (increase) in prepaid expenses                                  126,095           (248,728)
     Decrease in other accounts receivable                                     49,934                 --
     Increase in accounts payable and accrued liabilities                     349,797            685,912
     Increase in income taxes payable                                              --            133,542
------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                          (1,106,516)        (1,079,902)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                           (738,956)          (374,757)
Increase in deposit on purchase                                              (614,400)                --
------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                          (1,353,356)          (374,757)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                              (6,000)            (6,000)
Increase in notes and loans payable                                         2,296,599             15,967
Repayment of notes and loans payable                                          (13,933)                --
Proceeds from exercise of options                                              26,681                 --
------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                       2,303,347              9,967
------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH eQUIVALENTS DURING THE PERIOD                  (156,525)        (1,444,692)
Cash and cash equivalents, beginning of period                              1,355,613          2,018,122
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    1,199,088            573,430
============================================================================================================

------------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                              77,415              2,500
Interest Paid                                                                  46,559             36,910

      Non cash items arose from the purchase of Chell.com assets during the 2001 First Fiscal Quarter. They are: $1,723,779 of property & equipment, $107,589 of goodwill, $54,039 of prepaids, $16,000 other assets and in addition shares were issued (Note 5).

         The accompanying notes are an integral part of these statements

                          CHELL GROUP CORPORATION INC.
                     (FORMERLY KNOWN AS NETWORKS NORTH INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999 (UNAUDITED)

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

Note 3. BUSINESS SEGMENT DATA FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

                                          2000 (RESTATED - NOTE 11)
--------------------------------------------------------------------------------------------------------------
                           ENTERTAINMENT   EDUCATION      E-COMMERCE      ASP      INTER-SEGMENT      TOTAL
                                                                       SERVICES     ADJUSTMENTS
                                 $             $               $                         $              $
--------------------------------------------------------------------------------------------------------------
Total revenue                 3,556,462    1,314,560        184,000           --       (52,157)      5,002,865
Operating profit (loss)        (319,547)    (192,188)      (128,325)  (2,799,656)       50,486      (3.389,230)
Net income (loss)              (319,547)    (202,368)      (128,325)  (2,799,656)       50,486      (3,399,410)
Total assets                 13,658,107    4,092,117        292,104    1,349,042            --      19,391,370
Current liabilities           2,852,109      986,479        153,153      424,303            --       4,416,044
Total liabilities             6,319,112    1,922,666        153,153      424,303            --       8,819,234
--------------------------------------------------------------------------------------------------------------

                                                     1999
--------------------------------------------------------------------------------------------------------------
                           ENTERTAINMENT   EDUCATION      E-COMMERCE       ASP     INTER-SEGMENT      TOTAL
                                                                        SERVICES    ADJUSTMENTS
                                 $             $               $                         $               $
--------------------------------------------------------------------------------------------------------------
Total revenue                 3,838,944    1,570,697        190,220           --       (64,265)      5,535,596
Operating profit (loss)         579,706       48,860       (264,865)          --       193,111         556,812
Net income (loss)               281,248       53,113       (264,865)          --       193,111         262,607
Total assets                 12,519,966    3,898,105      2,477,305           --            --      18,895,376
Current liabilities           1,721,897    1,209,639         99,423           --            --       3,030,959
Total liabilities             5,371,703    1,220,653        952,286           --            --       7,544,642
--------------------------------------------------------------------------------------------------------------

Note 4. EARNINGS PER SHARE

Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months ended November 30, 2000 and November 30, 1999:

                                                            2000           1999
                                                            ----           ----
Numerator:
 Net income (loss) (numerator for basic and diluted
 earnings (loss) per share)                            $ (3,399,410)    $  262,607
                                                       ============     ==========

Denominator:
 For basic - weighted
 average number of shares                                 8,356,045      2,856,641

Effect of dilutive securities:
 Convertible preferred shares                                    --        192,857
 Convertible promissory notes                                    --             --
 Employee stock options                                          --             51
                                                       ------------     ----------

Denominator for diluted earnings (loss) per share -
adjusted weighted average number of shares
and assumed conversions                                   8,356,045      3,049,549
                                                       ============     ==========

Basic earnings (loss) per share                        $      (0.41)    $     0.09
                                                       ============     ==========
Diluted earnings (loss) per share                      $      (0.41)    $     0.09
                                                       ============     ==========

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

Note 8. CONVERTIBLE DEBENTURE - RELATED PARTY TRANSACTION

      On October 3, 2000, the Company closed the sale of US$3,000,000 of a Convertible 10% Debenture to the VC Advantage Limited Partnership ("Holder"). As at November 30, 2000 US$1,400,000 has been advanced. This unsecured convertible debenture is due three years from issue. EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company has recorded a discount of $1,959,144 in October 2000 and has amortized $107,269 to interest expense for the three months ending November 30, 2000. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at the Company's option. The Convertible Debenture is convertible into common stock of the Company, at US$3.00 per share, in amounts specified by the Holder. The maximum number of common shares the Holder will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to the Holder. The warrants have a term of four years. The President of the Company is the Chairman, a Director and a shareholder of the General Partner of the Holder.

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

Note 10. CHANGES IN SHARE CAPITAL

During the three months ended November 30, 2000, the following transactions resulted in the issuance of 5,433,022 common shares of the Company and Chell Merchant Capital Group Inc. The acquisition of certain assets of Chell.com and Cameron Chell was satisfied by the issuance of 5,426,772 common shares of the Company. Also during the three months ended November 30, 2000, options totaling 6,250 were exercised resulting in the issuance of additional 6,250 common shares of the Company.

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

Note 11. Restated Financial Statements

[a]   DISCOUNT ON CONVERTIBLE DEBT

      On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture of which US$1,400,000 has been advanced (NOTE 8). EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company did not record the discount on the US$1,400,000 debt and therefore had to make an adjustment and restate its Fiscal 2001 financial statements. The Company has now recorded a discount of $1,959,144 in October 2000 and has amortized $107,269 to interest expense for the three months ending November 30, 2000.

[b]   Change in preferred shares

      On April 4th, 2000, the ratio at which preferred shares could be converted to common shares was changed from 4.67 to 1 to 3 to 1. The resulting change from 192,857 to 300,000 common shares upon conversion resulted in a one-time compensation charge of $337,779. In order to reflect this change, the fiscal 2000 financial statements have been restated.

The following table presents the impacts of the restatements.

--------------------------------------------------------------------------------------------------------------
                                                  As Previously    As Restated     As Previously   As Restated
                                                     Reported                         Reported
--------------------------------------------------------------------------------------------------------------
                                                         3 Months ended                For the year ended
                                                       November 30, 2000                 August 31, 2000
  Balance sheet:
Long-term debt                                       6,194,320       4,344,017              --              --
    Share Capital
      Common shares                                    556,596         564,483         183,235         191,122
      Capital in excess of par value                12,380,399      14,669,435      10,124,777      10,454,669
      Deficit                                       (4,226,079)     (4,672,699)       (935,510)     (1,273,289)

  Statement of operations:
    Selling, general and administration              5,195,065       5,196,637              --              --
    Interest and Bank Charges                           92,455         199,724              --              --
    Net loss                                        (3,290,569)     (3,399,410)             --              --

EPS
    Basic loss per share                           $     (0.39)    $     (0.41)             --              --
    Diluted loss per share                         $     (0.39)    $     (0.41)             --              --
--------------------------------------------------------------------------------------------------------------

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

      Total selling, general and administrative expenses for the 2001 First Fiscal Quarter were $5,196,637, compared to $2,587,398 for the 2000 First Fiscal Quarter, an increase of $2,609,239 or 100.8%. The increase was caused mainly by the addition of the ASP Services segment, which accounted for an increase of $2,691,020. As a percentage of the Company's total revenues, such expenses increased to 103.9% for the 2001 First Fiscal Quarter from 46.7% for the 2000 First Fiscal Quarter.

      During the 2001 First Fiscal Quarter, Chell Merchant Capital Group Inc. vacated certain leased space and as a result the Company wrote off the net book value of the related leasehold improvements in the amount of $355,560. There were no similar transactions in the 2000 First Fiscal Quarter.

      Interest and bank charges for the 2001 First Fiscal Quarter were $199,724, compared to $80,179 for the 2000 First Fiscal Quarter, an increase of $119,545 or 149.1%. This increase results from an increase in debt related to the purchase of the RWE assets, the amortization of the discount on the convertible debenture and the sale of the convertible debenture. As a percentage of the Company's total revenues, interest and bank charges increased to 4.0% for the 2001 First Fiscal Quarter from 1.4% for the 2000 First Fiscal Quarter.

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

      As a result of all of the above, the net loss for the 2001 First Fiscal Quarter was $3,399,410, compared to net income of $262,607 for the 2000 First Fiscal Quarter, a decrease of $3,662,017. The 2001 First Fiscal Quarter loss resulted primarily from the addition of Chell Merchant Capital Group Inc. and Chell.com (USA) Inc. to the Company and their activities including the provision of services to developing ASP companies in which the Company has invested.

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

      Management believes that the Company's working capital position and current borrowings provide the necessary liquidity for its planned operating activities in the current year. If cash flow is less than anticipated, however, or if the Company incurs unexpected expenses, the company may need additional funding in order to maintain its current level of operations of business activities. It is likely that the Company will need to raise additional capital in future periods in order to realize its strategy surrounding its investment companies.

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

                                               CHELL GROUP CORPORATION INC.
                                         (FORMERLY KNOWN AS NETWORKS NORTH INC.)


Dated: March 5, 2004                        By:        /s/ Stephen McDermott
                                            ------------------------------------
                                            Chairman and Chief Executive Officer
                                                  (Duly Authorized Officer)

                          CHELL GROUP CORPORATION INC.
                     (FORMERLY KNOWN AS NETWORKS NORTH INC.)
                                FORM 10-Q/A NO. 1
                                NOVEMBER 30, 2000

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

   10.18    Securities Pledge Agreement,  dated September 10, 1999, by and between 1373224
            Ontario  Limited to acquire the  property  and assets of GalaVu  Entertainment
            Inc., from the person appointed by the court of competent  jurisdiction as the receiver or receiver and manager of the property,  assets and  undertaking  of
            GalaVu                                                                              +5, Exh. 10.4

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

 +    Filed electronically pursuant to Item 401 of Regulation S-T.