Form 10-Q/A
period 2001-02-28
CHELL GROUP CORP
filed 2004-03-05
CIK 797313

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

                              Yes _X_    No ___

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

                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001

PART I - FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS:                                    PAGE
                   --------------------                                     ----

     Consolidated Balance Sheets -
          as at February 28, 2001 (unaudited) and August 31, 2000              1

     Consolidated Statements of Operations and Retained Earnings (Deficit) -
          For the Six Months Ended February 28, 2001 and
          February 29, 2000 (unaudited)                                        2

     Consolidated Statements of Operations and Retained Earnings (Deficit) -
          For the Three Months Ended February 28, 2001 and
          February 29, 2000 (unaudited)                                        2

     Consolidated Statements of Cash Flows -
          For the Six Months Ended February 28, 2001 and
          February 29, 2000 (unaudited)                                        3

     Notes to Consolidated Financial Statements                                4

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                               11

PART II - OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES                                       17

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         18

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K                           18

SIGNATURES                                                                    20

                          CHELL GROUP CORPORATION INC.
                     (FORMERLY KNOWN AS NETWORKS NORTH INC.)
                           CONSOLIDATED BALANCE SHEETS
                   AS AT FEBRUARY 28, 2001 AND AUGUST 31, 2000
                         (Expressed in Canadian dollars)


================================================================================
                                                     FEBRUARY 28,    August 31,
                                                        2001            2000
                                                     (UNAUDITED)
                                                     (RESTATED -     (RESTATED -
                                                       NOTE 13)        NOTE 13)
                                                          $              $
================================================================================
ASSETS
CURRENT
Cash and cash equivalents                                221,675      1,355,613
Short-term investments                                    19,532        269,727
Accounts receivable, trade - net of allowance
      for doubtful accounts of $227,000;
      August - $178,000                                3,055,123      3,154,134
Other receivables                                         96,360        216,990
Income taxes receivable                                  241,718        143,227
Inventory                                                218,823        206,216
Prepaid expenses                                         751,522        636,726
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                   4,604,753      5,982,633
--------------------------------------------------------------------------------
Property and equipment, net                            9,148,828      7,721,769
Software development costs, net                          175,000        200,000
Licenses, net of accumulated amortization                240,074        250,248
Goodwill, net of accumulated amortization              2,946,655      2,863,146
Notes receivable                                         461,100        160,000
Deposit on purchase                                    1,689,710             --
Other assets, net of amortization                        166,110        202,799
--------------------------------------------------------------------------------
                                                      19,432,230     17,380,595
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Bank indebtedness                                        121,000        133,000
Accounts payable - trade                               2,292,180      1,375,414
Accrued liabilities                                      994,480      1,654,917
Current portion of long-term debt                      3,296,495        397,632
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                              6,704,155      3,560,963
--------------------------------------------------------------------------------
Long-term debt                                         4,915,149      4,377,040
Deferred income taxes payable                             59,173         59,173
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                     11,678,477      7,997,176
--------------------------------------------------------------------------------
Contingent liabilities
SHAREHOLDERS' EQUITY
Share capital
     900,000 preferred shares                             10,917         10,917
     8,531,637 common shares [August - 2,925,141]        576,664        191,122
     Capital in excess of par value                   15,388,772     10,454,669
    Deficit                                           (8,222,600)    (1,273,289)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                             7,753,753      9,383,419
--------------------------------------------------------------------------------
                                                      19,432,230     17,380,595
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

============================================================================================================
                                                     For Three Months Ended         For Six Months Ended
                                                   FEBRUARY 28,   February 29,   FEBRUARY 28,   February 29,
                                                       2001           2000           2001           2000
                                                   (Restated -                   (Restated -
                                                     Note 13)                      Note 13)
                                                        $              $              $              $
============================================================================================================
REVENUE
Network services                                     1,648,269      1,678,538      3,274,340      3,276,562
Pay-TV                                               1,511,369      1,409,200      3,296,475      3,245,900
Event programming                                      136,492        108,451        197,699        209,151
Ad sponsorship                                          13,446         93,488         72,291        289,298
Video/software sales                                   902,800        992,510      2,118,654      2,650,880
Digital encoding                                       309,143        140,562        537,752        243,109
Other                                                   47,949          3,151         75,122         46,596
-------------------------------------------------------------------------------------------------------------
                                                     4,569,468      4,425,900      9,572,333      9,961,496
-------------------------------------------------------------------------------------------------------------

COST OF SALES
Network services                                       624,377        568,001      1,205,189      1,095,267
Pay-TV                                                 586,786        676,100      1,315,054      1,187,900
Event programming                                        1,340         21,976            340         40,914
Ad sponsorship                                              --          7,530             --         11,280
Video/software sales                                   326,133        368,959        723,807      1,107,507
Digital encoding                                         8,140         43,776         14,055         46,188
Other                                                       --         36,006             --         40,482
-------------------------------------------------------------------------------------------------------------
                                                     1,546,776      1,722,348      3,258,445      3,529,538
-------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative expenses         5,356,997      2,928,099     10,596,583      5,515,497

Bad debt                                                32,150        110,972         67,029        115,512

Interest and bank charges                              360,667         68,290        560,391        148,469

Write off of leasehold improvements                         --             --        355,560             --

Depreciation and amortization                          608,865      1,108,342
                                                                                     797,453      1,648,130
-------------------------------------------------------------------------------------------------------------
Loss before undernoted                              (3,524,575)    (1,012,674)    (6,913,805)      (455,862)

Provision for income taxes                                  --        (75,458)                      223,000

Minority interest
                                                        25,326          1,322         35,506         (2,931)
-------------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD          (3,549,901)      (938,538)    (6,949,311)      (675,931)

Retained earnings (deficit), beginning of period    (4,672,699)     1,312,939     (1,273,289)     1,050,332
-------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT), END OF PERIOD          (8,222,600)       374,401     (8,222,600)       374,401
-------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE:
Basic                                                    (0.42)         (0.33)         (0.83)         (0.24)
Diluted                                                  (0.42)         (0.33)         (0.83)         (0.24)
=============================================================================================================

         The accompanying notes are an integral part of these statements

                          CHELL GROUP CORPORATION INC.
                     (FORMERLY KNOWN AS NETWORKS NORTH INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                   (Expressed in Canadian dollars - unaudited)

============================================================================================================
                                                                    FEBRUARY 28, 2001    February 29, 2000
                                                                   (RESTATED - NOTE 13)
                                                                            $                    $
============================================================================================================
OPERATING ACTIVITIES
Net income (loss) and comprehensive income (loss) for the period        (6,949,311)          (675,931)
Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                       1,648,130          1,108,342
     Accretion of interest on non-interest bearing promissory notes         91,721             86,538
     Write-off of leasehold improvements                                   355,560                 --
     Amortization of discount                                              272,103                 --
     Services rendered for shares                                          429,766                 --
     Warrants issued                                                       152,702                 --
     Write-off of prepaids arising from Chell asset purchase               367,235                 --
Changes in assets and liabilities:
     Decrease in short-term investments                                    250,195              3,303
     Decrease (increase) in accounts receivable, trade                      99,011         (1,436,095)
     Decrease (increase) in income taxes receivable                        (98,491)           157,464
     Decrease (increase) in inventory                                      (12,607)            23,908
     Increase in prepaid expenses                                          (69,752)          (110,110)
     Decrease in other accounts receivable                                 122,035                 --
     Decrease in other assets                                                1,345                 --
     Increase in accounts payable and accrued liabilities                   49,446            950,834
     Increase in income taxes payable                                           --             61,042
------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (3,290,912)           169,295
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                        (964,229)        (1,178,810)
Increase in deposit on purchase                                         (1,689,710)                --
Increase in notes receivable                                              (301,100)                --
------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                       (2,955,039)        (1,178,810)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                          (12,000)           (12,000)
Increase in notes and loans payable                                      5,151,986                 --
Repayment of notes and loans payable                                       (27,973)           (24,853)
Proceeds from exercise of options                                               --              4,336
------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          5,112,013            (32,517)
------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD             (1,133,938)        (1,042,032)
Cash and cash equivalents, beginning of period                           1,355,613          2,018,122
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   221,675            976,090
============================================================================================================


------------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                           98,491              2,500
Interest Paid                                                               64,428             61,931


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

Note 3.  BUSINESS SEGMENT DATA FOR THE THREE AND SIX MONTHS ENDED
         FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

================================================================================
                            For Three Months Ended       For Six Months Ended
                          FEBRUARY 28,  February 29,  FEBRUARY 28,  February 29,
                              2001          2000          2001          2000
                                $             $             $             $
================================================================================

EXTERNAL REVENUE
  Entertainment            3,344,857     3,293,981     6,895,109     7,062,260
  Education                1,109,447     1,093,876     2,371,850     2,664,574
  E-commerce                 104,886        39,195       288,886       229,415
  ASP Services                    --            --            --            --
  Corporate                   10,278        (1,153)       16,488         5,248
--------------------------------------------------------------------------------
                           4,569,468     4,425,900     9,572,333     9,961,496
--------------------------------------------------------------------------------
INTER-SEGMENT REVENUE
  Entertainment                   --        (3,539)           --        28,475
  Education                   46,584            --        98,741            --
  Corporate                       --        32,049            --        64,300
--------------------------------------------------------------------------------
                              46,584        28,510        98,741        92,775
--------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
  Entertainment             (140,192)     (208,329)     (223,136)      353,296
  Education                 (199,713)     (233,840)     (391,901)     (161,507)
  E-commerce                (157,896)     (542,506)     (286,221)     (629,536)
  ASP Services            (2,028,649)           --    (4,828,305)           --
  Corporate                 (998,125)      (27,999)   (1,184,242)      (18,115)
--------------------------------------------------------------------------------
                          (3,524,575)   (1,012,674)   (6,913,805)     (455,862)
--------------------------------------------------------------------------------
NET INCOME (LOSS)
  Entertainment             (140,192)     (132,871)     (223,136)      130,296
  Education                 (225,039)     (235,162)     (427,407)     (158,576)
  E-commerce                (157,896)     (542,506)     (286,221)     (629,536)
  ASP Services            (2,028,649)           --    (4,828,305)           --
  Corporate                 (998,125)      (27,999)   (1,184,242)      (18,115)
--------------------------------------------------------------------------------
                          (3,549,901)     (938,538)   (6,949,311)     (675,931)
--------------------------------------------------------------------------------

================================================================================
                                                                As at
                                                     FEBRUARY 28,   February 29,
                                                        2001           2000
                                                          $              $
================================================================================
TOTAL ASSETS
  Entertainment                                       10,628,126    12,229,724
  Education                                            3,483,320     4,310,639
  E-commerce                                                 243       578,221
  ASP Services                                         2,033,304            --
  Corporate                                            3,287,237     1,031,459
--------------------------------------------------------------------------------
                                                      19,432,230    18,150,044
--------------------------------------------------------------------------------

Note 4.         EARNINGS PER SHARE

        Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended February 28, 2001 and February 29, 2000:

=================================================================================================
                                        For Three Months Ended           For Six Months Ended
                                     FEBRUARY 28,     February 29,   FEBRUARY 28,    February 29,
                                         2001             2000           2001            2000
                                           $                $              $               $
=================================================================================================
NUMERATOR:
Net income (loss) (numerator for
basic and diluted earnings (loss)
per share)                           $(3,549,901)      $(938,538)    $(6,949,311)      $(675,931)
=================================================================================================

DENOMINATOR FOR BASIC AND
DILUTED LOSS PER SHARE -adjusted
weighted average number of shares
and assumed conversions                8,356,399       2,848,558       8,356,399       2,848,558
=================================================================================================

Basic loss per share                      $(0.42)         $(0.33)         $(0.83)         $(0.24)
=================================================================================================
Diluted loss per share                    $(0.42)         $(0.33)         $(0.83)         $(0.24)
=================================================================================================


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

        In consideration for this acquisition, the Company issued 4,974,904 shares of its common stock and Chell Merchant Capital Group issued 1,928,267 special convertible shares, inclusive of 1,476,399 shares issued in exchange for the shares of eSupplies (Alberta) Ltd., to Cameron Chell, Chell.com and others. The shares of the Company that were issued in exchange for the shares of eSupplies (Alberta) Inc. have been placed in escrow and the investments in this company will not be recorded until such time as certain contingent conditions are met. Each share issued by Chell Merchant Capital Group is convertible into one share of common stock of the Company. Pursuant to a Voting and Exchange Trust Agreement entered into with a trustee, whereby voting privileges have been granted, such shares issued by Chell Merchant Capital Group can be voted by the trustee immediately. The amount of shares issued was determined based upon an appraisal valuation of the investments and assets acquired which aggregated US $28,652,086.

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

Note 9.         CONVERTIBLE DEBENTURE - RELATED PARTY TRANSACTION

        On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture to the VC Advantage Limited Partnership ("VCALP"). As at February 28, 2001, US$1,700,000 has been advanced. EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company has recorded a discount of $1,959,144 in October 2000 and has amortized $268,173 to interest expense for the six months ending February 28, 2001. This unsecured convertible debenture is due three years from issue. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at the Company's option. The Convertible Debenture is convertible into common stock of the Company, at US $3.00 per share, in amounts specified by the VCALP. The maximum number of common shares VCALP will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to VCALP. The warrants have a term of four years. On November 30, 2000 the convertible debenture was assigned by VCALP to CALP II Limited Partnership.

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

Note 11.        CHANGES IN SHARE CAPITAL

        During the six months ended February 28, 2001, the following transactions resulted in the issuance of 5,856,496 common shares of the Company and Chell Merchant Capital Group Inc. The acquisition of certain assets of Chell.com and Cameron Chell was satisfied by the issuance of 5,426,772 common shares of the Company. In addition 95,000 shares were issued as payment for consulting fees rendered, 21,974 shares issued in lieu of salary and 250,000 warrants were issued as a finders fee. Also during the six months ended February 28, 2001, options totaling 62,750 were exercised resulting in the issuance of additional 62,750 common shares of the Company. Effective February 28, 2001, common shares authorized to be issued was increased to 50,000,000.

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

Note 13.        Restated Financial Statements

[a]     Discount on Convertible Debt

        On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture of which US$1,700,000 has been advanced (NOTE 9). EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company did not record the discount on the US$1,700,000 debt and therefore had to make an adjustment and restate its Fiscal 2001 financial statements. The Company has now recorded a discount of $1,959,144 in October 2000 and has amortized $268,173 to interest expense for the six months ending February 28, 2001.

         Also as part of this transaction, the Company issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share. These warrants were valued and the Company recognized a $252,706 cost associated with these warrants. The company had expensed $35,334 and had $217,372 as other assets. This entire transaction has been reversed because the value of the warrants has been included in the calculation of the discount above.

[b] Change in preferred shares

         On April 4th, 2000, the ratio at which preferred shares could be converted to common shares was changed from 4.67 to 1 to 3 to 1. The resulting change from 192,857 to 300,000 common shares upon conversion resulted in a one-time compensation charge of $337,779. In order to reflect this change, the fiscal 2000 financial statements have been restated.

The following table presents the impact of the restatements.

===========================================================================================================
                                         As Previously     As Restated       As Previously      As Restated
                                           Reported                            Reported
===========================================================================================================
                                                 3 Months ended                      6 Months ended
                                                February 28, 2001                   February 28, 2001
  Balance sheet:
      Other Assets                                                               383,482           166,110
Long-term debt                                                                 6,602,190         4,915,149
  Share Capital
    Common Shares                                                                568,777           576,664
    Capital in excess of par value                                            13,352,442        15,388,772
    Deficit                                                                   (7,648,052)       (8,222,600)

  Statement of operations:
    Selling, general and admin             5,389,974        5,356,997         10,627,987        10,596,583
    Interest and Bank Charges                199,763          360,667            292,218           560,391
    Net loss                              (3,421,974)      (3,549,901)        (6,712,542)       (6,949,311)

EPS
    Basic loss per share                      $(0.41)          $(0.42)            $(0.80)           $(0.83)
    Diluted loss per share                    $(0.41)          $(0.42)            $(0.80)           $(0.83)

                                                                            Year ended August 31, 2000

    Share Capital
      Common Shares                                                 `            183,235           191,122
      Capital in excess of par value                                          10,124,777        10,454,669
      Deficit                                                                   (935,510)       (1,273,289)
===========================================================================================================

Note 14.        Subsequent Events

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

        Total selling, general and administrative expenses for the 2001 Second Fiscal Quarter were $5,356,997, compared to $2,928,099 for the 2000 Second Fiscal Quarter, an increase of $2,428,898 or 83.0%. The increase was caused mainly by the addition of the ASP Services segment, which accounted for an increase of $2,260,416. The Company has also experienced increased investor and public relation costs as a result of the addition of the ASP Services segment.

        Total selling, general and administrative expenses for the 2001 Second Fiscal Quarter for the ASP Services segment comprised the following major items; salaries of $934,782, professional fees of $749,043, travel of $349,293, and investor and public relation costs of $90,193.

        As a percentage of the Company's total revenues, selling, general and administration expenses increased to 117.2% for the 2001 Second Fiscal Quarter from 66.2% for the 2000 Second Fiscal Quarter.

        During the 2001 Second Fiscal Quarter, Chell Merchant Capital Group Inc. decreased its staffing levels in the ASP Services segment. The costs of restructuring this company are of a one time nature and will not be incurred beyond the 2001 Second Fiscal Quarter.

        Interest and bank charges for the 2001 Second Fiscal Quarter were $360,667, compared to $68,290 for the 2000 Second Fiscal Quarter, an increase of $292,377 or 428.1%. This increase results from an increase in debt related to the purchase of the RWE assets, the amortization of the discount on the convertible debenture and the sale of the convertible debenture. As a percentage of the Company's total revenues, interest and bank charges increased to 7.9% for the 2001 Second Fiscal Quarter from 1.5% for the 2000 Second Fiscal Quarter.

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

        As a result of all of the above, the net loss for the 2001 Second Fiscal Quarter was $3,549,901, compared to net loss of $935,894 for the 2000 Second Fiscal Quarter, a decrease of $2,614,007. The 2001 Second Fiscal Quarter loss resulted primarily from the addition of Chell Merchant Capital Group Inc. and Chell.com (USA) Inc. to the Company and their activities including the provision of services to developing ASP companies in which the Company has invested.

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

        Total selling, general and administrative expenses for the 2001 First Fiscal Half were $10,596,583, compared to $5,515,497 for the 2000 First Fiscal Half, an increase of $5,081,086 or 92.1%. The increase was caused mainly by the addition of the ASP Services segment, which accounted for an increase of $4,597,209.

        Total selling, general and administrative expenses for the 2001 First Fiscal Half for the ASP Services segment comprised the following major items; salaries $1,645,825, professional fees of $1,021,422, communication costs of $107,313, travel of $778,991, advertising and promotion of $391,403, and investor and public relation costs of $464,820.

        As a percentage of the Company's total revenues, selling, general and administrative expenses increased to 110.7% for the 2001 First Fiscal Half from 55.4% for the 2000 First Fiscal Half.

        During the 2001 First Fiscal Half, Chell Merchant Capital Group Inc. vacated certain leased space and as a result the Company wrote off the net book value of the related leasehold improvements in the amount of $355,560. There were no similar transactions in the 2000 First Fiscal Half.

        Interest and bank charges for the 2001 First Fiscal Half were $560,391, compared to $148,469 for the 2000 First Fiscal Half, an increase of $411,922 or 277.4%. This increase results from an increase in debt related to the purchase of the RWE assets, the amortization of the discount on the convertible debenture and the sale of the convertible debenture. As a percentage of the Company's total revenues, interest and bank charges increased to 5.9% for the 2001 First Fiscal Half from 1.5% for the 2000 First Fiscal Half.

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

        As a result of all of the above, the net loss for the 2001 First Fiscal Half was $6,949,311, compared to net loss of $675,931 for the 2000 First Fiscal Half, a decrease of $6,273,380. The 2001 First Fiscal Half loss resulted primarily from the addition of Chell Merchant Capital Group Inc. and Chell.com
(USA) Inc. to the Company and their activities including the provision of services to developing ASP companies in which the Company has invested.

LIQUIDITY AND CAPITAL RESOURCES

        At February 28, 2001, the Company had a working capital deficit of $2,099,402, a decrease of $4,521,072 from working capital of $2,421,670 at August 31, 2000.

        For the 2001 First Fiscal Half, the Company had a net decrease of cash of $1,133,938 compared to a net decrease of $1,042,032 in the 2000 First Fiscal Half.

        Cash used in operating activities for the 2001 First Fiscal Half was $3,290,914, compared to $169,295 provided by operating activities in the 2000 First Fiscal Half. In 2001, the major items that contributed to cash being used in operating activities were as follows: the net loss with non-cash expenses added back of $3,632,094, the increase in income taxes receivable of $98,491 and the increase in prepaid expenses of $69,752. The major items that contributed to cash being provided by operating activities were as follows: the decrease in accounts receivable of $99,011 and a decrease in short-term investments of $250,195. In 2000, the major items that contributed to cash being provided by operating activities were as follows: net income with non-cash expenses added back of $518,949, decreases in income taxes receivable and inventory of $157,464 and $23,908 respectively, and increases in accounts payable and accrued liabilities and income taxes payable of $950,834 and $61,042 respectively. The major uses of operating funds included increases in accounts receivable and prepaid expenses of $1,436,095 and $110,110 respectively.

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

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CHELL GROUP CORPORATION INC.
                                        (FORMERLY KNOWN AS NETWORKS NORTH INC.)



Dated: March 5, 2004                   By:            /s/ Stephen McDermott
                                       -----------------------------------------
                                         Chairman and Chief Executive Officer
                                               (Duly Authorized Officer)

                          CHELL GROUP CORPORATION INC.
                     (FORMERLY KNOWN AS NETWORKS NORTH INC.)
                                FORM 10-Q/A NO. 1
                                FEBRUARY 28, 2001

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