Form 10-Q/A
period 2001-05-31
CHELL GROUP CORP
filed 2004-03-05
CIK 797313

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

Item 1.  FINANCIAL STATEMENTS:                                                                        PAGE
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

===================================================================================================================
                                                                            MAY 31, 2001          August 31, 2000
                                                                            (UNAUDITED)        (restated - Note 14)
                                                                        (RESTATED - NOTE 14)
                                                                                  $                      $
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                       190,211              1,355,613
Short-term investments                                                           19,518                269,727
Accounts receivable, trade - net of allowance for doubtful
         accounts of $227,000; August - $178,000                              2,494,085              3,098,808
Other receivables                                                               223,717                216,990
Income taxes receivable                                                         155,184                143,227
Inventory                                                                       152,318                206,216
Prepaid expenses                                                                768,887                527,549
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                          4,003,920              5,818,130
-------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                   8,930,414              7,689,620
Licenses, net of accumulated amortization                                       236,949                250,248
Goodwill, net of accumulated amortization                                     2,286,227              2,863,146
Notes receivable                                                                461,100                160,000
Deposit on purchase (note 7)                                                  1,689,710                     --
Other assets, net of amortization                                               129,721                202,799
Net assets from discontinued operations                                         104,754                236,268
-------------------------------------------------------------------------------------------------------------------
                                                                             17,842,795             17,220,211
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable - trade                                                      2,242,188              1,379,727
Accrued liabilities                                                           1,532,498              1,623,220
Current portion of long-term debt (note 8, 9)                                 3,150,262                397,632
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                     6,924,948              3,400,579
-------------------------------------------------------------------------------------------------------------------
Long-term debt (note 8, 9)                                                    5,069,736              4,377,040
Deferred income taxes payable                                                    59,173                 59,173
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             12053,857              7,836,792
-------------------------------------------------------------------------------------------------------------------
Contingent liabilities (Note 10)
SHAREHOLDERS' EQUITY
Share capital (note 11)
     900,000 preferred shares                                                        --                 10,917
     9,028,239 common shares [August - 2,925,141]                               604,110                191,122
     Capital in excess of par value                                          15,849,970             10,454,669
     Deficit                                                                (10,665,142)            (1,273,289)
-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    5,788,938              9,383,419
-------------------------------------------------------------------------------------------------------------------
                                                                             17,842,795             17,220,211
===================================================================================================================

         The accompanying notes are an integral part of these statements

                          CHELL GROUP CORPORATION INC.
                     (FORMERLY KNOWN AS NETWORKS NORTH INC.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
                   (Expressed in Canadian dollars - unaudited)

==========================================================================================================================
                                                      For Three Months Ended                    For Nine Months Ended
                                                  MAY 31, 2001      May 31, 2000            MAY 31, 2001      May 31, 2000
                                                  (restated -       (restated -             (restated -       (restated -
                                                    Note 14)          Note 14)                Note 14)          Note 14)
                                                       $                 $                       $                 $
--------------------------------------------------------------------------------------------------------------------------
REVENUE
Network services                                    1,565,610         1,561,663               4,915,072         4,884,821
Pay-TV                                              1,750,918         1,613,800               5,047,393         4,859,700
Event programming                                     139,012           212,917                 336,711           422,068
Ad sponsorship                                         60,578            94,691                 132,869           383,989
Video/software sales                                1,137,261           973,052               2,967,029         3,394,517
Digital encoding                                      139,598           154,719                 677,350           397,828
--------------------------------------------------------------------------------------------------------------------------
                                                    4,792,977         4,610,842              14,076,424        14,342,923
--------------------------------------------------------------------------------------------------------------------------

COST OF SALES
Network services                                      584,501           563,984               1,790,031         1,740,647
Pay-TV                                                867,426           735,400               2,182,480         1,923,300
Ad sponsorship                                             --             4,592                      --            15,872
Video/software sales                                  266,318           509,254                 895,049         1,477,925
Digital encoding                                        3,534            32,769                  17,590            78,957
--------------------------------------------------------------------------------------------------------------------------
                                                    1,721,779         1,845,999               4,885,150         5,236,701
--------------------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                 3,403,040         2,584,925              13,575,462         7,472,134
expenses
Bad debt                                               21,276             3,194                  88,305           118,706
Interest and bank charges                             445,019            56,974                 999,137           196,286
Write off of leasehold improvements                        --                --                 355,560                --
Depreciation and amortization                         543,886           561,970               2,142,417         1,636,312
--------------------------------------------------------------------------------------------------------------------------
Loss before undernoted                             (1,342,023)         (442,220)             (7,969,607)         (317,216)
Provision for (recovery of) income taxes                   --          (113,000)                     --           110,000
Minority interest                                      14,483            (6,752)                 49,989           (9,683)
--------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                    (1,356,506)         (322,468)             (8,019,596)         (417,533)
Loss from discontinued operations (net of
income tax)                                        (1,086,036)         (286,388)             (1,372,257)         (867,254)
--------------------------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD         (2,442,542)         (608,856)             (9,391,853)       (1,284,787)

Retained earnings (deficit), beginning of          (8,222,600)          374,401              (1,273,289)        1,050,332
period
--------------------------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                            (10,665,142)         (234,455)            (10,665,142)         (234,455)
==========================================================================================================================

EARNINGS (LOSS) PER SHARE (NOTE 4):
Basic and diluted from continuing                       (0.16)            (0.11)                  (0.94)            (0.15)
operations
Basic and diluted from discontinued                     (0.13)            (0.10)                  (0.16)            (0.30)
operations
--------------------------------------------------------------------------------------------------------------------------
Net loss per share                                      (0.29)            (0.21)                  (1.10)            (0.45)
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

===================================================================================================================
                                                                             MAY 31, 2001         May 31, 2000
                                                                         (restated - Note 14)  (restated - Note 14)
                                                                                  $                    $
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss and comprehensive loss for the period                                   (9,391,853)         (1,284,787)
Adjustments to reconcile net income to net cash
     used in operating activities:
     Compensation costs related to the change in the conversion rate of
       preferred shares                                                                  --             337,779
     Depreciation and amortization                                                2,142,417           1,636,312
     Accretion of interest on non-interest bearing promissory notes                 137,617             129,807
     Amortization of discount                                                       435,365                  --
     Write-off of leasehold improvements                                            355,560                  --
     Services rendered for shares                                                   659,359                  --
     Warrants issued                                                                174,084                  --
     Write-off of prepaids arising from Chell asset purchase                        367,235                  --
     Write-off assets arising from discontinued operations                          636,268                  --
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                                  250,209              (9,718)
     Decrease (increase) in accounts receivable, trade                              604,723          (1,488,312)
     Decrease (increase) in income taxes receivable                                 (11,957)            167,957
     Decrease (increase) in inventory                                                53,898            (130,043)
     Increase in prepaid expenses                                                   (72,998)            (38,588)
     Increase in other accounts receivable                                           (5,323)                 --
     Decrease in other assets                                                        16,352                  --
     Decrease in assets from discontinued operations                                131,514             183,903
     Increase in accounts payable and accrued liabilities                           634,123             540,021
-------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (2,883,407)             44,331
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                               (1,279,651)         (1,081,664)
Increase in deposit on purchase                                                  (1,689,710)                 --
Increase in notes receivable                                                       (301,100)                 --
-------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                                (3,270,461)         (1,081,664)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes and loans payable                                               5,011,537                  --
Repayment of notes and loans payable                                                (23,071)            (23,453)
Proceeds from exercise of options                                                        --             156,236
-------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                             4,988,466             132,783
-------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                      (1,165,402)           (904,550)
Cash and cash equivalents, beginning of period                                    1,355,613           2,018,122
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            190,211           1,113,572
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                                    98,491               2,500
Interest Paid                                                                        92,793              91,076

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

Note 3. BUSINESS SEGMENT DATA FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000

=================================================================================================
                                     For Three Months Ended              For Nine Months Ended
                                MAY 31, 2001       May 31, 2000     MAY 31, 2001     May 31, 2000
                                 (restated -                        (restated -
                                   Note 14)                           Note 14)
                                      $                 $                 $                $
=================================================================================================
EXTERNAL REVENUE
  Entertainment                   3,496,975         3,477,758        10,392,084        10,540,017
  Education                       1,295,908         1,127,772         3,667,758         3,792,345
  ASP Services                           --                --                --                --
  Corporate                              94             5,312            16,582            10,561
-------------------------------------------------------------------------------------------------
                                  4,792,977         4,610,842        14,076,424        14,342,923
-------------------------------------------------------------------------------------------------
INTER-SEGMENT REVENUE
  Entertainment                          --            14,211                --            42,686
  Education                          48,261           388,643           147,002           388,643
  Corporate                              --            31,969                --            96,269
-------------------------------------------------------------------------------------------------
                                     48,261           434,823           147,002           527,598
-------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
  Entertainment                     113,124            27,604          (110,013)          332,229
  Education                        (228,629)           42,739          (620,530)         (118,768)
  ASP Services                     (662,054)               --        (5,490,359)               --
  Corporate                        (564,464)         (512,563)       (1,748,705)         (530,677)
-------------------------------------------------------------------------------------------------
                                 (1,342,023)         (442,220)       (7,969,607)         (317,216)
-------------------------------------------------------------------------------------------------
NET INCOME (LOSS)
  Entertainment                     113,124           140,604          (110,013)          222,229
  Education                        (243,112)           49,491          (670,519)         (109,085)
  ASP Services                     (662,054)               --        (5,490,359)               --
  Corporate                        (564,464)         (512,563)       (1,748,705)         (530,677)
  Discontinued operations        (1,086,036)         (286,388)       (1,372,257)         (867,254)
-------------------------------------------------------------------------------------------------
                                 (2,442,542)         (608,856)       (9,391,853)       (1,284,787)
-------------------------------------------------------------------------------------------------

=================================================================================================
                                                                               As at
                                                                    MAY 31, 2001     May 31, 2000
                                                                          $               $
-------------------------------------------------------------------------------------------------
TOTAL ASSETS
  Entertainment                                                       9,791,918        12,753,181
  Education                                                           3,228,830         3,934,847
  ASP Services                                                        2,033,921                --
  Corporate                                                           2,683,372         1,078,042
  Discontinued operations                                               104,754           313,324
-------------------------------------------------------------------------------------------------
                                                                     17,842,795        18,079,394
-------------------------------------------------------------------------------------------------

Note 4. EARNINGS PER SHARE

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended May 31, 2001 and May 31, 2000:

=========================================================================================================
                                               For Three Months Ended              For Nine Months Ended
                                          MAY 31, 2001       May 31, 2000     MAY 31, 2001   May 31, 2000
                                           (restated -                        (restated -
                                             Note 14)                           Note 14)
                                                 $                $                $               $
---------------------------------------------------------------------------------------------------------
NUMERATOR:
Net loss (numerator for basic and
diluted loss per share) from
continuing operations                       (1,356,506)        (322,468)      (8,019,596)        (417,533)
Net loss (numerator for basic and
diluted loss per share) from
discontinued operations                     (1,086,036)        (286,388)      (1,372,257)        (867,254)
---------------------------------------------------------------------------------------------------------
Net loss (numerator for basic and
diluted loss per share)                     (2,442,542)        (608,856)      (9,391,853)      (1,284,787)
=========================================================================================================

DENOMINATOR FOR BASIC AND DILUTED LOSS
PER SHARE - adjusted weighted average
number of shares and assumed
conversions                                  8,490,576        2,860,464        8,490,576        2,860,464
=========================================================================================================

Basic and diluted loss per share from
continuing operations                       $    (0.16)      $    (0.11)      $    (0.94)      $    (0.15)
Basic and diluted loss per share from
discontinued operations                     $    (0.13)      $    (0.10)      $    (0.16)      $    (0.30)
---------------------------------------------------------------------------------------------------------
Net loss per share                          $    (0.29)      $    (0.21)      $    (1.10)      $    (0.45)
=========================================================================================================

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

Note 9. CONVERTIBLE DEBENTURE - RELATED PARTY TRANSACTION

      On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture to the VC Advantage Limited Partnership ("VCALP"). As at May 31, 2001, US$1,700,000 has been advanced. EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company has recorded a discount of $1,959,144 in October 2000 and has amortized $429,077 to interest expense for the nine months ending May 31, 2001. This unsecured convertible debenture is due three years from issue. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at the Company's option. The Convertible Debenture is convertible into common stock of the Company, at US$3.00 per share, in amounts specified by the VCALP. The maximum number of common shares VCALP will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to VCALP. The warrants have a term of four years. On November 30, 2000 the convertible debenture was assigned by VCALP to CALP II Limited Partnership.

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

Note 11. CHANGES IN SHARE CAPITAL

      During the nine months ended May 31, 2001, the following transactions resulted in the issuance of 6,103,098 common shares of the Company and Chell Merchant Capital Group Inc. The acquisition of certain assets of Chell.com and Cameron Chell was satisfied by the issuance of 5,426,772 common shares of the Company. In addition 145,000 shares were issued as payment for consulting fees rendered, 131,974 shares issued in lieu of salary and 36,602 shares for the settlement of debt. In addition, the preferred shares were converted for 300,000 common shares. Also during the nine months ended May 31, 2001, options totaling 62,750 were exercised resulting in the issuance of additional 62,750 common shares of the Company. Effective February 28, 2001, common shares authorized to be issued was increased to 50,000,000.

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

Note 14. Restatement of financial statements

[a]   Discount on Convertible Debt

      On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture of which US$1,700,000 has been advanced (NOTE 9). EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company did not record the discount on the US$1,700,000 debt and therefore had to make an adjustment and restate its Fiscal 2001 financial statements. The Company has now recorded a discount of $1,959,144 in October 2000 and has amortized $429,077 to interest expense for the nine months ending May 31, 2001.

      Also as part of the transaction, the Company issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share. These warrants were valued and the Company recognized a $252,706 cost associated with these warrants. The company had expensed $56,275 and had $196,431 as other assets. The entire transaction has been reversed, because the value of the warrants has been included in the calculation of the discount above.

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

----------------------------------------------------------------------------------------------------------------
                                              As Previously      As Restated     As Previously      As Restated
                                                Reported                           Reported
----------------------------------------------------------------------------------------------------------------
                                                      3 months ended                      9 Months ended
                                                       May 31, 2001                        May 31, 2001
  Balance sheet:
      Other Assets                                                                     326,152           129,721
Long-term debt                                                                       6,593,515         5,069,736
    Share Capital
      Capital in excess of par value                                                14,143,532        15,849,970
      Deficit                                                                      (10,286,952)      (10,665,142)

  Statement of operations:
    Selling, general and admin                   3,421,623         3,403,040        13,625,449        13,575,462
    Interest and Bank Charges                      284,115           445,019           570,060           999,137
    Net loss                                    (2,300,211)       (2,442,542)       (9,012,763)       (9,391,853)

EPS
    Basic  and  diluted  loss per share
from continuing operations                          $(0.14)           $(0.16)           $(0.90)           $(0.94)
    Net loss per share                              $(0.27)           $(0.29)           $(1.06)           $(1.10)

                                                                                     Year ended August 31, 2000

    Share Capital
      Common Shares                                                       `            183,235           191,122
      Capital in excess of par value                                                10,124,777        10,454,669
      Deficit                                                                         (935,510)       (1,273,289)
----------------------------------------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The financial statements of the Company and the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations are expressed in Canadian dollars.

GENERAL

      Chell Group Corporation is engaged in the business of defining, building and re-engineering businesses, interactive entertainment services and electronic/online products and services using new economy technologies to maximize market value. The Company's main business strategy is to operate or invest in companies that represent the latest in technological innovations. In that regard, the Company has two main categories of companies: operating subsidiaries and investment companies. The Company applies its expertise, industry contacts, and market foresight to these companies in order to create shareholder value. The core businesses of the Company are the merchant capital services provided through Chell Merchant Capital Group Inc. (referred to as the "Merchant Capital Group") and the interactive entertainment services provided by NTN IN. In addition, GalaVu is a technology based entertainment provider of interactive in-room entertainment systems to hotels across Canada; the Magic Lantern Group is involved in the marketing and distribution of educational video and media resources and the conversion of analog video to digital video formats; and Interlynx designs and develops web-based training software. Interlynx was sold subsequent to May 31st, 2001, the balance sheet date.

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

      Total selling, general and administrative expenses for the 2001 Third Fiscal Quarter were $3,403,040, compared to $2,584,925 for the 2000 Third Fiscal Quarter, an increase of $818,115 or 31.6%. The increase was caused mainly by the addition of the ASP Services segment, which accounted for an increase of $779,861. The Company has also experienced increased investor and public relation costs ($320,822) as a result of the addition of the ASP Services segment. In the 2000 Third Fiscal Quarter, there was a one-time $337,779 compensation charge resulting from a change in the conversion rate on the preferred shares.

      Total selling, general and administrative expenses for the 2001 Third Fiscal Quarter for the ASP Services segment comprised the following major items; professional fees of $526,065 salaries of $126,955, and communication costs of $50,038.

      As a percentage of the Company's total revenues, selling, general and administration expenses increased to 71.0% for the 2001 Third Fiscal Quarter from 56.1% for the 2000 Third Fiscal Quarter.

      During the 2001 Second Fiscal Quarter, Chell Merchant Capital Group Inc. decreased its staffing levels in the ASP Services segment. The costs of restructuring this company are of a one time nature and will not be incurred beyond the 2001 Third Fiscal Quarter.

      Interest and bank charges for the 2001 Third Fiscal Quarter were $445,019, compared to $56,974 for the 2000 Third Fiscal Quarter, an increase of $388,045 or 681.1%. This increase results from an increase in debt related to the purchase of the RWE assets (Note 6), the amortization of the discount on the note payable, the note payable (Note 8) and the sale of the convertible debenture (Note 9). As a percentage of the Company's total revenues, interest and bank charges increased to 5.9% for the 2001 Third Fiscal Quarter from 1.2% for the 2000 Third Fiscal Quarter.

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

      As a result of all of the above, the net loss for the 2001 Third Fiscal Quarter was $2,442,542, compared to net loss of $608,856 for the 2000 Third Fiscal Quarter, a increase of $1,833,686. The 2001 Third Fiscal Quarter loss resulted primarily from the addition of Chell Merchant Capital Group Inc. and Chell.com (USA) Inc. to the Company and their activities including the provision of services to developing ASP companies in which the Company has invested, as well as the loss incurred from discontinuing the operations of Interlynx.

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

      Total selling, general and administrative expenses for the 2001 First Three Fiscal Quarters were $13,575,462, compared to $7,472,134 for the 2000 First Three Fiscal Quarters, an increase of $6,103,328 or 81,7%. The increase was caused mainly by the addition of the ASP Services segment, which accounted for an increase of $5,377,070.

      Total selling, general and administrative expenses for the 2001 First Three Fiscal Quarters for the ASP Services segment comprised the following major items; salaries $1,772,780, professional fees of $1,547,487, communication costs of $157,351, travel of $791,574, advertising and promotion of $407,559, and investor and public relation costs of $487,196.

      As a percentage of the Company's total revenues, selling, general and administrative expenses increased to 96.4% for the 2001 First Three Fiscal Quarters from 52.1% for the 2000 First Three Fiscal Quarters.

      During the 2001 First Three Fiscal Quarters, Chell Merchant Capital Group Inc. vacated certain leased space and as a result the Company wrote off the net book value of the related leasehold improvements in the amount of $355,560. There were no similar transactions in the 2000 First Three Fiscal Quarters.

      Interest and bank charges for the 2001 First Three Fiscal Quarters were $999,137, compared to $196,286 for the 2000 First Three Fiscal Quarters, an increase of $802,851 or 409.0%. This increase results from an increase in debt related to the purchase of the RWE assets (Note 6), the note payable (Note 8), the amortization of the discount on the convertible debenture and the sale of the convertible debenture (Note 9). As a percentage of the Company's total revenues, interest and bank charges increased to 7.1% for the 2001 First Three Fiscal Quarters from 1.4% for the 2000 First Three Fiscal Quarters.

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

      As a result of all of the above, the net loss for the 2001 First Three Fiscal Quarters was $9,391,853, compared to net loss of $1,284,787 for the 2000 First Three Fiscal Quarters, an increase of $8,107,066. The 2001 First Three Fiscal Quarters loss resulted primarily from the addition of Chell Merchant Capital Group Inc. and Chell.com (USA) Inc. to the Company and their activities including the provision of services to developing ASP companies in which the Company has invested.

LIQUIDITY AND CAPITAL RESOURCES

      At May 31st, 2001, the Company had a working capital deficit of $2,921,028, a decrease of $5,338,579 from working capital of $2,417,551 at August 31, 2000.

      For the 2001 First Three Fiscal Quarters, the Company had a net decrease of cash of $1,165,402 compared to a net decrease of $904,550 in the 2000 First Three Fiscal Quarters.

      Cash used in operating activities for the 2001 First Three Fiscal Quarters was $2,883,407, compared to $44,331 provided by operating activities in the 2000 First Three

Fiscal Quarters. In 2001, the major items that contributed to cash being used in operating activities were as follows: the net loss with non-cash expenses added back of $4,483,948, the increase in income taxes receivable of $11,957 and the increase in prepaid expenses of $72,998. The major items that contributed to cash being provided by operating activities were as follows: the decrease in accounts receivable of $604,723 a decrease in short-term investments of $250,209, an increase in accounts payable and accrued liabilities of $634,123 and a decrease in net assets from discontinued operations of $131,514. In 2000, the major items that contributed to cash being provided by operating activities were as follows: net income with non-cash expenses added back of $819,111, decreases in income taxes receivable $167,957, and an increase in accounts payable and accrued liabilities and a decrease in net assets from discontinued operations of $540,021 and $183,903 respectively. The major uses of operating funds included increases in accounts receivable and prepaid expenses of $1,488,312 and $130,043 respectively.

      Cash used in investing activities in the 2001 First Three Fiscal Quarters was $3,270,461 compared to the $1,081,664 used in investing activities in the 2000 First Three Fiscal Quarters, an increase of $2,188,797. This increase was primarily the result of an increase in the note receivable from Engyro and the deposit of $1,689,710 on the purchase of shares in ApplicationStation.com, Inc.

      Cash provided by financing activities in the 2001 First Three Fiscal Quarters was $4,988,466, compared to the $132,783 provided in the 2000 First Three Fiscal Quarters. The increase is primarily due to the sale of the convertible debenture and the bridge financing.

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

                                            CHELL GROUP CORPORATION INC.
                                       (FORMERLY KNOWN AS NETWORKS NORTH INC.)


Dated: March 5, 2004                       By: /s/ Stephen McDermott
                                           -------------------------------------
                                           Chairman and Chief Executive Officer
                                           (Duly Authorized Officer)

                          CHELL GROUP CORPORATION INC.
                                FORM 10-Q/A NO. 1
                                  MAY 31, 2001

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