Form 10-K/A
period 2001-08-31
CHELL GROUP CORP
filed 2004-03-05
CIK 797313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                 Amendment No. 1

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

                          CHELL GROUP CORPORATION INC.
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

       Registrant's telephone number, including area code: (416) 675-0874

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

                                                                   August 31
                                   ---------------------------------------------------------------------------------
                                        2001             2000              1999              1998             1997
                                   ---------------------------------------------------------------------------------
At end of period .........         Cdn$1.5508        Cdn$1.4715        Cdn$1.4965       Cdn$1.5722        Cdn$1.3885
Average for period .......             1.5284            1.4714            1.4949           1.4390            1.3676
High for period ..........             1.5825            1.4955            1.5135           1.5770            1.3942
Low for period ...........             1.4685            1.4489            1.4760           1.4100            1.3381
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

                               [GRAPHIC OMITTED]

(1) All subsidiaries are 100% owned unless otherwise stated.

* Reduced from original purchase percentage due to dilution resulting from subsequent financings.

The following is a chart detailing our percentage ownership in our subsidiaries and, where applicable and available, the other entity or entities that have an equity shareholding in these companies:

--------------------------------------------------------------------------------------------------------------------------
SUBSIDIARY                            OUR PERCENTAGE OWNERSHIP         OTHER ENTITIES WITH EQUITY   SUBSIDIARY'S
                                                                       SHARES AND PERCENTAGES       REVENUES AS A
                                                                                                    PERCENTAGE OF OUR
                                                                                                    TOTAL REVENUES
--------------------------------------------------------------------------------------------------------------------------
Chell Merchant Capital Group, Inc.    100%                             N.A.                            0%
--------------------------------------------------------------------------------------------------------------------------
NTN Interactive Network Inc.          100%                             N.A.                         38.1%
--------------------------------------------------------------------------------------------------------------------------
GalaVu Entertainment Network Inc.     100%                             N.A.                         36.5%
--------------------------------------------------------------------------------------------------------------------------
Magic Lantern Communications Ltd.     100% (through NTN                N.A.                         20.3%
                                      Interactive  Network, Inc.)
--------------------------------------------------------------------------------------------------------------------------
Sonoptic Technologies Inc.            75% (through Magic               25% Govt. of                  4.7%
                                      Lantern)                         New Brunswick
--------------------------------------------------------------------------------------------------------------------------
1113659 Ontario Ltd., operating as    100% (through Magic              N.A.                            0%
Viewer Services                       Lantern)
--------------------------------------------------------------------------------------------------------------------------
Tutorbuddy Inc.                       100% (through Magic              N.A.                          0.4%
                                      Lantern)
--------------------------------------------------------------------------------------------------------------------------
3484751 Canada Inc.                   100%                             N.A.                            0%
--------------------------------------------------------------------------------------------------------------------------
Chell.com USA Inc.                    100%                             N.A.                            0%
--------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
INVESTMENT COMPANIES:                 OUR PERCENTAGE                   OTHER ENTITIES WITH EQUITY   SUBSIDIARY'S
                                      OWNERSHIP                        SHAREHOLDING AND             REVENUES AS A
                                                                       PERCENTAGES                  PERCENTAGE OF OUR
                                                                                                    TOTAL REVENUES
-----------------------------------------------------------------------------------------------------------------------------
Engyro, Inc.                          22.1%**                          Private Venture              *
                                                                       Capitalists (60.0%,);
                                                                       Engyro's Management (17.9%)
-----------------------------------------------------------------------------------------------------------------------------
cDemo Inc.                            14.3%**                          Private Venture              *
                                                                       Capitalists (22.32%);
                                                                       cDemo's Management and
                                                                       Employees (59.82%)
-----------------------------------------------------------------------------------------------------------------------------

*Due to our current minority investment in such entities, future revenues, when and if realized, will not be included in our total revenues.
** Reduced from original purchase percentage due to dilution resulting from subsequent financings.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS: (IN CANADIAN $'S)

         Reference is hereby made to the Business Sector data for the years ended August 31, 2001, 2000, and 1999 in Exhibit 99.1 below.

--------------------------------------------------------------------------------------
                                             2001           2000            1999
                                               $              $              $
--------------------------------------------------------------------------------------
EXTERNAL REVENUE
  Entertainment                             13,588,788     14,121,764      7,569,929
  Education                                  4,616,991      4,971,823      5,192,378
  Merchant Service                                  --             --             --
  Corporate                                     16,595         13,703         61,384
--------------------------------------------------------------------------------------
                                            18,222,374     19,107,290     12,823,691
--------------------------------------------------------------------------------------
INTER-SEGMENT REVENUE
  Education                                    183,329        275,941             --
  Corporate                                         --        128,283        223,435
--------------------------------------------------------------------------------------
                                               183,329        404,224        223,435
--------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
  Entertainment                               (208,371)       515,167        446,681
  Education                                 (1,084,531)      (792,665)      (623,400)
  Merchant Service                          (5,887,912)            --             --
  Corporate                                 (2,635,280)    (1,218,183)      (319,634)
--------------------------------------------------------------------------------------
                                            (9,816,094)    (1,495,681)      (496,353)
--------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Entertainment                              5,459,008      7,009,552      4,725,971
  Education                                  3,793,863      3,526,317      4,290,025
  Merchant Service                           1,489,711             --             --
  Corporate                                    479,330        895,894        837,653
--------------------------------------------------------------------------------------
                                            11,221,912     11,431,763      9,853,649
--------------------------------------------------------------------------------------
CORPORATE ASSETS
  Entertainment                              3,170,363      4,352,448      3,699,785
  Education                                   (666,589)       844,142        (22,367)
  Merchant Service                              99,754             --             --
  Corporate                                  2,141,512        355,590      1,063,713
--------------------------------------------------------------------------------------
                                             4,745,040      5,552,180      4,741,131
--------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
  Entertainment                                729,486        842,955        350,836
  Education                                    650,576        319,191        250,797
  Merchant Service                              50,900             --             --
--------------------------------------------------------------------------------------
                                             1,430,962      1,162,146        601,633
--------------------------------------------------------------------------------------
DEPRECIATION & AMORTIZATION
  Entertainment                              1,960,652      1,808,715        967,188
  Education                                    507,218        408,856        428,377
  Merchant Service                             431,967             --             --
  Corporate                                    140,570         31,750         33,654
--------------------------------------------------------------------------------------
                                             3,040,407      2,249,321      1,429,219
--------------------------------------------------------------------------------------

         We currently conduct our business through ten directly or indirectly owned subsidiaries and three investment companies. The following is a list of such subsidiaries, and which of our business segments each operates in:

--------------------------------------------------------------------------------
Wholly-owned subsidiaries                                    Business Segment

--------------------------------------------------------------------------------
Chell Merchant Capital Group                                 Merchant Services
Chell.com USA Inc.                                           Merchant Services
NTN Interactive Network Inc.                                 Entertainment
GalaVu Entertainment Network Inc.                            Entertainment
Magic Lantern Communications Ltd.                            Education
Sonoptic Technologies (1)                                    Education
1113659 Ontario Ltd., operating as Viewer Services           Education
Tutorbuddy Inc.                                              Education
3484751 Canada Inc.                                          Corporate

Investment Companies                                         Business Segment
--------------------------------------------------------------------------------
Engyro, Inc. (22.1%)                                         Merchant Services
CDemo Inc. (14.3%)                                           Merchant Services
ApplicationStation.com (2) (12.75%)                          Merchant Services
--------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------
                                               HIGH          LOW          TRADING VOLUME
                                               ----          ---          --------------
                                              (US$)         (US$)
-----------------------------------------------------------------------------------------
1999 FISCAL YEAR
         First Quarter                         4.750         1.125           1,385,390
         Second Quarter                        5.375         2.000           4,131,407
         Third Quarter                         3.500         1.375           1,000,982
         Fourth Quarter                        3.000         1.500             874,184
2000 FISCAL YEAR
         First Quarter                         2.500         1.500             585,270
         Second Quarter                        3.625         1.375           2,109,781
         Third Quarter                         7.875         2.250           3,825,607
         Fourth Quarter                       11.438         3.000           3,323,447
2001 FISCAL YEAR
         First Quarter                         7.219         3.000             581,689
         Second Quarter                        4.813         1.813             502,712
         Third Quarter                         2.313         0.938           1,811,151
         Fourth Quarter                        1.600         0.870           2,816,087

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

         Pursuant to our Stock Option Plan, the following issuances of stock were made in the last twelve months:

           --------------------------------------------------------------
                                                          NUMBER OF
            MONTH OF ISSUANCE                       COMMON SHARES ISSUED
           --------------------------------------------------------------
            September 2000                                 1.150
            October 2000                                   5,100
            January 2001                                  56,500
           --------------------------------------------------------------

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

STATEMENT OF OPERATIONS DATA (CANADIAN DOLLARS):

---------------------------------------------------------------------------------------------------------
                                                           Year Ended August 31,
                                   2001            2000            1999             1998          1997
                                     $               $               $               $              $
---------------------------------------------------------------------------------------------------------
Operating revenues              18,222,374      19,107,290      12,823,691      13,404,542     10,351,689
Cost of sales                    6,818,111       7,204,919       4,874,768       5,030,602      3,395,898
Gross profit                    11,404,263      11,902,371       7,948,923       8,373,940      6,955,791
Net income (loss)              (11,747,639)     (2,323,621)       (971,497)        618,065        609,387
Net income (loss) per share          (1.38)          (0.81)          (0.36)           0.24           0.25
Weighted average number of
 Shares outstanding              8,393,589       2,873,042       2,635,050       2,550,805      2,441,992
---------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA (CANADIAN DOLLARS):

---------------------------------------------------------------------------------------------------------
                                                                 August 31,
                                   2001            2000            1999             1998          1997
---------------------------------------------------------------------------------------------------------
Total assets                    16,049,510     317,220,211      14,546,003      15,802,359     14,287,602
Long-term obligations            4,582,995       4,436,213       2,216,675       2,840,218      2,185,249
Shareholders' equity             3,433,152       9,383,419      10,792,767      11,033,178      9,488,648
---------------------------------------------------------------------------------------------------------

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

         Video and software costs in aggregate were $1,249,851, compared to $1,625,885 for the 2000 Fiscal Year, a decrease of $376,034 or 23.1%. The decrease corresponds to the decrease in revenue as discussed above. As a percentage of our total revenues, these costs have fallen to 6.9% in the 2001 Fiscal Year from 8.5% in the 2000 Fiscal Year.

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

         EXPENSES. Selling, general and administrative expenses for the 2001 Fiscal Year were $16,181,604, compared to $10,726,556 for the 2000 Fiscal Year, an increase of $5,455,048 or 50.8%. The increase was caused by the addition of the Chell Merchant Capital Group and Chell.com (USA). Chell Merchant Capital Group's and Chell.com (USA)'s selling, general and administration expenses for the 2001 Fiscal Year were $5,452,378 and $121,715 respectively (There are no comparative figures for the 2000 Fiscal Year). There were increased consulting, legal and accounting fees of $298,556, $819,215 and $302,739 respectively. These increased due to the acquisition and the increased reporting requirements for the Quarterly reviews. There were also increased operating costs due to the addition of the two new companies, such as; communications ($202,531), rent and utilities ($117,649), travel ($992,595), office supplies ($100,023). Also there was increased advertising and promotion ($418,557) and investor and public relations ($492,846) associated with the two new companies. In addition there was an increase in salaries and benefits of $1,762,128. These staffing levels have been reduced and these costs should not be incurred in the next fiscal year. As a whole, Chell Merchant Capital Group and Chell.com (USA) attributed for the increase in selling, general and administrative expenses, however these costs have been dramatically decreased and should not occur with our current company structure in the next fiscal year. As a percentage of the Company's total revenues, total selling, general and administrative expenses increased to 88.8% for the 2001 Fiscal Year from 56.1% for the 2000 Fiscal Year.

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

         Interest and bank charges for the 2001 Fiscal Year were $1,471,379, compared to $282,085 for the 2000 Fiscal Year, an increase of $1,189,294 or 421.6%. The increase was the result of the increased debt levels associated with the purchase of Richard Wolff Enterprises, and the increased debt for the promissory note and convertible debenture. As a percentage of our total revenues, such costs increased to 8.1% for the 2001 Fiscal Year from 1.5% for the 2000 Fiscal Year.

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

         NET INCOME/LOSS. As a result of all of the above, the Company's net loss for the 2001 Fiscal Year was $11,747,639 compared to net loss of $2,323,621 for the 2000 Fiscal Year, a change of $9,424,018. This represents a decrease in net income as a percentage of total revenues to (64.5%) in the 2000 Fiscal Year from (12.2%) in the 2000 Fiscal Year.

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

         Cash used in operating activities for the 2001 Fiscal Year was $2,858,451. The major factors contributing to the cash used in operations for the 2001 Fiscal Year include: net loss with non-cash expenses added back of $5,506,554; increases in accounts payable and accrued liabilities of $1,072,245, a decrease in accounts receivable, short-term investments and other assets of $790,018, $250,051 and $111,072 respectively. The major factors contributing to the cash provided from operations for the 2000 Fiscal Year include: net loss with non-cash expenses added back of $436,555, an increase in accounts payable and accrued liabilities of $919,707 and a decrease in inventory of $119,616; cash used in operations were: increases in accounts receivable, income taxes receivable and an increase in the net assets from discontinued operations of $614,830, $143,227, $202,799 and $267,046 respectively. Cash provided by operating activities for the 1999 Fiscal Year was $1,640,659. The major factor contributing to the cash provided by operations during the 1999 Fiscal Year was net loss with non-cash expenses added back of $460,230 and a decrease in short-term investments of $1,780,407 reduced by the use of cash resulting from the increase in prepaid expenses, other receivables and decrease in accounts payable of $103,356, $153,020 and $304,370 respectively.

         Cash used in investing activities in the 2001 Fiscal Year was $3,070,672. This amount resulted from the purchase of property and equipment of $1,430,962, and the deposit on purchase of $1,689,710 Cash used in investing activities in the 2000 Fiscal Year was $1,162,146. This amount resulted from the purchase of capital assets totaling $1,162,146. Cash used in investing activities in the 1999 Fiscal Year was $614,130. This amount was primarily made up of purchases of capital assets totaling $601,633

         Cash provided by financing in the 2001 Fiscal Year were $4,929,930. The increase is primarily due to the sale of the convertible debenture and the bridge financing. Cash provided by financing in the 2000 Fiscal Year was $235,606 resulting primarily from the $281,134 proceeds of exercised employee stock options. Cash used in financing activities in the 1999 Fiscal Year totaled $9,521. This mainly resulted from $48,007 repayment of debt offset by a $38,486 increase in loans payable.

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

FINANCIAL STATEMENT                                                  LOCATION
-------------------                                                  --------

Report of Independent Auditors
     Current........................................................   F - 1
     Predecessor...................................................    F - 2
Consolidated Balance Sheets.........................................   F - 3
Consolidated Statements of Operations...............................   F - 4
Consolidated Statements of Shareholders' Equity.....................   F - 5
Consolidated Statements of Cash Flows...............................   F - 6
Notes to Consolidated Financial Statements..........................   F - 7

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

-------------------------------------------------------------------------------------------------------
NAME                  AGE   PRINCIPAL POSITIONS WITH THE COMPANY                            DIRECTOR
                                                                                              SINCE
-------------------------------------------------------------------------------------------------------
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

         Don Pagnutti was appointed our Vice President, Finance on September 19, 2000. Mr. Pagnutti has been our Chief Financial Officer since September 1998, and was our Executive Vice President and Chief Operating Officer from September 1997 to September 2000. From 1996 to 1997, he worked for Sullivan Entertainment Inc., as Executive Vice President and Chief Financial Officer. >From 1980 to 1996, he worked for Telemedia Communications Ltd., a large Canadian media company as Vice President, Radio. Mr. Pagnutti is a Chartered Accountant and has a Masters Degree in Business Administration and a Bachelor of Commerce Degree from the University of Toronto.

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

                                                                                        LONG-TERM
                                                  ANNUAL COMPENSATION                 COMPENSATION
                                         ---------------------------------------    ------------------
                                                                OTHER ANNUAL        SECURITIES UNDER      ALL OTHER
NAME AND PRINCIPAL                      SALARY(1)   BONUS      COMPENSATION(1)       OPTIONS/GRANTED     COMPENSATION
POSITION                      YEAR       (CDN$)     (CDN$)           ($)                   (#)               ($)
------------------------------------    ---------------------------------------    -----------------------------------
Donald Pagnutti (2)           2001       160,000       -              -                        -               -
Vice-President, Finance and   2000       156,249       -              -                   22,500               -
Chief Financial Officer
------------------------------------    ---------------------------------------    -----------------------------------

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

                                                                                    Potential Realizable Value at
                                                                                     Assumed Rates of Stock Price
                                                                                     Appreciation for Option Term
                                                                                     ----------------------------
Name                     Number of      Percentage of     Exercise     Expiration       5%             10%
                          Shares        Total Options       Price         Date
                        underlying       Granted to
                         Options        Employees in
                         Granted         Fiscal Year
-----------------------------------------------------------------------------------------------------------------
Donald Pagnutti (1)         Nil              Nil             Nil          Nil           Nil            Nil
Vice-President,
Finance and Chief
Financial Officer
-----------------------------------------------------------------------------------------------------------------

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

                     SECURITIES      AGGREGATE
                     ACQUIRED ON       VALUE        UNEXERCISED OPTIONS AT      VALUE OF UNEXERCISED IN THE MONEY
                      EXERCISE        REALIZED           AUGUST 31, 2001            OPTIONS AT AUGUST 31, 2001
                         (#)            ($)                   (#)                              ($)
                  --------------    -----------   ---------------------------   ----------------------------------
                                                  EXERCISABLE   UNEXERCISABLE   EXERCISABLE(1)    UNEXERCISABLE(1)
                                                  -----------   -------------   --------------    ----------------
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

   OUTSIDE DIRECTOR'S COMPENSATION SCHEDULE                                               CASH         OPTIONS
                                                                                          (US$)
1. Directorship Acceptance Options (one time grant with a 3 year vesting schedule)                      45,000
2. Annual Retainer-Chairman                                                               20,000        10,000
3. Annual Retainer-Director                                                                6,000
4. Annual Retainer-Committee Member (over and above directorship retainer)                 3,000
5. Annual Retainer-Committee Chair (over and above directorship retainer and               2,000
   committee retainer)
6. Board Meeting Attendance Fee                                                           750/mtg.
7. Committee Attendance Fee                                                               500/mtg

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

-----------------------------------------------------------------------------------------------------
                                                               Amount and Nature of      Percent of
Name and Address(1)                                            Beneficial Ownership       Class (2)
-----------------------------------------------------------------------------------------------------
Chell.com Ltd. (3)                                                        5,325,048           59.0%
Cameron Chell (Director, President and Chief
 Executive Officer(4)                                                     5,326,648           59.0%
Canadian Advantage Limited Partnership II                                 1,238,535           13.7%
Gordon Herman (Director)(5)                                                 332,236            3.7%
David Bolink (Director)(6)                                                  311,411            3.4%
Don Pagnutti (Vice-President - Finance and
  Chief Financial Officer)(7)                                                33,750            0.4%
Adrian Towning (Director)(8)                                                 25,125            1.9%
Robert Stone (Director)(9)                                                   15,000            0.1%
SHELLY SINGHAL                                                                    0
-----------------------------------------------------------------------------------------------------
All directors and executive officers as a group
(7 persons) (10)                                                          5,395,523           59.8%
-----------------------------------------------------------------------------------------------------

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

(c) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Annual Report on Form 10-K:

EXHIBIT
NUMBER                                  TITLE
-------                                 -----

  2.1 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and NTN Interactive Network Inc., minus Schedules thereto.+
  3.1    Certificate of Incorporation, as amended to date.
  3.2    By-Laws, as amended to date.
  4.1    Specimen Stock Certificate.
 10.1 License Agreement, dated March 23, 1990, between NTN Communications, Inc. and NTN Interactive Network Inc.+
 10.2 Stock Purchase Agreement, dated as of October 4, 1994, between NTN Canada and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.).+
 10.3 Option, dated as of October 4, 1994, registered in the name of NetStar Enterprises Inc. (formerly, Labatt Communications Inc).+
 10.4 Designation Agreement dated as of October 4, 1994, among NTN Canada, Inc., NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.).+
 10.5 Registration Rights Agreement, dated as of October 4, 1994, between NTN Canada and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.). +
 10.6 Promissory Note of NTN Interactive Network Inc. registered in the name of Connolly-Daw Holdings, Inc.+
 10.7 Promissory Note of NTN Interactive Network Inc., registered in the name of 1199846 Ontario Ltd.+
 10.8 Option Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., NTN Interactive Network Inc. and NTN Canada, Inc.+
 10.9 Option Agreement, dated October 1, 1996, among 1199846 Ontario Ltd., NTN Interactive Network Inc. and NTN Canada, Inc.+
10.10 Registration Rights Agreement, dated October 1, 1996, among NTN Canada, Inc., Connolly-Daw Holdings Inc. and 1199846 Ontario Ltd.+
10.11 Employment Agreement dated as of August 31, 1994, between NTN Interactive Network Inc. and Peter Rona.+
10.12 Management Agreement, dated October 1, 1996, between Magic Lantern Communications Ltd. and Connolly-Daw Holdings Inc.+
10.13 Employment Agreement dated October 1, 1996, between Magic Lantern Communications Ltd. and Douglas Connolly.+
10.14 Employment Agreement dated October 1, 1996, between Magic Lantern Communications Ltd. and Wendy Connolly.+
10.15 Asset Purchase Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+
10.16 Promissory Note, dated September 10, 1999, by and between 1373224 Ontario Limited, as Debtor, and the Holder, as Creditor.+

10.17 General Security Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited, to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+
10.18 Securities Pledge Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+
10.19 Certificate to the Escrow Agent certifying that the conditions of Closing have been satisfied or waived. +
10.20 Certificate to the Escrow Agent certifying that the conditions of Closing have not been satisfied or waived.+
10.21 Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+
10.22 Order of the Ontario Superior Court of Justice, dated September, 1999, approving the transaction contemplated herein, and vesting in the Purchaser the right, title and interest of GalaVu and the Receiver, if any, in and to the Purchased Assets, free and clear of the right, title and interest of any other person other than Permitted Encumbrances. +
10.23 Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.+
10.24 Covenant of Networks North Inc., dated September 13, 1999, to allot and issue and pay to the Bank in writing 100,000 common shares of NETN.
10.25 Agreement of Purchase and Sale dated August 4, 2000 by and among Networks North Inc., Networks North Acquisition Corp., Chell.com Ltd. and Cameron Chell.+
10.26 Valuation of Chell.com Ltd. and investments as of May 31, 2000 by Stanford Keene.
   22    +
   23    List of Subsidiaries
   27    Business Sector Date

+ Incorporated by reference.  See Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

-------------------------------------------------------------------------------
                                            CHELL GROUP CORPORATION
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Date: March 5, 2004                    By:  /s/ Stephen McDermott
-------------------------------------------------------------------------------
                                            Stephen McDermott, Chairman & CEO
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

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

                 NAME                                        CAPACITY                                   DATE
                 ----                                        --------                                   ----

----------------------------------------

/S/ STEPHEN MCDERMOTT                     Director, Chairman and Chief Executive Officer     March 5, 2004
----------------------------------------
Stephen McDermott

/S/ DAVID BOLINK                                             Director                        March 5, 2004
----------------------------------------
David Bolink

----------------------------------------

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

New York, New York
November 16, 2001
Except for Note 17, the date of which is February 25, 2004.

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


                                                           /S/ ERNST & YOUNG LLP
                                                           ---------------------

Toronto, Canada                                 Chartered Accountants
November 12, 1999

                           CHELL GROUP CORPORATION INC
                           CONSOLIDATED BALANCE SHEETS
                                 AS AT AUGUST 31
                         (Expressed in Canadian dollars)

------------------------------------------------------------------------------------------------------------------
                                                                                2001                  2000
                                                                        (RESTATED - NOTE 17)  (Restated - note 17)
                                                                                 $                      $
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                        356,421          1,355,613
Short-term investments (note 4)                                                   19,676            269,727
Accounts receivable, trade - net of allowance for doubtful
         accounts of $227,000; [2000 - $178,000]                               2,308,790          3,098,808
Other receivables (note 16)                                                       84,814            216,990
Income taxes receivable                                                          155,204            143,227
Inventory                                                                        105,590            206,216
Prepaid expenses                                                                 570,868            527,549
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                           3,601,363          5,818,130
------------------------------------------------------------------------------------------------------------------
Property and equipment, net (notes 6 & 8)                                      8,260,282          7,689,620
Licenses, net of accumulated amortization                                        247,321            250,248
Goodwill, net of accumulated amortization                                      1,795,737          1,938,480
Notes receivable (note 5)                                                        160,000            160,000
Deposit on purchase (note 14)                                                  1,689,710                 --
Other assets, net of amortization                                                212,539            202,799
Net assets from discontinued operations (note 13 [a])                             82,558          1,160,934
------------------------------------------------------------------------------------------------------------------
                                                                              16,049,510         17,220,211
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable - trade (note 16)                                             2,469,663          1,379,727
Accrued liabilities                                                            1,789,042          1,623,220
Current portion of long-term debt (note 8)                                     3,774,658            397,632
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                      8,033,363          3,400,579
------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion (note 8), less discount of                4,523,822          4,377,040
$1,360,517 and 0, respectively
Deferred income taxes payable (note 7)                                            59,173             59,173
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             12,616,358          7,836,792
------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (notes 9 & 12)
SHAREHOLDERS' EQUITY
Share capital (note 10)
    0 Preferred shares  [2000 - 900,000]                                              --             10,917
     9,028,239 common shares [2000 - 2,925,141]                                  604,109            191,122
     Capital in excess of par value                                           15,849,971         10,454,669
    Deficit                                                                  (13,020,928)        (1,273,289)
------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                     3,433,152          9,383,419
------------------------------------------------------------------------------------------------------------------
                                                                              16,049,510         17,220,211
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements

                           CHELL GROUP CORPORATION INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED AUGUST 31
                         [Expressed in Canadian dollars]

                                                                    2001            2000          1999
                                                                 (RESTATED -      (Restated
                                                                  NOTE 17)       - Note 17 )
------------------------------------------------------------------------------------------------------------
                                                                      $               $             $
------------------------------------------------------------------------------------------------------------
REVENUE
Network services                                                   6,300,891      6,345,552      6,607,915
Pay-tv                                                             6,651,913      6,517,940             --
Event programming                                                    403,993        500,168        527,740
Advertising sponsorship                                              231,991        675,532        308,602
Video and software sales                                           3,113,725      3,702,801      4,033,980
Video dubbing                                                        682,870        717,596        691,156
Digital encoding                                                     820,396        539,815        462,742
Other                                                                 16,595        107,886        191,556
------------------------------------------------------------------------------------------------------------
                                                                  18,222,374     19,107,290     12,823,691
------------------------------------------------------------------------------------------------------------

COST OF SALES
Network services [NOTE 9]                                          2,384,303      2,160,351      2,353,705
Pay-tv                                                             2,937,189      2,919,417             --
Event programming                                                        255         23,819         24,650
Advertising sponsorship                                                   --         93,496         61,255
Video and software sales                                           1,249,851      1,625,885      1,709,626
Video dubbing                                                        244,670        157,289        353,983
Digital encoding                                                       1,843        111,657         11,738
Other                                                                     --        113,005        359,811
------------------------------------------------------------------------------------------------------------
                                                                   6,818,111      7,204,919      4,874,768
------------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                               16,181,604     10,726,556      6,830,575
Write-off of leaseholds                                              355,560             --             --
Bad debts                                                            171,407        140,090        126,170
Interest and bank charges                                          1,471,379        282,085         59,312
Depreciation and amortization                                      3,040,407      2,249,321      1,429,219
------------------------------------------------------------------------------------------------------------
                                                                  21,220,357     13,398,052      8,445,276
------------------------------------------------------------------------------------------------------------
LOSS BEFORE THE UNDERNOTED ITEMS                                  (9,816,094)    (1,495,681)      (496,353)
Loss on sale of subsidiary [NOTE 10]                                      --             --       (130,000)
Loss from equity investment in Engyro [NOTE 18 ]                    (301,100)            --             --
Income  from investment in Viewer Services [NOTE13[B]]                    --             --         28,576
Minority interest                                                    (27,061)        29,476          3,537
Provision for income taxes [NOTE 7]                                       --             --       (150,000)
------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                  (10,144,255)    (1,466,205)      (744,240)
Loss from discontinued operations (net of income tax) [NOTE       (1,603,384)      (857,416)      (227,257)
13[A]]
------------------------------------------------------------------------------------------------------------
NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR                     (11,747,639)    (2,323,621)      (971,497)
------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE [NOTE 11]

Basic                                                                 $(1.38)        $(0.81)        $(0.36)
Diluted                                                               $(1.38)        $(0.81)        $(0.36)
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements

                           CHELL GROUP CORPORATION INC
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
                         (Expressed in Canadian dollars)

                                                                                           Capital in     Accumulated      Total
                                                                                          excess of par    retained    Shareholders'
                                               Preferred Shares         Common shares         value        earnings       Equity
                                            --------------------------------------------                   (deficit)
                                               Shares    Amount      Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1998                      900,000    10,917    2,625,170     162,484     8,837,948     2,021,829     11,033,178
 Payment for services rendered                     --        --        5,500         387        26,557            --         26,944
 Interlynx acquisition (note 13[a])                --        --       27,778       1,920        93,171            --         95,091
 Conversion of promissory notes                    --        --       98,193       6,844       602,207            --        609,051
 Net loss                                          --        --           --          --            --      (971,497)      (971,497)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1999                      900,000    10,917    2,756,641     171,635     9,559,883     1,050,332     10,792,767
 GalaVu acquisition (note 13[e])                   --        --      100,000       6,897       288,463            --        295,360
 Change in preferred share conversion rate         --        --           --       7,887       329,892       337,779
 Exercise of 68,500 stock options                  --        --       68,500       4,703       276,431            --        281,134
 Net loss                                          --        --           --          --            --    (2,323,621)    (2,323,621)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2000                      900,000    10,917    2,925,141     191,122    10,454,669    (1,273,289)     9,383,419
 Purchase of assets and shares (NOTE 13[F])        --        --    5,426,772     372,923     2,229,291            --      2,602,214
 Issued in lieu of salary                          --        --      131,974       9,484       315,577            --        325,061
 Settlement of debt                                --        --       36,602       2,694       109,085            --        111,779
 Preferred shares converted                  (900,000)  (10,917)     300,000      13,065            (9)           --          2,139
 Warrants                                          --        --           --          --       117,359            --        117,359
 Consulting services rendered                      --        --      145,000      10,405       456,218            --        466,623
 Exercise of 62,750 stock options                  --        --       62,750       4,416       208,637            --        213,053
Beneficial conversion on Debt                      --        --           --          --     1,959,144            --      1,959,144
 Net loss (restated - Note 17)                     --        --           --          --            --   (11,747,639)   (11,747,639)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2001
(restated Note 17)                                 --        --    9,028,239     604,109    15,849,971   (13,020,928)     3,433,152
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements

                           CHELL GROUP CORPORATION INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED AUGUST 31
                         (Expressed in Canadian dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                            2001                2000              1999
                                                                   (RESTATED - NOTE 17) (RESTATED - NOTE 17)

                                                                            $                   $                   $
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the year                                                 (11,747,639)          (2,323,621)          (971,497)
Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities:
Compensation costs related to the change in the conversion rate of
       Preferred shares                                                        --              337,779                 --
     Depreciation and amortization                                      3,040,407            2,249,321          1,429,219
     Amortization of discount                                             589,628                   --                 --
     Accretion of interest on non-interest bearing promissory notes       183,513              173,076             31,084
     Loss from investment in Viewer Services                                   --                   --            (28,576)
     Write-off of leasehold improvements                                  355,560                   --                 --
     Services rendered for shares                                         659,359                   --                 --
     Warrants issued                                                      174,084                   --                 --
     Write-off of prepaids arising from Chell asset purchase              367,235                   --                 --
     Write-off of assets arising from discontinued operations             939,513                   --                 --
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                        250,051               (7,801)         1,780,407
     Decrease (increase) in accounts receivable, trade                    790,018             (614,830)            (8,275)
     Decrease (increase) in income taxes receivable                       (11,977)            (143,227)                --
     Decrease in inventory                                                100,626               54,652             47,220
     Decrease (increase) in prepaid expenses                               98,779              119,616           (103,356)
     Decrease (increase) in other accounts receivable                     133,580              (30,796)          (153,020)
     Decrease (increase) in other assets                                   42,859             (202,799)                --
     Decrease (increase) in assets from discontinued operations           103,710             (267,046)           (78,177)
     Increase (decrease)in accounts payable and accrued liabilities     1,418,167              919,707           (304,370)
----------------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (2,858,450)             264,031          1,640,659
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                     (1,430,962)          (1,162,146)          (601,633)
Proceeds from disposal of property and equipment                               --                   --             23,557
Proceeds from sale of Interlynx [Note 13[a]]                               50,000                   --                 --
Investment in Viewer Services                                                  --                   --            (36,054)
Increase in deposit on purchase                                        (1,689,710)                  --                 --
----------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                      (3,070,672)          (1,162,146)          (614,130)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes and loans payable                                     5,006,134               21,908             38,485
Repayment of notes and loans payable                                     (102,447)             (67,436)           (48,007)
Proceeds from exercise of options                                          26,243              281,134                 --
----------------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         4,929,930              235,606             (9,522)
----------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE          (999,192)            (662,509)         1,017,007
PERIOD
Cash and cash equivalents, beginning of period                          1,355,613            2,018,122          1,001,115
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  356,421            1,355,613          2,018,122
----------------------------------------------------------------------------------------------------------------------------

Income taxes paid                                                          98,491               59,956            265,771
Interest paid                                                             146,781              121,579             67,356

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

FOREIGN EXCHANGE TRANSLATION

U.S. dollar accounts in these consolidated financial statements are translated into Canadian dollars on the following bases:

[a]The assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect at the consolidated balance sheet dates.

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

4. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

                                                            2001       2000
                                                              $         $
--------------------------------------------------------------------------------
Shares                                                     19,676          --
Money market funds                                             --     166,175
Debt securities
   U.S. treasury securities                                    --     103,552
--------------------------------------------------------------------------------
                                                           19,676     269,727
================================================================================

5. NOTE RECEIVABLE

The details of the note receivable are as follows:

                                                              2001        2000
                                                                $          $
--------------------------------------------------------------------------------
LONG-TERM
Connolly-Daw Holdings Inc.                                   160,000     160,000
--------------------------------------------------------------------------------
                                                             160,000     160,000
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

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            2001                                        2000
                           ----------------------------------------    ----------------------------------------
                                           ACCUMULATED     NET BOOK                   Accumulated     Net book
                                COST      DEPRECIATION      VALUE          Cost      depreciation      value
                                  $             $             $              $             $             $
---------------------------------------------------------------------------------------------------------------
Land                           785,500             --      785,500         785,500            --      785,500
Buildings                    1,480,401        260,489    1,219,912       1,480,401       227,505    1,252,896
Rental Equipment             3,911,487      3,574,523      336,964       3,880,304     2,886,104      994,200
Equipment                    6,233,095      2,663,991    3,569,104       5,357,321     1,585,572    3,771,749
Software                       810,166        301,571      508,595         591,253       151,069      440,184
Automobiles                     13,383         12,559          824          13,383         8,829        4,554
Computer Equipment           1,088,304        474,908      613,396         370,084       246,661      123,423
Masters and Libraries          937,056        467,547      469,509         545,949       281,560      264,389
Leasehold improvements       1,020,353        263,875      756,478         113,301        60,576       52,725
---------------------------------------------------------------------------------------------------------------
                            16,279,745     8,019, 463    8,260,282      13,137,496     5,447,876    7,689,620
===============================================================================================================

During the year, depreciation of property and equipment was $2,667,248 [2000 - $2,035,985; 1999 - $1,212,038].

7. INCOME TAXES AND DEFERRED INCOME TAXES

The provision for income taxes consists of the following:

                                                     2001       2000      1999
                                                       $          $        $
--------------------------------------------------------------------------------
Current
   FEDERAL                                            --         --      98,000
   PROVINCIAL                                         --         --      52,000
--------------------------------------------------------------------------------
                                                      --         --     150,000
================================================================================

The difference between the provision for income taxes and the amount computed by applying the combined basic federal and provincial income tax rate of 42.1% [2000 - 43.9%; 1999 - 44.6%] to income before income taxes is as set out below:

                                                                 2001         2000         1999
Taxes on continuing operations                                     $            $            $
---------------------------------------------------------------------------------------------------
STATUTORY RATE APPLIED TO PRE-TAX LOSS                        (4,051,216)    (509,125)    (285,001)
Benefit of current year's losses not recognized                3,734,669      405,563      344,782
Expenses not deductible for tax purposes                         316,547      117,745      167,333
Non-taxable accounting income                                         --           --      (42,482)
Other                                                                 --      (14,183)     (34,632)
---------------------------------------------------------------------------------------------------
                                                                      --           --      150,000
===================================================================================================


                                                                  2001         2000         1999
Taxes on discontinued operations                                   $             $            $
---------------------------------------------------------------------------------------------------
STATUTORY RATE APPLIED TO LOSS FROM DISCONTINUED                (675,025)    (376,406)    (101,357)
OPERATIONS
Loss of subsidiary sold during the year                         (539,922)          --           --
Capital loss on sale of subsidiary                             1,064,133           --           --
Benefit of current year's losses not recognized                  150,814      376,406      101,357
---------------------------------------------------------------------------------------------------
                                                                      --           --           --
===================================================================================================

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

$2,500,000 that can be carried forward indefinitely against capital gains realized in future years. The non-capital losses begin to expire in 2002.

8. LOANS AND NOTES PAYABLE

Loans and notes payable consists of the following:

                                                                    2001           2000
                                                                     $               $
------------------------------------------------------------------------------------------

LOANS PAYABLE
 Provincial Holdings Ltd. ["PHL"] [I]                              750,000        750,000
 Province of New Brunswick ["PNB"] [II]                                 --         19,381
 Atlantic Canada Opportunities Agency ["ACOA"] [III]                27,700         36,930
 ACOA [IV]                                                          32,985         38,485
 ACOA [V]                                                           18,608         21,908
 Royal Bank of Canada [VI]                                       1,206,478      1,243,151
------------------------------------------------------------------------------------------
                                                                 2,035,771      2,109,855
------------------------------------------------------------------------------------------

 NOTES PAYABLE
 Richard Wolfe                                                      69,778             --
 Debenture & Note Payable [VII & VIII, LESS DISCOUNT OF          3,530,233             --
 1,360,517 AND 0, RESPECTIVELY.]
 Promissory notes - GalaVu [NOTE 13[E]]                          2,662,698      2,662,698
------------------------------------------------------------------------------------------
                                                                 7,623,226      2,662,698
------------------------------------------------------------------------------------------
 Liens notes                                                            --          2,119
------------------------------------------------------------------------------------------
                                                                 8,298,480      4,774,672
=========================================================================================

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

[viii] On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture to the VC Advantage Limited Partnership ("VCALP"). As at August 31, 2001, US$1,700,000 has been advanced. This unsecured convertible debenture is due three years from issue. EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company has recorded a discount of $1,959,144 in October 2000 and has amortized $589,981 to interest expense for the year ended Aug 31, 2001. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at our option. The Convertible Debenture is convertible into common stock, at US$3.00 per share, in amounts specified by the VCALP. The maximum number of common shares VCALP will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to VCALP. The warrants have a term of four years. On November 30, 2000 the convertible debenture was assigned by VCALP to CALP II Limited Partnership.

Approximate future annual principal payments for long-term debt, exclusive of the above lien notes, are as follows:

                                                     $
                ------------------------------------------

                2002                            3,774,658
                2003                            2,615,493
                2004                            3,243,653
                2005                                8,800
                2006                                8,800
                2007 and thereafter                 7,593
                ------------------------------------------
                                                9,658,997
                =========================================

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

[c]      Lease commitments

The future minimum annual lease payments under operating leases are as follows:

                 Vehicles                                     $
                 -------------------------------------------------
                 2002                                      19,915
                 2003                                       4,794
                 2004                                       9,189
                 2005                                          --
                 2006                                          --
                 2007 and thereafter                           --
                 -------------------------------------------------
                                                           33,898
                 =================================================

                 Office Equipment                            $
                 -------------------------------------------------
                 2002                                     150,578
                 2003                                      76,327
                 2004                                      54,197
                 2005                                          --
                 2006                                          --
                 2007 and thereafter
                 -------------------------------------------------
                                                          281,102
                 =================================================

                 Premises                                    $
                 -------------------------------------------------
                 2002                                     493,190
                 2003                                     380,564
                 2004                                     380,564
                 2005                                      71,086
                 2006                                          --
                 2007 and thereafter                           --
                 -------------------------------------------------
                                                        1,325,404
                 =================================================

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

Common shares issued and outstanding for accounting purposes are as follows:

                                                     COMMON SHARES               CAPITAL IN
                                              ---------------------------       EXCESS OF PAR
                                                 NUMBER        AMOUNT              VALUE         TOTAL
                                                   #             $                   $             $
=========================================================================================================
BALANCE AS AT AUGUST 31, 1998                    2,625,170       162,484          8,837,948    9,000,432
Payment for services rendered                        5,500           387             26,557       26,944
Interlynx acquisition [NOTE 13[A]]                  27,778         1,920             93,171       95,091
Conversion of promissory notes [I]                  98,193         6,844            602,207      609,051
---------------------------------------------------------------------------------------------------------
BALANCE AS AT AUGUST 31, 1999                    2,756,641       171,635          9,559,883    9,731,518
GalaVu acquisition [NOTE 13 [E]]                   100,000         6,897            288,463      295,360
Exercise of 68,500 stock options                    68,500         4,703            276,431      281,134
Change in preferred shares conversion rate              --         7,887            329,892      337,779
---------------------------------------------------------------------------------------------------------
BALANCE AS AT AUGUST 31, 2000                    2,925,141       191,122         10,454,669   10,645,791
Purchase of assets and shares from
      Chel.com Ltd. and Cameron Chell            5,426,772       372,923          2,229,291    2,602,214
      [NOTE 13[F]]
Issued in lieu of salary                           131,974         9,484            315,577      325,061
Settlement of debt                                  36,602         2,694            109,085      111,779
Preferred shares converted                         300,000        13,065                (9)       13,056
Warrants                                                --            --            117,359      117,359
Consulting fees rendered                           145,000        10,405            456,218      466,623
Beneficial conversion feature on debt                   --            --          1,959,144    1,959,144
Exercise of 62,750 stock options                    62,750         4,416            208,637      213,053
---------------------------------------------------------------------------------------------------------
BALANCE AS AT AUGUST 31, 2001 (RESTATED)         9,028,239       604,109         15,849,971   16,454,080
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

The following is a summary of outstanding stock options:

                                        WEIGHTED AVERAGE          TOTAL
                                         EXERCISE PRICE
                                             U.S. $                 #
   -----------------------------------------------------------------------
   BALANCE AS AT AUGUST 31, 1998                                  460,000
   Issued                                     2.30                285,000
   Forfeited                                  2.41                (18,500)
   Expired                                    2.33                 (7,500)
   -----------------------------------------------------------------------
   BALANCE AS AT AUGUST 31, 1999                                  719,000
   Issued                                     9.42                772,000
   Exercised                                  2.79                (68,500)
   Expired                                    2.92               (125,500)
   -----------------------------------------------------------------------
   BALANCE AS AT AUGUST 31, 2000                                1,297,000
   Issued                                     4.33                 94,500
   Exercised                                  2.68                (62,750)
   Expired                                    2.40                 (3,750)
   -----------------------------------------------------------------------
   BALANCE AS AT AUGUST 31, 2001                                1,325,000
   =======================================================================

   Exercise price              EXPIRY DATE                        TOTAL
   U.S. $                                                             #
   -----------------------------------------------------------------------
   3.00                      November 20, 2001                      47,000
   3.00                      November 25, 2001 [I]                  56,750
   3.00                      April 8, 2002 [I]                       1,500
   3.00                      November 17, 2002 [I]                 115,500
   3.00                      November 20, 2002                      15,000
   2.00                      November 23, 2003                     141,250
   3.50                      February 25, 2004                       1,500
   3.00                      June 11, 2004 [NOTE 13[A]]             80,000
   2.00                      October 14, 2004                       75,000
   1.81                      November 23, 2004                      30,000
   4.375                     April 3, 2005                          25,000
   9.75                      August 11, 2005                       642,000
   9.75                      November 1, 2005                       23,000
   3.50                      December 6, 2005                       71,500
   -----------------------------------------------------------------------
   BALANCE AS AT AUGUST 31, 2000                                 1,325,000
   =======================================================================

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

The weighted average fair value of options granted during 2001 was U.S. $1.17 [2000 - U.S $5.51].

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

The Company's pro forma net loss and loss per share follows:

                                         2001         2000         1999
   -------------------------------------------------------------------------
                                          $            $            $
   Pro forma net loss                (13,000,844)  (2,518,310)  (1,399,105)
   =========================================================================

   PRO FORMA LOSS PER SHARE
   Basic                                   (1.55)       (0.88)       (0.53)
   Diluted                                 (1.55)       (0.88)       (0.53)
   =========================================================================

11. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended August 31:

-------------------------------------------------------------------------------------------------------------
                                                                     2001             2000          1999
                                                                      $                 $             $
=============================================================================================================
 NUMERATOR
 Net income (loss) [numerator for basic earnings (loss)         $(11,747,639)     $(2,323,621)    $(971,497)
 per share]
 Accretion of interest on non-interest bearing convertible          $183,513         $173,076       $31,084
 promissory notes (anti-dilutive)
 Numerator for diluted earnings (loss) per share                $(11,564,126)     $(2,150,545)    $(940,413)

 DENOMINATOR
 For basic weighted average number of shares                       8,393,589        2,873,042     2,635,050

 EFFECT OF DILUTIVE SECURITIES
 Convertible preferred shares                                             --               --            --
 Convertible promissory notes                                             --               --            --
 Employee stock options                                                   --               --            --

 Denominator for diluted  earnings (loss) per share - adjusted
 weighted  average number of shares and assumed conversions        8,393,589        2,873,042     2,635,050

 Basic loss per share                                                $(1.38)          $(0.81)       $(0.36)
 Diluted loss per share                                              $(1.38)          $(0.81)       $(0.36)
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

13. BUSINESS ACQUISITIONS/DISPOSITIONS

[A]      INTERLYNX MULTIMEDIA INC.

Effective September 1, 1997, the Company acquired 51% of Interlynx and its subsidiary for a purchase price of $622,000. The purchase price was satisfied by $357,000 in cash and the issue of 55,209 shares with a value of $4.80 per share. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                               $
        ---------------------------------------------------------

        Goodwill                                       1,136,029
        Net liabilities assumed                         (491,028)
        Acquisition costs capitalized                    (23,001)
        ---------------------------------------------------------
        PURCHASE PRICE                                   622,000
        =========================================================

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

The June 1, 1999 acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                              $
          ------------------------------------------------------

          Goodwill                                       95,091
          ------------------------------------------------------
          PURCHASE PRICE                                 95,091
          ======================================================

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

Summarized operating results of discontinued operations are as follows:

                                                                                Year Ended
                                                                                August 31,
                                                                 2001              2000          1999
                                                              ----------        -----------   ------------
Sales                                                         $ 313,555         $ 586,756      $ 596,951
Loss before income taxes                                       (665,673)         (857,416)      (227,257)
Income tax expense                                                    -                 -              -
Net (loss) from discontinued operations, net of tax            (665,673)         (857,416)      (227,257)
(Loss) on disposal of discontinued operations, net of tax     $(937,711)        $       -      $       -

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

[C]      MAGIC LANTERN COMMUNICATIONS LTD.

Effective October 1, 1996, the Company acquired 100% of Magic and its subsidiaries for a purchase price of $1,553,315 calculated on a discounted basis. Magic is a Canadian corporation that distributes educational videos and provides related services. The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                              $
         -------------------------------------------------------

         Goodwill                                     2,219,623
         Net liabilities assumed                       (575,126)
         Acquisition costs capitalized                  (91,182)
         -------------------------------------------------------
         PURCHASE PRICE                               1,553,315
         =======================================================

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

[D]      IMAGE MEDIA LTD. AND PILOT SOFTWARE

Effective August 18, 1997, the Company acquired certain of the business assets of Image Media Ltd. and 802117 Ontario Inc., operating as Pilot Software, for cash of $590,000. This acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as follows:

                                                             $
          -----------------------------------------------------

          Equipment                                    481,000
          Goodwill                                      45,000
          Inventory                                     37,000
          Sundry receivable                             27,000
          -----------------------------------------------------
          PURCHASE PRICE                               590,000
          =====================================================

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

                                                             $
             --------------------------------------------------

             Property and equipment                  3,487,498
             Assumption of liabilities               (529,440)
             --------------------------------------------------
             PURCHASE PRICE                          2,958,058
             ==================================================

         For the year ended August 31, 2001, GalaVu's gross revenue and loss before taxes were as follows:

                  Gross Revenue                  $6,517,940
                  Loss before taxes               ($441,636)
                  Per share data:
                   Basic loss                         (0.15)
                   Diluted                            (0.15)

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

15. SEGMENTED INFORMATION

The Company operates in the entertainment, education and merchant services industries. Corporate relates to costs that are not associated with a specific industry segment, but are required for the operations of the company. Business segment information for the years ended August 31, 2001, 2000 and 1999 are as follows:

--------------------------------------------------------------------------------------
                                                2001           2000            1999
                                                  $              $               $
--------------------------------------------------------------------------------------
EXTERNAL REVENUE
  Entertainment                             13,588,788     14,121,764       7,569,929
  Education                                  4,616,991      4,971,823       5,192,378
  Merchant Service                                  --             --              --
  Corporate                                     16,595         13,703          61,384
--------------------------------------------------------------------------------------
                                            18,222,374     19,107,290      12,823,691
--------------------------------------------------------------------------------------
INTER-SEGMENT REVENUE
  Education                                    183,329        275,941              --
  Corporate                                         --        128,283         223,435
--------------------------------------------------------------------------------------
                                               183,329        404,224         223,435
--------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
  Entertainment                               (208,371)       515,167         446,681
  Education                                 (1,084,531)      (792,665)       (623,400)
  Merchant Service                          (5,887,912)            --              --
  Corporate                                 (2,635,280)    (1,218,183)       (319,634)
--------------------------------------------------------------------------------------
                                            (9,816,094)    (1,495,681)       (496,353)
--------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Entertainment                              5,459,008      7,009,552       4,725,971
  Education                                  3,793,863      3,526,317       4,290,025
  Merchant Service                           1,489,711             --              --
  Corporate                                    479,330        895,894         837,653
--------------------------------------------------------------------------------------
                                            11,221,912     11,431,763       9,853,649
--------------------------------------------------------------------------------------
CORPORATE ASSETS
  Entertainment                              3,170,363      4,352,448       3,699,785
  Education                                   (666,589)       844,142         (22,367)
  Merchant Service                              99,754             --              --
  Corporate                                  2,141,512        355,590       1,063,713
--------------------------------------------------------------------------------------
                                             4,745,040      5,552,180       4,741,131
--------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
  Entertainment                                729,486        842,955         350,836
  Education                                    650,576        319,191         250,797
  Merchant Service                              50,900             --              --
--------------------------------------------------------------------------------------
                                             1,430,962      1,162,146         601,633
--------------------------------------------------------------------------------------
DEPRECIATION & AMORTIZATION
  Entertainment                              1,960,652      1,808,715         967,188
  Education                                    507,218        408,856         428,377
  Merchant Service                             431,967             --              --
  Corporate                                    140,570         31,750          33,654
--------------------------------------------------------------------------------------
                                             3,040,407      2,249,321       1,429,219
--------------------------------------------------------------------------------------

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

17. RESTATED FINANCIAL STATEMENTS

[A]      DISCOUNT ON CONVERTIBLE DEBT

         On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture of which US$1,700,000 has been advanced (NOTE 8[VIII]). EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company did not record the discount on the US$1,700,000 debt and therefore had to make an adjustment and restate its Fiscal 2001 financial statements. The Company has now recorded a discount of $1,959,144 in October 2000 and has amortized $589,981 to interest expense for the year ended Aug 31, 2001.

         Also as part of this transaction, the Company issued 50,000 warrants to purchase 50,000 common shares at US $3.00 per share. These warrants were valued and the Company recognized a $252,706 cost associated with these warrants. The company had expensed $77,215 and had $175,491 as other assets. The entire transaction has been reversed because the value of the warrants has been included in the calculation of the discount above.

The following table presents the impact of the 2001 restatements.

  ----------------------------------------------------------------------------
                                            As Previously      As Restated
                                               Reported
  ----------------------------------------------------------------------------
                                                   For the year ended
                                                    August 31, 2001

    Balance sheet:
        Other Assets                                388,802           212,539
  Long-term debt                                  5,884,339         4,523,822
      Share Capital

        Capital in excess of par value           14,143,533        15,849,971
        Deficit                                 (12,499,514)      (13,020,928)

    Statement of operations:
      Selling, general and administration        16,250,171        16,181,604
      Interest and Bank Charges                     881,398         1,471,379
      Net loss                                  (11,226,225)      (11,747,639)

  EPS
      Basic loss per share                            $1.34             $1.38
       Diluted loss per share                         $1.34             $1.38
  ----------------------------------------------------------------------------

[B]      CHANGE IN PREFERRED SHARES

         On April 4th, 2000, the ratio at which preferred shares could be converted to common shares was changed from 4.67 to 1 to 3 to 1. The resulting change from 192,857 to 300,000 common shares upon conversion resulted in a one-time compensation charge of $337,779. In order to reflect this change, the fiscal 2000 financial statements have been restated.

The following table presents the impact of the 2000 restatements.

    ------------------------------------------------------------------------
                                                As Previously   As Restated
                                                   Reported
    ------------------------------------------------------------------------
     Year ended August 31, 2000
      Balance sheet:
        Share Capital
          Common shares                               183,235       191,122
          Capital in excess of par value           10,124,777    10,454,669
          Deficit                                    (935,510)   (1,273,289)

      Statement of operations:
        Selling, general and admin                 10,726,556    11,064,335
        Net loss                                   (1,985,842)   (2,323,621)
    ------------------------------------------------------------------------

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

                           CHELL GROUP CORPORATION INC
                                FORM 10-K/A No.1
                                November 30, 2001
                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT                                        LOCATION
------    ----------------------                                        --------

2.1       Stock Purchase Agreement,  dated October 1, 1996, among
          Connolly-Daw   Holdings  Inc.,  1199846  Ontario  Ltd.,
          Douglas  Connolly,  Wendy Connolly and NTN  Interactive
          Network Inc., minus Schedules thereto .................  +1, Exh. 10.1

3.1       Articles of Incorporation, as amended to date .........          p. 59

3.2      By-Laws, as amended to date ............................          p. 62

4.1       Specimen Stock Certificate ............................          p. 71

10.1      License  Agreement,  dated March 23, 1990,  between NTN
          Communications, Inc. and NTN Interactive Network Inc. .  +2, Exh. 10.9

10.2      Stock Purchase Agreement,  dated as of October 4, 1994,
          between  NTN  Canada  and  NetStar   Enterprises   Inc.
          (formerly, Labatt Communications Inc.) ................     +3, Exh. A

10.3      Option, dated as of October 4, 1994,  registered in the
          name of  NetStar  Enterprises  Inc.  (formerly,  Labatt
          Communications Inc) ...................................     +3, Exh. B

10.4      Designation  Agreement  dated as of  October  4,  1994,
          among NTN Canada,  Inc., NTN  Interactive  Network Inc.
          and   NetStar   Enterprises   Inc.   (formerly   Labatt
          Communications Inc.) ..................................      3, Exh. C

10.5      Registration  Rights Agreement,  dated as of October 4,
          1994,  between NTN Canada and NetStar  Enterprises Inc.
          (formerly, Labatt Communications Inc.) ................      3, Exh. D

10.6      Promissory  Note  of  NTN   Interactive   Network  Inc.
          registered in the name of Connolly-Daw Holdings, Inc. .  +1, Exh. 10.2

10.7      Promissory  Note  of  NTN  Interactive   Network  Inc.,
          registered in the name of 1199846 Ontario Ltd. ........  +1, Exh. 10.3

10.8      Option   Agreement,   dated  October  1,  1996,   among
          Connolly-Daw  Holdings  Inc., NTN  Interactive  Network
          Inc. and NTN Canada, Inc. .............................  +1, Exh. 10.5

10.9      Option Agreement,  dated October 1, 1996, among 1199846
          Ontario  Ltd.,  NTN  Interactive  Network  Inc. and NTN
          Canada, Inc. ..........................................  +1, Exh. 10.6

10.10     Registration  Rights Agreement,  dated October 1, 1996,
          among NTN Canada, Inc.,  Connolly-Daw Holdings Inc. and
          1199846 Ontario Ltd. ..................................   1, Exh. 10.4

10.11 Employment Agreement dated as of August 31, 1994, between NTN Interactive Network Inc. and Peter Rona. .. +4, Exh. 10.11

10.12     Management  Agreement  dated  October 1, 1996,  between
          Magic  Lantern  Communications  Ltd.  and  Connolly-Daw
          Holdings Inc. ......................................... +4, Exh. 10.12

10.13     Employment  Agreement  dated  October 1, 1996,  between
          Magic Lantern Communications Ltd. and Douglas Connolly  +4, Exh. 10.13

10.14     Employment  Agreement  dated  October 1, 1996,  between
          Magic Lantern Communications Ltd. and Wendy Connolly .. +4, Exh. 10.14

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

10.16     Promissory  Note,  dated  September  10,  1999,  by and
          between 1373224  Ontario  Limited,  as Debtor,  and the
          Holder, as Creditor ................................... +5, Exh. 10.16

10.17     General Security  Agreement,  dated September 10, 1999,
          by and between 1373224 Ontario Limited,  to acquire the
          property and assets of GalaVu  Entertainment Inc., from
          the  person   appointed   by  the  court  of  competent
          jurisdiction as the receiver or receiver and manager of
          the property, assets and undertaking of GalaVu ........ +5, Exh. 10.17

10.18     Securities Pledge Agreement,  dated September 10, 1999,
          by and between  1373224  Ontario Limited to acquire the
          property and assets of GalaVu  Entertainment Inc., from
          the  person   appointed   by  the  court  of  competent
          jurisdiction as the receiver or receiver and manager of
          the property, assets and undertaking of GalaVu ........ +5, Exh. 10.18

10.19 Certificate to the Escrow Agent certifying that the conditions of Closing have been satisfied or waived ... +5, Exh. 10.19

10.20 Certificate to the Escrow Agent certifying that the conditions of Closing have not been satisfied or waived +5, Exh. 10.20

10.21     Occupancy and Indemnity Agreement,  dated September 10,
          1999, by and between 1373224 Ontario Limited to acquire
          the property and assets of GalaVu  Entertainment  Inc.,
          from the  person  appointed  by the court of  competent
          jurisdiction as the receiver or receiver and manager of
          the property, assets and undertaking of GalaVu ........ +5, Exh. 10.21

10.22     Order of the Ontario  Superior Court of Justice,  dated
          September, 1999, approving the transaction contemplated
          herein,  and vesting in the Purchaser the right,  title
          and interest of GalaVu and the Receiver, if any, in and
          to the Purchased  Assets,  free and clear of the right,
          title and  interest  of any  other  person  other  than
          Permitted Encumbrances ................................  5, Exh. 10.22

10.23     Bill of Sale,  dated September 13, 1999, by and between
          1373224  Ontario  Limited to acquire the  property  and
          assets of GalaVu  Entertainment  Inc.,  from the person
          appointed by the court of competent jurisdiction as the
          receiver  or  receiver  and  manager  of the  property,
          assets and undertaking of GalaVu ...................... +5, Exh. 10.23

10.24     Covenant   of   Networks   North  Inc.   for   valuable
          consideration  to  allot  and  issue  and  pay  to  the
          Receiver  100,000 common shares in accordance  with the
          Purchase  Agreement  date  September 10, 1999,  between
          1373224 Ontario Limited and the Receiver ..............  5, Exh. 10.24

10.25     Agreement  of Purchase and Sale dated August 4, 2000 by
          and  among   Networks   North  Inc.,   Networks   North
          Acquisition Corp., Chell.com Ltd. and Cameron Chell ...     6, Exh. A.

10.26     Valuation  of  Chell.com  Ltd.  as of May  31,  2000 by
          Stanford Keene ........................................    +6, Exh. B.

22        List of Subsidiaries ..................................         p. 110

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

 +   Filed electronically pursuant to Item 401 of Regulation S-T.

EXHIBIT 22. LIST OF SUBSIDIARIES OF CHELL GROUP CORPORATION AS AT NOVEMBER 26, 2001

Name of Subsidiary(1)                             Jurisdiction of Incorporation
---------------------                             -----------------------------

Chell Merchant Capital Group, Inc.......................................ONTARIO
Magic Lantern Communications Ltd.(2) ................................... Canada
NTN Interactive Network Inc............................................. Canada
3484751 Canada Inc...................................................... Canada
Sonoptic Technologies Inc.(4)........................................... Canada
GalaVu Entertainment Network Inc. ..................................... Ontario
TutorBuddy Inc.(3)..................................................... Ontario
Chell.com (USA) Ltd..................................................... Nevada

----------

NOTES:

(1)  Unless   otherwise   indicated,   all  named   entities  are   wholly-owned
     subsidiaries of Chell Group Corporation.

(2)  Wholly-owned subsidiary of NTN Interactive Network Inc.

(3)  Wholly-owned subsidiary of Magic Lantern Communications Ltd.

(4)  Majority owned (75%) subsidiary of Magic Lantern Communications Ltd.