Form 10-K
period 2002-08-31
CHELL GROUP CORP
filed 2004-05-13
CIK 797313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: AUGUST 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-18066

                             CHELL GROUP CORPORATION
             (Exact name of registrant as specified in its charter)

               NEW YORK                                       11-2805051
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

         800 3RD AVE., 21ST FLOOR, NY, NY                       10022
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

                           Yes               No   X
                               -----            ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value (i.e., last price) of voting stock held by non-affiliates of the Registrant, as of April 7, 2004 US$275,000 based on the closing sale price of US$0.02 on April 7, 2004.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 7, 2004 13,795,907 shares of common stock, par value US$0.0467 per share

      DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           FORWARD LOOKING STATEMENTS
                           --------------------------

      THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ANY REFERENCE TO "CHELL", THE COMPANY OR THE REGISTRANT, WE, OUR OR US MEANS CHELL GROUP CORPORATION, INC. AND ITS SUBSIDIARIES.

                                TABLE OF CONTENTS

                                 FORM 10-K INDEX

                                                                            PAGE

                                     PART I

Item 1.    Business..........................................................  1
Item 2.    Properties........................................................  9
Item 3.    Legal Proceedings................................................. 10
Item 4.    Submission of Matters to a Vote of Security Holders............... 12

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters............................................... 12
Item 6.    Selected Financial Data........................................... 13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........ 25
Item 8.    Financial Statements and Supplementary Data....................... 26
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 26
Item 9A.   Controls and Procedures........................................... 27

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant................ 28
Item 11.   Executive Compensation............................................ 30
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................... 33
Item 13.   Certain Relationships and Related Transactions.................... 34
Item 14.   Principal Accountant Fees and Services............................ 35

                                    PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 36

                                     PART I

EXCHANGE RATES

      The currency amounts in this Annual Report on Form 10-K, including the financial statements, are, unless otherwise indicated, expressed in Canadian dollars ("Cdn$"). This Form 10-K contains translations of certain amounts in Canadian dollars into United States dollars ("US$") based upon the exchange rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified. For such purposes, the exchange rate means the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that Canadian dollars could be converted into U.S. dollars at the rate indicated or at any other rate. The Noon Buying Rate at the end of each of the five years ended August 31, the average of the Noon Buying Rates on the last day of each month during each of such fiscal years and the high and low Noon Buying Rate for each of such fiscal years were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                             Fiscal Year Ended August 31,

                         2004(1)         2003           2002           2001           2000           1999           1998
At end of period       Cdn$1.3113     Cdn$1.3857     Cdn$1.5588     Cdn$1.5508     Cdn$1.4715     Cdn$1.4965     Cdn$1.5722
Average for period         1.3245         1.4822         1.5724         1.5284         1.4714         1.4949         1.4390
High for period            1.3632         1.5778         1.6003         1.5825         1.4955         1.5135         1.5770
Low for period             1.2960         1.3523         1.5317         1.4685         1.4489         1.4760         1.4100

(1)   Through April 6, 2004.


On April 6, 2004 the Noon Buying Rate was Cdn $1.3093.


ITEM 1. BUSINESS.

OVERVIEW

        GENERAL

        At August 31, 2002, we were engaged in the business of providing systems integration and interactive entertainment. Our business is conducted in our wholly-owned operating subsidiaries. At such date, we provided systems integration services through our Logicorp Data Systems Ltd. and Logicorp Services Group Ltd. subsidiaries (collectively referred to as "Logicorp") and eTelligent Solutions Inc. ("eTelligent"); and interactive entertainment services through our NTN Interactive Network Inc. ("NTN") and GalaVu Entertainment Network Inc. ("GalaVu") subsidiaries.

        We sold GalaVu on April 25, 2003 and effective December 15, 2003 we sold certain assets and liabilities of NTN. We discontinued the operations in our merchant capital services subsidiaries comprised of Chell Merchant Capital Group ("CMCG") and Chell.com USA, during February 2001; CMCG was then used to acquire Logicorp in January 2002.

        We were incorporated on May 12, 1986 pursuant to the laws of the State of New York as TrioSearch, Inc. In June 1988, we changed our name to NTN Canada, Inc. In March 1998 we changed our name to Networks North Inc. and in September 2000, changed our name to Chell Group Corporation. Our head office and principal place of business is located at 14 Meteor Drive, Toronto, Ontario, M9W 1A4. Our registered office is located at c/o Reitler Brown LLC, 800 Third Avenue, 21st Floor, New York, New York, 10022.

        Through August 31, 2001, our management employed an aggressive acquisition and disposition strategy. During the year ended August 31, 2002, our management employed a strategy of building and maintaining our current operations.

        In October 1996, we acquired all of the outstanding stock of Magic Lantern Communications Ltd., an Ontario corporation, and its subsidiaries. In August 1997, we acquired through Magic Lantern certain business assets of Image Media Ltd. and 802117 Ontario Inc., operating as Pilot Software. Effective March 18, 2002, we sold all of the outstanding stock of Magic Lantern Communications Ltd. for Cdn$1.85 million in cash.

        As of June 1999, we acquired all of the outstanding stock of Interlynx Multimedia Inc., an Ontario corporation. Effective June 2001, we sold our interest in Interlynx for $50,000 cash and a $45,000 note.

        In September 1999, we acquired substantially all of the property and assets (excluding accounts receivable) of GalaVu Entertainment Inc., an Ontario corporation. In April 2003, we sold GalaVu for $170,000 and a note for $325,000.

        In September 2000, we acquired certain assets and the following shares from Chell.com, a corporation the sole stockholder and director of which is Cameron Chell, our former Chairman of the Board of Directors, President, and Chief Executive Officer, for an aggregate purchase price of US$27,002,086: (a) 480,000 shares of cDemo which then represented approximately 14.3% of cDemo's issued and outstanding stock; (b) 875,000 shares of Engyro Inc. which then represented approximately 34% of Engyro's issued and outstanding stock; and (c) 100% of the issued and outstanding stock of Chell.com (USA) Inc., a Nevada corporation. See "Certain Relationships and Related Party Transactions."

        Effective January 1, 2002, we acquired through CMCG all of the issued and outstanding shares of 123557 Alberta Ltd. and 591360 Alberta Ltd. which own 1/3 of the shares of Logicorp Data Systems Ltd., and Logicorp Service Group Ltd. respectively. The remaining 2/3 of the shares of Logicorp Data Systems and Logicorp Service Group were acquired directly by CMCG.

        On March 18, 2002, we sold our educational video and media resources business, which was conducted through our Magic Lantern subsidiary and its subsidiaries.

        Effective December 15, 2003 we sold certain assets and liabilities of NTN to NTN Communications, Inc. ("NTN Communications"), an unaffiliated third party from which NTN licenses portions of its technology. The purchase price consisted of US$250,000 in cash, US$650,000 in stock of NTN Communications, and additional cash based on working capital at closing. The purchase price was offset by approximately US$700,000 owed by NTN to NTN Communications under this license agreement. We believe that the interactive entertainment industry does not represent the growth markets that we wish to develop.

        Until April 30, 2001, Chell.com USA was an operating company in the merchant services. Since then and thru August 31, 2002, we have not had any operations in merchant services.

        Engyro and cDemo were investment companies that were invested in under our merchant services segment. We have no further plans to develop these companies. We held shares in these companies as investments which were written down during the fiscal year ended August 31, 2001 to zero.

        BUSINESS SEGMENTS

        Systems Integration is an area of business in which our subsidiaries offer systems solutions to companies of various sizes. These solutions can be through the delivery and installation of computer hardware solutions; through offering services to companies to aid in their business processes or infrastructures or through personalized solutions aided for growing technology with their organization.

        Interactive Entertainment is an area of business that we have decided to divest ourselves of in order to focus our attention on the systems integration as is seen with the subsequent sales of GalaVu and NTN. This segment was viewed as an area of business in which we could use our technology to provide entertainment to the end user. In addition to being a benefit the end users, this entertainment would allow for the interaction with other users or just for their own benefit.

        Merchant Services was viewed as an area in which we could provide financing and operational expertise to growing companies in order to aid them with their development and growth. This segment has been discontinued by the closing down of our CMCG subsidiary's operations.

        ORGANIZATIONAL STRUCTURE

        During the year ended August 31, 2002, we conducted our business through five material operating subsidiaries or subsidiary groups and three other companies in which we held investments. The following is a list of these subsidiaries or groups and investments, a designation of the business segments in which each then operated, and the percentage of our revenue attributable to such subsidiary or group of subsidiaries or investment:

----------------------------------------------------------------------------------------------------
                                                                          PERCENTAGE OF REVENUE
                                                                           FOR THE YEAR ENDED
WHOLLY-OWNED SUBSIDIARIES                    BUSINESS SEGMENT                AUGUST 31, 2002
====================================================================================================

SUBSIDIARIES OR SUBSIDIARY GROUPS                                       ACTUAL        PROFORMA(1)
---------------------------------                                       ------        ----------
     Logicorp                           Systems Integration              94.9            70.6
     eTelligent                         Systems Integration               5.1             3.7
     NTN (sold December 2003)           Interactive Entertainment         0.0            13.6
     GalaVu (sold April 2003)           Interactive Entertainment         0.0            12.1
     CMCG                               Merchant Services                 0.0             0.0

INVESTMENT COMPANIES

     Engyro, Inc.                       Other                             0.0             0.0
     cDemo Inc.                         Other                             0.0             0.0
======================================================================================================

(1) The operations of NTN were sold on December 15, 2003. We sold GalaVu on April 25, 2003. We discontinued the operations of CMCG in February 2001. CMCG was then used to acquire Logicorp in January 2002.

        We believe that we currently beneficially own less than 5.0% of the outstanding securities of Engyro and cDemo. As a result of our minority investment in such entities, future revenues, when and if realized, will not be included in our total revenues. We have no obligation to provide additional funding or support to such corporations and believe that such corporations are immaterial to our business.

LOGICORP

        Logicorp is a Western Canadian information technology solution provider, specializing in network infrastructure, security, Microsoft Business Solutions and managed services. Our strategy is for our clients to consider us their one source for product and services, to meet their entire network infrastructure, security and managed services needs, whether it is at a single or multiple locations. We believe our strong relationship with manufacturers and suppliers and our commitment to development and education can be a huge advantage for our clients. We provide the strategies, solutions, services and products to help our clients manage the business and technology complexities of the digital economy, bringing together the world's best technologies and processes to address our clients' critical business imperatives. Our goal is to help clients solve complex business issues and achieve results with technology.

IT INFRASTRUCTURE. We offer comprehensive, expert development of clients' IT environments. Through our supply channels and our team of experts, we can assist a client in creating an IT infrastructure that will enable them to concentrate on managing their business and not the technology. Whether through remote monitoring and management, request management, or on-site systems support we can help a company maintain smooth operation of its network, regardless of the size of the network, by assisting in the management of the desktop environment for end-user communities, implementation and maintenance of desktop infrastructure, help-desk services, managing local area networks and shared systems and technology lifecycle management. We also offer a continuum of fully managed, scalable, hosting services, including assisting clients with the implementation and hosting of their enterprise packaged applications, storage related consulting, mainframe management, security and privacy services and web hosting services.

----------

(1) - See Note 13 of consolidated financial statements for disclosures on business acquisitions.

    o END USER SERVICES. Our services are customized to manage the desktop environment for end-user communities with distinct user profiles, devices, applications, work locations or collaboration needs. Offered through a Web portal with flexible pricing options. End user services include messaging, digital learning, mobility and mail services.

    o   FIELD  SERVICES.  We offer on-site  implementation  and  maintenance  of
        desktop   infrastructure,   including  hardware  and  software  support,
        install/move/add/change services and warranty management.

    o HELPDESK SERVICES. We provide users with a single point of contact for problem and service requests. These services enable direct interaction between the desktop user and EDS' technical support organizations, which leverage both human and technical resources.

    o INFRASTRUCTURE SERVICES. We manage local area networks and shared systems to defined levels of performance, including server management, network management, security management and backup/restore services.

    o TECHNOLOGY LIFECYCLE MANAGEMENT. EDS provides a suite of services that augment, support and increase the value and productivity of end-user hardware and software. These services include planning and architecture, procurement, global reporting, model office services (to test designs before implementation), security management and business continuity/disaster recovery services.

    o SECURITY AND PRIVACY. We deliver consulting, technology, training and managed solutions to ensure the privacy, integrity and continued availability of critical information and processes. Our services and solutions include smart cards and biometrics, perimeter protection of logical systems, best practices in business continuity, security and privacy training and outsourced managed security and privacy.

TRANSFORMATION SERVICES. Our transformation services consist of Business Process Innovation Services and Business Acceleration Services. Our Business Process Innovation Services help clients achieve their business objectives by redesigning and transforming their process and performance measurement systems to effectively support their business strategies. Our Business Acceleration Services optimize business processes and deliver solutions that enable clients to quickly realize business value, generate savings and minimize implementation risk.

APPLICATIONS MANAGEMENT AND DEVELOPMENT SERVICES. Our services help organizations plan, develop, integrate and manage custom applications, packaged software and industry-specific solutions. We offer applications management and development services on an outsourced or out-tasked basis. Services range from outsourcing of all application development and management to implementation and management of Logicorp-owned or third-party industry applications. Our services are supplemented by our industry-specific applications for the communications, financial, health care and transportation industries, as well as for government clients.

SERVICES CONSULTING

        Services Consulting consist of a variety of innovative and scalable solutions from enterprise strategy through application design, development and deployment. Our services encompass the management and deployment of disciplines, competencies and capabilities within the following areas: Applications Services, Applied Value Chain Services, Business Process Innovation Services and Business Acceleration Services.

    o APPLICATION DEVELOPMENT AND SUPPORT. We create new applications, providing full lifecycle support through delivery. We define the application requirements, analyze application characteristics, implement to a production environment and monitor performance for a warranted time.

    o APPLICATION SELECTIVE OUTSOURCING. We offer full support for either specific applications or an entire application portfolio. An expert Logicorp team assesses the specified applications, plans the transition and provides ongoing management to improve the client's productivity and operating efficiency.

    o CUSTOMER RELATIONSHIP MANAGEMENT SERVICES. Our services help clients create collaborative, client-centric organizations. We provide assessments, design and architecture, and implementation of CRM solutions to manage the customer experience.

    o ENTERPRISE RESOURCE MANAGEMENT SERVICES. Our services help clients assess and optimize their core enterprise business processes and applications globally in both shared and dedicated environments. Services include solutions engineering, enterprise modeling, real-time automation, business intelligence and enterprise-software expertise.

    o   INDUSTRY  PRODUCTS.   Services  include  a  full  range  of  consulting,
        planning, implementation and optimization to support adapting and deploying industry-specific solutions to meet our clients' needs.

BUSINESS PROCESS INNOVATION SERVICES

        Business Process Innovation Services facilitates clients in achieving their business objectives by redesigning and transforming their people, process and performance measurement systems to effectively support their business strategies. We create operational efficiencies and enhancements for our clients to deliver products and services to their clients as well as throughout our client's business. Services include the prompt identification of opportunities for the greatest impact, the development of a business case for change, the implementation of industry-specific best practices and the development of a phased change implementation plan. Our competencies are organized into the following practice areas:

    o INTEGRATION SERVICES. By integrating disparate systems, we offer clients greater access to information, systems and tools within their enterprise or among other members of their trading community. Our capabilities include integration assessment, application-to-application and business-to-business integration, building of portals and dashboards and workflow integration.

    o PORTALS AND DASHBOARDS. Provides clients with immediate, aggregated information in a personalized view. We focus on implementing secure, Web-based solutions that provide a single point of access to information, applications and services. This practice combines functions from many IT disciplines, including business intelligence, document management and Intranet site development.

    o COLLABORATION SERVICES. Enables clients to share and coordinate data with employees, customers, suppliers and partners, build digital communities and exchange information within applications, among enterprises and across business relationships. We optimize collaboration and improve related business processes through the deployment of leading messaging and collaboration technologies.

    o MOBILE APPLICATIONS. Enables clients to extend information sharing to an increasingly remote work force. Our offerings include Mobile Workplace, an integrated service platform providing mobile employees real-time interactive access to workplace applications, and Mobile e-mail and Collaboration, extending e-mail access to mobile employees.

    o WEB CONTENT MANAGEMENT. We design and deploy innovative Web content management solutions to help clients manage digital contents to deliver a personalized Web experience, enable collaboration and promote re-use.

    o WEB APPLICATION DEVELOPMENT. Allows clients to significantly reduce IT costs and create more responsive and effective organizations by seamlessly connecting information, people, systems and devices. We offer a range of services using Microsoft (R) and Java (R) 2 Enterprise Edition (J2EE) platforms as well as the advantages of certified developers, proven architectural frameworks and best practice software development methodologies.

    o MICROSOFT ENTERPRISE SERVICES. We build and deliver innovative solutions that leverage Microsoft platforms, products and tools, with emphasis on developer tools, server software, client software and end user applications.

eTELLIGENT SOLUTIONS INC.

        eTelligent is a western Canadian team of business system consultants specializing the in implementation and integration e-business, CRM (customer relationship management) and financial services solutions from Microsoft Great Plains. It is comprised of professional accountants, information technology specialists and support staff, who provide implementation, training and support services. eTelligent Solutions has offices in Edmonton and

Calgary, Alberta. It has offered successful business solutions to a variety of business organizations for over ten years, and it currently represents and supports over 70 Microsoft Great Plains customers throughout Alberta. All of its employees are certified through the Microsoft Great Plains University.

NTN

        NTN Interactive Network. Our NTN Interactive Network subsidiary is engaged in the marketing and distribution of the NTN Entertainment Network services throughout Canada. These activities are being conducted through an exclusive license covering Canada granted to NTN Sports Inc., (predecessor to our NTN Interactive Network subsidiary) by NTN Communications, Inc. of Carlsbad, California, an unaffiliated corporation from which NTN licenses a portion of its technology ("NTN-US"). The license grants our NTN Interactive Network subsidiary the right to market the products and programs of NTN Communications, Inc. throughout Canada for a 25-year term ending December 31, 2015. NTN-US does not have an equity position in us or in our NTN Interactive Network subsidiary.

        Effective on December 15, 2003, we sold certain assets and liabilities of NTN to NTN-US. In exchange for this business and assets, NTN-US has agreed to pay US$1.5 million (Cdn$2.03 million), consisting of (i) US$650,000 (approximately Cdn$853,000) of unregistered common stock (approximately 238,000 shares) of NTN-US (NTN:AMEX) valued on the closing market price on the date of sale and (ii) US$250,000 (approximately Cdn$328,000) in cash at closing, less certain fees due from NTN to NTN-US, such amounts payable in three equal monthly payments.

        THE NTN ENTERTAINMENT NETWORK

        The NTN Entertainment Network is owned and operated by NTN-US and uses existing technology to broadcast two-way interactive live events to subscriber locations. The network provides digital data transmissions, which enable equipment and software at subscriber locations to display text and graphics programming and to interpret responses from network viewers. All programming is produced at and transmitted from the NTN-US broadcast center in Carlsbad, California. More than 3,600 restaurants, lounges, hotels, and other hospitality sites across North America have subscribed to these services and installed systems capable of receiving network broadcasts. These subscriber systems receive satellite transmissions containing updates to the network interactive programs, such that thousands of patrons at subscriber locations can interact with the same programs simultaneously. Our NTN subsidiary markets the network throughout Canada to the hospitality industry, installs the systems, and provides technical and marketing support to network sites. Over 400 group subscribers are located in Canada. Designed to be hardware independent, the network may be transmitted through a variety of techniques including, direct satellite, cable, gateway service, FM sideband, Internet, TV vertical blanking interval, and telephone. We currently use direct satellite as the method of transmission.

        NETWORK PROGRAMMING.

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

        NTN PLAY-ALONG GAMES.

        NTN Play-Along Games are played in conjunction with live, televised events. The primary NTN Play-Along Game is QB1, a game of football strategy.

        NTN PREMIUM TRIVIA GAMES.

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

        INTERACTIVE EVENTS. Interactive Events is a customizable, hosted interactive trivia, polling or question event brought to the customer. An event can be created with a customer's logos, graphics and content and will be hosted by a real host to aid in increasing the enjoyment of the event.

        NTN INTERACTIVE NETWORK MARKET. Our NTN subsidiary positions the network to prospects and clients as a means of attracting patrons (to play the games), retaining their patronage (as they return to play again), and increasing the length of time patrons stay in their establishment. As the number of repeat customers and their length of stay increases, the hospitality establishment has an increased opportunity to sell additional food and beverage.

        Our NTN subsidiary's sales force targets the strongest hospitality outlets in Canada, including a number of chain accounts. Attractive rental packages are in place to support our NTN subsidiary's sales efforts. Our NTN subsidiary promotes the network as one of the best and technically advanced forms of on-premises advertising to this market, offering long-term repetitive exposure to a captive, attentive, and enthusiastic audience.

        Each end user receives the subscriber system, including the equipment and the proprietary software, from our NTN subsidiary. In most instances, the customer rents the equipment from our NTN subsidiary. Our NTN subsidiary, in turn, purchases equipment from several suppliers. Following installation, each end user pays a monthly fee to our NTN subsidiary for the network services.

GALAVU ENTERTAINMENT NETWORK INC.

        Our GalaVu subsidiary (sold April 2003) is a technology-based entertainment provider of interactive in-room entertainment systems to hotels. At August 31, 2002, our GalaVu subsidiary was installed in over 200 Canadian hotels, primarily small and mid sized. GalaVu's interactive system is based on proprietary technology and provides a wide range of affordable, in-room entertainment packages. Marketed to guests under the "Round-the-Clock Entertainment" brand, GalaVu's suite of products include Hollywood movies on demand, premium television programming, and other information and entertainment services designed to enhance the stay of hotel guests while generating revenue for our GalaVu subsidiary and its hotel partners.

        Pursuant to a Share Purchase Agreement dated April 25, 2003, we sold to DVOD Networks Inc., an Ontario corporation ("DVOD"), all of the issued and outstanding shares of capital stock of GalaVu for $1.00. Concurrently, we assigned to DVOD or caused our subsidiaries to assign to DVOD, for $2.00 promissory notes and other receivables of GalaVu in the aggregate amount of $1,672,608. In addition, 488605 Ontario Limited, a non-affiliated Canadian corporation ("488605") and an individual assigned a $375,000 note payable by GalaVu in return for $170,000. This amount was paid by DVOD to us and a new $325,000 note was issued to one of our subsidiaries.

CHELL MERCHANT CAPITAL GROUP

        CMCG was set up as a separate subsidiary to be in the business of researching, identifying and acquiring technology companies. CMCG's focus was to identify upcoming technology trends and create the effective infrastructure required to build out and support these trends.

    ENGYRO

        Engyro is the surviving legal entity resulting from the merger of R Home Funding Co. Ltd., a Nevada corporation and its wholly owned Delaware subsidiary, Engyro, Inc. Its headquarters are located in Shelton, Connecticut. Engyro was a financial transaction engine designed to support the high demands created by rapid growth in the application service Provider industry. We own less than 5.0% of the stock of Engyro and the remaining equity of the company is owned by private venture capitalists and Engyro's management. The direction and purpose of the company may now be very different from its original intent. We have written down our investment to zero as our ownership is less than 5%.

    cDEMO

        cDemo is a start up company that was incorporated in the State of Delaware in February 2000. We own less than 5.0% of the stock of cDemo and the remainder of the company's stock is distributed as follows: private venture capitalists; cDemo's management and employees, none of whom are affiliated with us. Allan Chell, the brother of Cameron Chell, our former Chairman of the Board of Directors, President and Chief Executive Officer, is a Director and principal shareholder of cDemo and it's Vice-President of Strategic Development.

        cDemo plans to position itself as a trusted and unbiased electronic assessment tool and service. To perform a standardized electronic assessment and listing, cDemo has researched and developed an assessment methodology that is capable of "commoditizing" products, and displaying them in a format that is easy to both read and view. cDemo's unique consortium of technology partners are producing a technological system that we believe will be capable of tailoring the cDemo electronic assessment to industry and partner requirements. The assessment software will be loaded into a rugged, handheld tablet. cDemo plans to use this tablet device to collect and transmit an electronic demonstration based on an Internet connection to the cDemo backend database.

GROWTH STRATEGY

        Our growth strategy primarily focuses on increasing the profitability of our operating companies through process development and technological advances to aid an organization in operating efficiencies, as well as acquiring assets of or interests in new companies such that we can increase our market share and our profitability or acquire unique technologies that our companies can sell and promote to our existing and potential new clients.

COMPETITION

        The market for each of our business segments at August 31, 2002 is rapidly evolving and highly competitive. Although we believe that each of our business segments is comprised of a large number of actual and potential competitors and that, other than our interactive entertainment business segment, the business segments in which we operate diverse segments of the interactive entertainment and venture capital services markets will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments.
Competitors include a wide variety of companies and organizations, including venture capitalists, interactive entertainment providers, Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers.

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

        GalaVu's competition includes other interactive in-room entertainment providers. With the development of new satellite technologies, and the increasing speed of network connections, GalaVu expects the competition to develop new services. These new services may include digital programming on demand, enhanced hotel concierge services, billing presentment and settlement, and others. GalaVu expects that new technologies will lead to intensifying competition in the future.

INTELLECTUAL PROPERTY

        Our success is dependent upon software and other intellectual property from third parties. Notwithstanding the foregoing, no one license is material to our business prospects, financial condition or results of operations. We must conduct our operations without infringing on the proprietary rights of third parties. We also rely upon non-patented trade secrets and the know-how and expertise of our employees. To protect our licensed technology and other intellectual property, we rely primarily on a combination of the protections provided by applicable contract, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. Although we believe that we have taken appropriate steps to protect our non-patented proprietary rights, including requiring that our employees and third parties who are granted access to our licensed technology enter into confidentiality agreements with us, there can be no assurance that these measures will be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire non-patented technologies or products similar or superior to ours.

        We license from third parties certain software and Internet tools that we include in our services and products. If any of these licenses were terminated, we could be required to seek licenses for similar software and Internet tools from other third parties or develop these tools internally. We may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all. Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. We may in the future be required to defend our intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or to defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to, and a diversion of effort by, us. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms or at all, and we may be unable to develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

EMPLOYEES

        As of March 31, 2004, we employed 65 employees in the four operating subsidiaries, consisting of 3 executives, 3 general managers, 29 salespersons, and 3 in marketing, 5 individuals involved in administration, 5 individuals involved in finance and accounting, 17 individuals involved in information services. We believe that our staff is adequate for our anticipated needs.

EMPLOYEE COMPENSATION

        For the years ended August 31, 2002, 2001, and 2000, among our current and former executive officers and directors, Don Pagnutti, our then President had annual compensation exceeding $100,000. No long-term compensation was awarded or paid to these individuals in such years.

        As of August 31, 2002, we did not have any formal written employment agreements with any of our directors, executives or other employees and we had not issued any stock options or stock appreciation rights to any executive officers (or any other persons).] We may grant stock options or stock appreciation rights to these or other executive officers or other persons in the future at the discretion of our Board of Directors.

ITEM 2.         PROPERTIES.

        On October 12, 2002, we sold an office building owned by 3484751 Canada Ltd. located at 775 Pacific Road, Oakville Ontario to an unrelated 3rd party for approximately $560,000. The sale of the building resulted in a loss of approximately $250,000.

        During the fiscal year ended August 31, 2002, we owned an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 12,500 square foot, one story building. On December 19, 2003, we sold this land and building to an unrelated third party for approximately $730,000 and recorded a gain on the sale of approximately $100,000.

        During the fiscal year ended August 31, 2002, we owned an approximately 29,000 square foot parcel of land, located at 10 Meteor Drive, Toronto, Ontario, on which stands a 14,000 square foot, two story building. We sold this land and building to an unrelated party on March 7, 2004 for approximately $710,000. The sale resulted in an approximate gain of $70,000.

        The properties located at 10 & 14 Meteor Drive in Toronto, Ontario and 775 Pacific Road in Oakville had been financed through a mortgage, with the Bank of Montreal, dated April 24, 2002. The principal balance outstanding regarding these two properties, as at August 31, 2002 was Cdn$1,166,667. The property at 14 Meteor was sold December 19, 2003 and our former subsidiary NTN and ourselves are occupying the property at 10 Meteor. NTN has signed a 2-month lease for the premises.

        During the fiscal year ended August 31, 2002, GalaVu leased 8,619 square feet of office space in a building located at 3790 - 3820 Victoria Park Avenue, North York, Ontario, which lease expires on October 31, 2002 (CND$77,729 annually).

        During the fiscal year ended August 31, 2002, Chell Merchant Capital Group leased 12,043 square feet of office space in Suites 301, 500 and 700 in a building located at 630 - 8th Avenue S.W. Calgary, Alberta, T2P 1G6. The combined annual rent of the three suites was Cdn$202,087. We subleased this space to unaffiliated third parties upon the discontinuation of the operations of this subsidiary for Cdn$150,000 per annum.

        Commencing on December 15, 2002, we started utilizing interim space in Toronto, Ontario at nominal cost.

        Logicorp leases approximately 17,502 square feet in Edmonton, 11,800 square feet in Calgary and approximately 4,500 square feet in Vancouver for approximately annual rent of $220,350, $115,640 and $62,300 respectively. The leases expire as follows: Edmonton - December 2006, Calgary - July 31, 2012, and Vancouver - March 31, 2007.

        We believe that our facilities and those of our subsidiaries are adequate for their present requirements.

ITEM 3.         LEGAL PROCEEDINGS.

        In the ordinary course of business we may be subject to litigation from time to time. Set forth below is a description of material pending litigation to which we are a party.

        NTN LITIGATION

        On June 18, 1992, Interactive Network Inc. (Interactive) commenced a lawsuit against us, NTN Communications and our NTN subsidiary in the Federal Court of Canada, Trial Division, Montreal, Quebec, under the titled INTERACTIVE NETWORK, INC. v. NTN COMMUNICATIONS, INC., NTN SPORTS, INC. AND NTN CANADA, INC. This action alleges that Interactive granted NTN Communications the right to use the Interactive Patent, which right Communications then improperly licensed to our NTN subsidiary and us. Interactive alleges that the license agreement between NTN Communications and our NTN subsidiary and us infringes upon the Interactive Patent. The action seeks a declaration of the validity of the Interactive Patent, an injunction restraining us from further infringement, and either damages (in an unspecified amount) or an accounting of profits derived from certain games used in Canada. Except for the aforementioned pleadings, no proceedings or discovery have been undertaken in this action.

        We believe that the licenses granted to us by NTN Communications are valid and that the patent infringement claims underlying this action will ultimately be proven to be unfounded. We intend to vigorously defend our position and to prosecute the Interactive position in the action; however, there can be no assurance that any or all of these actions will be decided in favor of us. We believe, based in part upon the advice of outside, independent counsel, that the costs of defending and prosecuting these actions will not have a material adverse effect upon our financial position.

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

        CANADA CUSTOMS AND REVENUE AGENCY LITIGATION

        Canada Customs and Revenue Agency is currently in discussions with us regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. An assessment in the amount of approximately $550,000 has been made to date by Canada Customs and Revenue Agency and we have filed a notice of objection. We believe that we have valid defenses with respect to these matters and accordingly, no amount has been recorded in the Company's financial statements. In the event that such matters are settled in favor of Canada Customs and Revenue Agency, the amounts could be material and would be recorded in the period in which they become determinable.

        LOGICORP DATA SYSTEMS LITIGATION

        On January 27, 2003, a former President of Logicorp Data Systems filed a wrongful dismissal claim against Logicorp Data Systems and us. A round of examinations for discovery has been held and preparation of the affidavit of records is underway. Further discoveries were held during the week of September 8, 2003. Our counsel has determined that it is too early in the process to evaluate the merits of the case. We have not accrued any liabilities related to this claim as of August 31, 2002. We have filed a counter-suit stating that the former President was fraudulent in his representation to the Company.

        In June 2001, a former employee filed a wrongful dismissal claim against LDS. Subsequently the employee offered to settle for which LDS rejected. No further action has taken place since October 2001 and accordingly, LDS believes it will prevail and has not accrued liabilities on the accompanying financial statements related to this claim.

8% CONVERTIBLE NOTES

        On December 1, 2001, the Company offered to certain investors 8% convertible notes up to a maximum amount of US$ 8,000,000 in a private placement. The Company received approximately Cnd$6,587,622 through this offering. Under the terms of this offering, the notes are convertible into shares of common stock at a price of the greater of (1) 50% of the average closing bid prices for the ten trading days prior to conversion or (2) US$0.50. These notes were due August 9, 2002. On April 9, 2002 all of the holders of the notes signed commitments to voluntarily convert the notes based on the conversion price per the terms of the agreement, which was determined to be US$0.95 per share. This conversion was subject to shareholder approval. The conversion of these notes would have resulted in the issuance of approximately 4,389,000 shares representing approximately 20% of the total common shares outstanding after the issuance, and diluting the current common stockholders. As of August 31, 2002, none of these shares has been issued and the outstanding amount of the convertible notes was classified as liabilities. As of December 2, 2002, the Company, Joseph Gunnar & Co., LLC ("JGUN"), the placement agent in this offering, and the holders of these notes entered into a settlement agreement providing that the conversion price for these notes shall equal 85% of the two day weighted average trading price of the common stock for the five trading days preceding effective date of the registration statement under the Securities Act of 1933, as amended, relating to the resale of the shares of common stock issuable upon such conversion, provided, that such conversion price cannot be greater than $0.75 or less than $0.40. Effective January 7, 2003, the Company, JGUN, Cameron Chell and the holders of the notes agreed that if this registration statement is not declared effective on or prior to September 1, 2003, the noteholders could "put" their shares of common stock to Mr. Chell at a price of $0.475 per share during the period of December 1 - 14, 2003. At April 30, 2004, such registration statement has not been filed. By letter dated December 4, 2003, the noteholders agreed to permit the Company until February 28, 2004 to file all required filing and periodic reports under the Securities Exchange Act of 1934, as amended, and to amend the period during which they may "put" their shares issuable upon such conversion to Mr. Chell from December 1--14, 2003, to March 1 - 14, 2004, in exchange for the extension of the "put" period and the reduction of the conversion price to $0.25 per share, provided, that, if such deadline was not satisfied by the Company such agreement and reduction of the conversion price would be null and void. By letter, dated February 26, 2004, this deadline and the "put" period were amended to be April 30, 2004 and May 1 - 14, 2004, respectively. By letter, dated April 29, 2004, the Company requested that such deadline and "put" period be further amended to be May 30, 2004 and June 1 - 14, 2004, respectively. In the event that the notes should be converted into shares of common stock at the conversion price of $0.25 per share, the aggregate number of shares of common stock issued upon such conversion would be approximately 16,640,000, representing approximately 54% of the common stock outstanding giving effect to such conversion. One noteholder has indicated to the Company that it believes that it has a cause of action against the Company with respect to the foregoing and its rights under such notes, and has threatened to bring such action against the Company. In the event that the Company should be found to be in default of the notes or the related agreements, the Company may be required to repay the notes in the event that a settlement is not reached with the noteholders. In such event, the Company does not believe that it currently has the necessary capital available to repay the notes and would be required to seek additional sources of capital or seek protection from creditors. See "Management's Discussion and Analysis of
Financial   Condition   and  Results  of  Operations  -  Liquidity  and  Capital
Resources".

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock, par value $.0467 per share (the "Common Stock"), was delisted from the over-the-counter market and was quoted on the NASDAQ Small Cap Market ("NASDAQ"), under the symbol "CHEL". It is now traded on the NASDAQ pink sheets under the symbol "CHEL.PK". Set forth below is the range of high and low bid prices (US$) for shares of Common Stock for each full quarterly period within our three most recent fiscal years and our quarter of the current year. The information reflects inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

       -----------------------------------------------------------------
                                                  HIGH          LOW
                                                -------       ------
                                                 (US$)         (US$)
       =================================================================
        2000 FISCAL YEAR
                 First Quarter                    2.500         1.500
                 Second Quarter                   3.625         1.375
                 Third Quarter                    7.875         2.250
                 Fourth Quarter                  11.438         3.000
        2001 FISCAL YEAR
                 First Quarter                    7.219         3.000
                 Second Quarter                   4.813         1.813
                 Third Quarter                    2.313         0.938
                 Fourth Quarter                   1.600         0.870
        2002 FISCAL YEAR
                 First Quarter                    1.310         0.510
                 Second Quarter                   1.990         0.520
                 Third Quarter                    2.250         1.190
                 Fourth Quarter                   1.40          0.109
        2003 FISCAL YEAR
                 First Quarter                    0.909         0.109
                 Second Quarter                   0.209         0.019
                 Third Quarter                    0.409         0.109
                 Fourth Quarter                   0.499         0.001
        2004 FISCAL YEAR
                 First Quarter                    0.259         0.001
                 Second Quarter                   0.109         0.01

       -----------------------------------------------------------------

        On April 7, 2004, the closing price of the Common Shares on NASDAQ pink sheets was US$0.02.

        As of April 7, 2004, we had 13,795,907 shares of common stock outstanding.

        As of the close of business on April 7, 2004, there were approximately 228 holders of record of our Common Stock. We believe that there are approximately 1,100 beneficial holders of Common Stock. We are informed and believe that as of December 10, 2003, Cede & Co. held 3,406,326 shares of our common stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

        Since its inception in 1986, we have not paid any cash dividends on our Common Stock. However, we have, in the past, declared certain stock dividends and stock splits. We intend to retain earnings, if any, to finance operations and, therefore, do not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.         SELECTED FINANCIAL DATA.

        The  following  table  sets  forth  a  summary  of  selected   financial
information regarding the Company and its subsidiaries, consolidated, for each of the five fiscal years ended August 31, 2002.

STATEMENT OF OPERATIONS DATA (CANADIAN DOLLARS):

        --------------------------------------------------------------------------------------------------------------------
                                                               YEAR ENDED AUGUST 31,

                                                   2002              2001            2000           1999            1998
                                                -----------       ---------       ---------      ----------      -----------
                                                   Cdn$              Cdn$            Cdn$           Cdn$            Cdn$
                                                                 Restated(1)
        ====================================================================================================================
        Operating revenues                       34,207,924          16,595          13,703          61,804         117,561

        Cost of sales                            31,319,987              --              --              --              --

        Gross profit                              2,887,937          16,595          13,703          61,804         117,561

        Net income (loss)                       (30,751,537)    (11,747,639)     (2,323,621)       (971,497)        618,065

        Net income (loss) per share,
        basic and diluted                             (3.11)          (1.40)          (0.81)          (0.36)           0.24

        Weighted average number of
         shares outstanding, basic
         and diluted                              9,879,836       8,393,589       2,873,042       2,635,050       2,550,805
        ====================================================================================================================

BALANCE SHEET DATA (CANADIAN DOLLARS):

        --------------------------------------------------------------------------------------------------------------------
                                                                                  AUGUST 31,
                                                   2002              2001            2000           1999            1998
                                                -----------       ---------       ---------      ----------      -----------
                                                                 RESTATED(1)
        ====================================================================================================================
        Total assets                              9,246,755       9,537,219      10,631,974      12,072,282      12,952,836

        Long-term obligations                     2,914,656       2,417,388       1,206,479       1,243,151       1,857,245

        Shareholders' (deficit) equity          (16,988,536)      3,408,066       9,383,419      10,792,767      11,033,178
        ====================================================================================================================

(1) - See Note 17 to consolidated financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY AND COST OF FINANCIAL RESOURCES, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS. THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

INTRODUCTION

        CORPORATE BACKGROUND

        We are engaged in the business of providing interactive entertainment services, electronic/on-line products and services, systems integration services, corporate services and merchant capital services. Our core businesses are interactive entertainment services provided by our NTN Interactive Network and GalaVu Entertainment Network Inc. subsidiaries and the systems integration services provided by our Logicorp Data Systems Ltd. subsidiary.

        As of August 31, 2002, we had a working capital deficit of $17,960,854 and an accumulated deficit of $43,909,481. We generated revenues of $34,207,924 for the 2002 Fiscal Year and incurred a net loss of $30,751,537. In addition, during the 2002 Fiscal Year, net cash used in operating activities was $9,019,544.

        We are in a transitional stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this annual file do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are costs based on costs associated with raising funds, retirement of debt and a write-down of goodwill. Accordingly, we believe that, at our current stage of operations period-to-period comparisons of results of operations are not meaningful.

    PLAN OF OPERATIONS

    Our business strategy is to focus on our core operating companies in order to make the profitable, to divest ourselves of non-core operating and to wind up all other non-operating companies, as well as to find new opportunities in order to increase our value and profitability. Our core operations are the systems integration segment companies. Additionally, we intend to become current with all of our filings and we will begin to petition for market status.

    We expect our general and administrative costs to increase in future periods due to our operating as a public company whereby we will incur added costs for filing fees, increased professional services and insurance costs.

        The following is our selected statement of operations data by business segment for the years ended August 31, 2002, 2001, and 2000.

================================================================================
                                       2002            2001            2000
                                         $               $               $
                                                     Restated        Restated
================================================================================
REVENUE
  Systems Integration                34,205,614              --              --
  Corporate                               2,310          16,595          13,703
--------------------------------------------------------------------------------
                                     34,207,924          16,595          13,703
--------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
  Systems Integration                (1,162,568)             --              --
  Merchant Service                           --      (5,076,619)             --
  Corporate                         (15,089,159)     (3,115,758)     (1,321,542)
--------------------------------------------------------------------------------
                                    (16,251,727)     (8,192,377)     (1,321,542)
--------------------------------------------------------------------------------
NET LOSS
  Systems Integration               (12,173,848)             --              --
  Merchant Service                           --      (6,524,427)             --
  Corporate                         (16,561,949)     (3,115,758)     (1,367,902)
  Discontinued Operations            (2,015,740)     (2,107,454)       (955,719)
--------------------------------------------------------------------------------
                                    (30,751,537)    (11,747,639)     (2,323,621)
--------------------------------------------------------------------------------
TOTAL ASSETS
  Systems Integration                 6,435,982              --              --
  Merchant Service                           --       1,589,465              --
  Education                                  --         128,986       1,088,157
  Corporate                           2,810,773       3,170,689       1,818,027
  Discontinued Operations                    --       4,648,078       7,725,789
--------------------------------------------------------------------------------
                                      9,246,755       9,537,218      10,631,973
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES
  Systems Integration                   127,737              --              --
  Corporate                               7,355          46,978              --
--------------------------------------------------------------------------------
                                        135,092          46,978              --
--------------------------------------------------------------------------------
DEPRECIATION & AMORTIZATION
  Systems Integration                   425,692              --              --
  Merchant Service                           --         431,967              --
  Corporate                             601,550         162,836          47,055
--------------------------------------------------------------------------------
                                      1,027,242         594,803          47,055
--------------------------------------------------------------------------------
INTEREST EXPENSE
  Systems Integration                   182,209              --              --
  Corporate                          10,077,990       1,146,708          46,360
--------------------------------------------------------------------------------
                                     10,260,199       1,146,708          46,360
--------------------------------------------------------------------------------


        RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2002 COMPARED TO YEAR ENDED AUGUST 31, 2001

        REVENUES. Revenues from product sales for the 2002 Fiscal Year were $32,468,400. As Logicorp was purchased in the 2002 Fiscal Year there is no comparison for our fiscal year ended August 31, 2001 (the "2001 Fiscal Year").

        Revenues from service sales for the 2002 Fiscal Year were $1,739,524. As Logicorp was purchased in the 2002 Fiscal Year there is no comparison.

        Other revenues were nil, compared to $16,595 for the 2001 Fiscal Year. Other revenue composed of income derived from securities held. Since there are no longer such investments, there was a decrease.

        As a result of the foregoing, our total revenues in the aggregate were $34,207,924, compared to $16,595 for the 2001 Fiscal Year, an increase of $34,191,329. The increase is due to the purchase of the Logicorp entities.

        COST OF REVENUES. Cost of revenues from product sales for the 2002 Fiscal Year was $30,725,499. As Logicorp was purchased in the 2002 Fiscal Year there is no comparison for our 2001 Fiscal Year.

        Cost of revenues from service sales for the 2002 Fiscal Year were $594,488. As Logicorp was purchased in the 2002 Fiscal Year there is no comparison.

        As a result of the foregoing, our total cost of revenues for continuing operations was $31,319,987, compared to $nil for the 2001 Fiscal Year, an increase of $31,319,987 or 100%.

        GROSS PROFIT. Gross profit was $2,887,937 for the 2002 Fiscal Year compared to $16,595 for the 2001 Fiscal Year. As Logicorp was purchased in the 2002 Fiscal Year there is no comparison for our 2001 Fiscal Year.

        EXPENSES. Selling, general and administrative expenses for the 2002 Fiscal Year were $7,622,873, compared to $7,258,609 for the 2001 Fiscal Year, an increase of $364,264 or 5.0%. Of this, there was increased legal and accounting fees of $1,324,433 offset by decreasing operating costs of CMCG. These increased due to the acquisition and the financing raises.

        Depreciation and amortization for the 2002 Fiscal Year were $1,027,242, compared to $594,803 for the 2001 Fiscal Year, an increase of $432,439 or 72.7%. This increase is the result of $425,692 of additional depreciation resulting from the addition of Logicorp and eTelligent. As a percentage of our total revenues, such costs decreased to 3.0% for the 2002 Fiscal Year.

        Loss from the impairment of goodwill for the 2002 Fiscal Year was $10,489,549 compared to nil for the 2001 Fiscal Year. The costs arose from the revaluation of our subsidiaries in the Logicorp Group of Companies. As a percentage of the Company's total revenues, such costs were 30.7% for the 2002 Fiscal Year.

        Loss from operations for the 2002 Fiscal Year was $16,251,727 compared to $8,192,377 for the 2001 Fiscal Year, an increase of $8,059,350 or 98.4%. This increase was caused primarily by the impairment of goodwill of $10,489,549.

        Loss on extinguishment of debt was $521,120 for the 2002 Fiscal Year with no comparison for the 2001 Fiscal Year. A beneficial conversion and interest expense was calculated as of the date of the agreement to convert the notes to common shares, as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. The Company recognized a loss on extinguishment of debt and corresponding additional paid in capital and the balance of this debt has been retired.

        Interest expense for the 2002 Fiscal Year were $10,123,183, compared to $1,146,708 for the 2001 Fiscal Year, an increase of $8,976,475 or 782.6%. The increase was the result of the interest costs of beneficial conversion features ($6,283,881), interest costs associated with the financing raises ($1,909,011), the amortization of the discount on debt ($589,981), increased debt levels and the addition of Logicorp ($193,602). As a percentage of our total revenues, such costs increased to 29.5% for the 2002 Fiscal Year.

        Loss on write-down of investments for the 2002 Fiscal Year were $1,838,140 compared to nil for the 2001 Fiscal Year. The costs arose from writing off the investment in Wareforce and the deposit on Applicationstation.com. As a percentage of the Company's total revenues, such costs were 5.4% for the 2002 Fiscal Year.

        The financing costs, write-down on investments and the loss on sale of subsidiaries are one-time in nature and we don't view them as occurring until similar transactions happen.

        NET INCOME/LOSS. As a result of all of the above, the Company's net loss for the 2002 Fiscal Year was $30,751,537 (which includes 2,015,740 of losses from discontinued operations) compared to net loss of $11,747,639 (which includes 2,107,454 of losses from discontinued operations) for the 2001 Fiscal Year, a change of $19,003,898.

        DISCONTINUED OPERATIONS. The Company sold Galavu and Interactive subsequent to August 31, 2002 (See Note 4 of financial statements for further discussion). Accordingly, the Company is following the guidance in APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," and EITF 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs After the Balance Sheet Date but Before the Issuance of Financial Statements". The operations of Galavu and Interactive, along with Magic, are presented as discontinued operations for all periods presented.

YEAR ENDED AUGUST 31, 2001 COMPARED TO YEAR ENDED AUGUST 31, 2000

        REVENUES.

        Other revenues were $16,595, compared to $13,703 for the 2000 Fiscal Year, an increase of $2,892 or 21.1%.

        As a result of the foregoing, our total revenues in the aggregate were $16,595, compared to $13,703 for the 2000 Fiscal Year, an increase of $2,892 or 21.1%.

        COST OF REVENUES. Cost of revenues were nil for network services for the 2001 and 2000 Fiscal Years.

        GROSS PROFITS. Gross profits were $16,595 for the 2001 Fiscal Year compared to $13,703 for the 2000 Fiscal Year, an increase of $2,892 or 21.1%.

        EXPENSES. Selling, general and administrative expenses for the 2001 Fiscal Year were $7,258,609, compared to $1,288,190 for the 2000 Fiscal Year, an increase of $5,970,419 or 463.5%. The increase was caused by the addition of the Chell Merchant Capital Group and Chell.com (USA). Chell Merchant Capital Group's and Chell.com (USA)'s selling, general and administration expenses for the 2001 Fiscal Year were $5,452,378 and $121,715 respectively (There are no comparative figures for the 2000 Fiscal Year). There were increased consulting, legal and accounting fees of $298,556, $819,215 and $302,739 respectively. These increased due to the acquisition and the increased reporting requirements for the Quarterly reviews. There were also increased operating costs due to the addition of the two new companies, such as: communications ($202,531), rent and utilities ($117,649), travel ($992,595), office supplies ($100,023). Also there was increased advertising and promotion ($418,557) and investor and public relations ($492,846) associated with the two new companies. In addition there was an increase in salaries and benefits of $1,762,128. These staffing levels have been reduced and these costs should not be incurred in the next fiscal year. As a whole, Chell Merchant Capital Group and Chell.com (USA) attributed for the increase in selling, general and administrative expenses, however these costs have been dramatically decreased and should not occur with our current company structure in the next fiscal year.

        Write-off of leaseholds was $355,560 for the 2001 Fiscal Year. Chell Merchant Capital Group experienced the one-time write-offs.

        Interest and bank charges for the 2001 Fiscal Year were $1,146,708, compared to $46,360 for the 2000 Fiscal Year, an increase of $1,100,348 or 2,373.5%. The increase was the result of the increased debt levels associated with the promissory note and convertible debenture. As a percentage of our total revenues, such costs increased to 6910.0% for the 2001 Fiscal Year from 338.3% for the 2000 Fiscal Year.

        Depreciation and amortization for the 2001 Fiscal Year were $594,803, compared to $47,055 for the 2000 Fiscal Year, an increase of $547,748 or 1,164.1%. This increase is the result of depreciation on the capital asset additions in 2001, and the addition of our Chell Merchant Capital Group subsidiary ($431,697). As a percentage of our total revenues, such costs increased to 3,584.2% for the 2001 Fiscal Year from 343.4% for the 2000 Fiscal Year.

        NET INCOME/LOSS. As a result of all of the above, the Company's net loss for the 2001 Fiscal Year was $11,747,639 (which includes 2,107,454 of losses from discontinued operations) compared to net loss of $2,323,621 (which includes 955,719 of losses from discontinued operations) for the 2000 Fiscal Year, a change of $9,424,018.

        LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity have been cash provided by operations, sale of subsidiaries, capital raises, issuance of short-term notes payable and credit terms from suppliers and subcontractors. Our principal uses of cash have been for operations and working capital. We anticipate these uses will continue to be our principal uses of cash in the future.

        At the 2002 Fiscal Year end, we had the requisite working capital to fund our ongoing business operations based upon the losses that had been incurred during the previous two fiscal years. In addition, our business plan for 2003 contemplates obtaining additional working capital through refinancings or restructurings of our existing loan agreements, and the possible sale of some of our existing subsidiaries. Our management is of the opinion that they will be able to obtain enough working capital and that together with funds provided by operations, there will be sufficient working capital for the Company's requirements.

        We may require additional financing in order to implement our business plan. We currently anticipate capital expenditures of at least $250,000 during the next 12 months for the replacement of older capital assets. If the anticipated cash generated by our operations are insufficient to fund requirements and losses, we will need to obtain additional funds through third party financing in the form of equity, debt or bank financing. There can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. If additional capital is not raised, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of a financing involving equity, the holders of our common stock may experience substantial dilution. In addition, as our results may be negatively impacted and thus delayed as a result of political and economic factors beyond our control, our capital requirements may increase.

        The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; the loss of any of our major customers; a continued downturn in the economy in general or in the interactive entertainment sector; a further decrease in demand for our products or continued weak demand for these products; our ability to attract new customers; our ability to reduce costs; an increase in competition in the market for interactive entertainment; and the ability of some of our new customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we currently deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

        We have listed below the details of all the debt and borrowings the Company has.

        In March 2001, LDS replaced the entered into a line of credit agreement with HSBC Bank of Canada. Bank advances are payable on demand. The loan agreement covers (i) a demand revolving operating loan up to $3,000,000; (ii)
equipment loan up to $300,000; (iii) demand Evergreen capital loan/lease facility up to $300,000; (iv) loan on forward exchange contracts up to $500,000. The operating loan carries an interest rate of 0.82% over the prime rate while the equipment and Evergreen Capital loans carry an interest rate equal to, at the option of the Company, (a) 1.05% over the prime rate at the end of each month; or (b) a fixed rate agreed by both the Bank and the Company. Under the terms of the agreement, the Company can borrow, under the operating loan and 31% of the forward exchange contracts outstanding, up to an aggregate of (i) 70% of acceptable accounts receivable (ii) 50% of the lesser of cost or current market value of its inventory not to exceed $750,000. Borrowings under the line are subject to certain financial covenants and restrictions on additional indebtedness and other related items. As of August 31, 2002, the Company is in violation of maximum debt to net worth and minimum working capital covenants. The loans are secured by the assets of the Company under a general security agreement, and are guaranteed by the Logicorp Service Group Ltd., through a security agreement and are also personally guaranteed by the former shareholders of LDS.

        LDS aggress to pay $212,290 payable to HP with respect to the settlement of claims. The loan is payable in monthly installments of $4,423 due on the first day of every month, commencing on May 1, 2003 through April 2007 carrying an interest rate of 0%. Amortization of imputed interest is immaterial to the accompanying consolidated financial statements.

        In November 2001, the Bank of Montreal made available to the Company, a Demand loan, non-revolving and/or Fixed Rate Term Loan in the amount of $1,250,000. The loan was for payment of the Matched Fund Term Loan held in the prior year by The Royal Bank of Canada for properties at 10 Meteor Drive and 775 Pacific Road. Borrowings are repayable by blended monthly principal payments of $10,417 and interest based on 10-year term which matures in December 2011. Interest is currently calculated at Prime Rate plus 1.25%. The Company may convert the Demand loan, non-revolving advances in part or in total to a Fixed Rate Term Loan advances, and may be converted back to Demand loan, non-revolving at maturity of terms. Fixed Rate Term Loan rates are to be determined based on applicable rates at time of draw and the available terms are from 1 to 5 years.

        On December 1, 2001, the Company offered to certain investors 8% convertible notes up to a maximum amount of US$ 8,000,000 in a private placement. The Company received approximately Cnd$6,587,622 through this offering. Under the terms of this offering, the notes are convertible into shares of common stock at a price of the greater of (1) 50% of the average closing bid prices for the ten trading days prior to conversion or (2) US$0.50. These notes were due August 9, 2002. On April 9, 2002 all of the holders of the notes signed commitments to voluntarily convert the notes based on the conversion price per the terms of the agreement, which was determined to be US$0.95 per share. This conversion was subject to shareholder approval. The conversion of these notes would have resulted in the issuance of approximately 4,389,000 shares representing approximately 20% of the total common shares outstanding after the issuance, and diluting the current common stockholders. As of August 31, 2002, none of these shares has been issued and the outstanding amount of the convertible notes was classified as liabilities. As of December 2, 2002, the Company, Joseph Gunnar & Co., LLC ("JGUN"), the placement agent in this offering, and the holders of these notes entered into a settlement agreement providing that the conversion price for these notes shall equal 85% of the two day weighted average trading price of the common stock for the five trading days preceding effective date of the registration statement under the Securities Act of 1933, as amended, relating to the resale of the shares of common stock issuable upon such conversion, provided, that such conversion price cannot be greater than $0.75 or less than $0.40. Effective January 7, 2003, the Company, JGUN, Cameron Chell and the holders of the notes agreed that if this registration statement is not declared effective on or prior to September 1, 2003, the noteholders could "put" their shares of common stock to Mr. Chell at a price of $0.475 per share during the period of December 1 - 14, 2003. At April 30, 2004, such registration statement has not been filed. By letter dated December 4, 2003, the noteholders agreed to permit the Company until February 28, 2004 to file all required filing and periodic reports under the Securities Exchange Act of 1934, as amended, and to amend the period during which they may "put" their shares issuable upon such conversion to Mr. Chell from December 1--14, 2003, to March 1 - 14, 2004, in exchange for the extension of the "put" period and the reduction of the conversion price to $0.25 per share, provided, that, if such deadline was not satisfied by the Company such agreement and reduction of the conversion price would be null and void. By letter, dated February 26, 2004, this deadline and the "put" period were amended to be April 30, 2004 and May 1 - 14, 2004, respectively. By letter, dated April 29, 2004, the Company requested that such deadline and "put" period be further amended to be May 30, 2004 and June 1 - 14, 2004, respectively. The Company believes that, as these notes have been held by the noteholders for an excess of two years, and none of such noteholders are or have been affiliates of the Company during the preceding 90 days, the notes may be converted tat any time and the shares of common stock issuable upon such conversion could be resold pursuant to Rule 144(k), and, provided that the Company files all filings and periodic reports under the Securities Exchange Act prior to May 31, 2004, these notes shall be mandatorily converted into shares of common stock. In the event that the notes should be converted into shares of common stock at the conversion price of $0.25 per share, the aggregate number of shares of common stock issued upon such conversion would be approximately 16,640,000, representing approximately 54% of the common stock outstanding giving effect to such conversion. One noteholder has indicated to the Company that it believes that it has a cause of action against the Company with respect to the foregoing and its rights under such notes, and has threatened to bring such action against the Company. In the event that the Company should be found to be in default of the notes or the related agreements, the Company may be required to repay the notes in the event that a settlement is not reached with the noteholders. In such event the Company does not believe that it currently has the necessary capital available to repay the notes and would be required to seek additional sources of capital or seek protection from creditors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

        In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature of Cnd$6,177,647 is recorded as a discount of the convertible debt which is fully amortized during the year ended August 31, 2002.

        During the year ended August 31, 2003, B.O.T.B., a company controlled by Cameron Chell, advanced Logicorp Data Systems $820,000, and during the period of September 1, 2003 through April 30, 2004, advanced Logicorp Data Systems $567,399. The advances are due on demand and do not carry a stated interest rate. Due to their long-term nature, the Company has imputed interest on the advances at a rate of 9% per annum. As of April 30, 2004, the aggregate amount of such advances was $1,387,399.

        On January 15, 2001, the Company received US$1,500,000 (approximately Cnd$2,280,000) in return for a promissory note payable to Naveen Channana. The note bears interest at 2% per month and US$1,000,000 of the principal and accrued interest was due and payable on December 5, 2001. Effective May 6, 2002, the remaining principal and interest expense was converted to 725,952 common shares. A beneficial conversion and interested expense was calculated as of the date of the agreement to convert the notes to common shares, as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. The Company recognized a loss on extinguishment of debt and corresponding additional paid in capital in the amount of approximately $521,000. During the year ended August 31, 2002, the Company recorded interest of $522,564, made cash payments of $1,520,000 and settled the remaining balance of $1,282,564 with 725,952 shares of the Company's common stock.

        On October 3, 2000, the Company closed the sale of a US$3,000,000 (approximately Cnd$4,740,000) Convertible 10% Debenture to the VC Advantage Limited Partnership ("VCALP"). As at August 31, 2001, US$1,700,000 (approximately Cnd$2,635,000) has been advanced. This unsecured convertible debenture is due three years from issue. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at our option. The Convertible Debenture is convertible into common stock, at US$3.00 per share, in amounts specified by the VCALP. The maximum number of common shares VCALP will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to VCALP. The warrants have a term of four years. The fair value of these warrants totaling approximately $220,000 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 1/2 years; (2) volatility of 80%, (3) risk free interest of 5.87% and (4) dividend of 0%. This convertible debt matured in 2003. The Company can elect to pay the outstanding loan balance in shares of common stock at a fixed conversion price of US$3. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature of $1,728,134 and the relative fair value of the warrants of $220,000 are recorded as a discount of the lines of credit. For the quarter ended November 30, 2003, the amortization of the discount is immaterial to the accompanying financial statements. During the year ended August 31, 2001, the Company amortized $563,367 as interest expense. As of August 31, 2001, the outstanding balance of this debt net of unamortized discount totaled $1,250,233.

        On November 30, 2000 the convertible debenture was assigned by VCALP to CALP II Limited Partnership.

        During the 2002 Third Fiscal Quarter, the convertible debenture held by CALP II Limited Partnership ("CALP II") on behalf of Canadian Advantage Limited Partnership ("CALP") and Advantage (Bermuda) Fund Ltd. ("ABFL") was exchanged for a note payable to CALP in the amount of US$1,365,100 and a note payable to ABFL in the amount of US$504,900. These notes provide for payment of principal and interest at the rate of 10% per annum on August 31, 2006. The notes are secured by a general security agreement against the assets of the Company in priority to all other claims subject to the existing security of the Bank of Montreal and the CIBC. The terms of the debt were changed and thus resulted in a decrease in the discount by the amount of $408,155.

        Effective April 15, 2002, the Company entered into an agreement with CALP to convert the principal amount of the note plus accrued interest into Common Stock at the rate of US$0.80 pursuant to which CALP received 1,314,000 shares of the Company. CALP will receive an additional 442,145 shares upon the approval of the Company's shareholders.

        Effective April 15, 2002, the Company also entered into an agreement with ABFL to convert the principal amount of the note plus accrued interest into Common Stock at the rate of US$0.80 pursuant to which ABFL received 486,000 shares of the Company. ABFL will receive an additional 163,533 shares upon the approval of the Company's shareholders.

        Certain terms of the convertible debt has been changed including the fixed conversion price reduced from $3 to $0.80. The Company recorded additional discount of $677,216 and amortized $787,294. As of August 31, 2002, outstanding balance of this debt net of unamortized discount totaled $1,360,311.

        The conversion of the debt has been approved and the debt will be converted from debt to equity upon the filling of the registration statement and issuance of the shares.

        The retirement compensation trusts were set up pursuant to section 248(1) of the Income Tax Act of Canada to provide retirement income to the three individuals who owned Logicorp. Pursuant to the original and amended purchase agreements of Logicorp, the Company will make monthly payments including interest in various amounts. The loan carries an interest rate of prime plus 4.75%.

The Term loans are comprised of the following:

        [a] Loan bearing interest at Prime plus 1.25% per annum, repayable in monthly principal installments of $6,643 together with interest. Loan is due July 31, 2005. Outstanding balance of this loan totaled $38,050 as of August 31, 2002.

        [b]     Small Business  Equipment  Loans bearing  interest at Prime plus
2.25% per annum. Outstanding balance of this loan totaled $11,227 as of August 31, 2002.

Approximate future annual principal payments for long-term debt, exclusive of the above bank indebtedness, are as follows:

              ---------------------------------------------------
              Years ended August 31,

              2003                                    $  450,739
              2004                                     2,378,634
              2005                                       656,266
              2006                                       254,755
              2007                                       125,000
              Thereafter                                 583,335
              ---------------------------------------------------
                                                       4,448,729
              ===================================================


        In May 2002, the Company did a private financing raise in the amount of US$290,000 ($443,189). Since the shares have not been issued the raise has been placed as a note payable. Upon the issuance of the Company's shares, the note will be converted from debt to equity.

        At August 31, 2002, the Company had a working capital deficit of $17,960,854, an increase of $14,672,711 from working capital of $3,288,143 at August 31, 2001.

        A comparison of balance sheet accounts does not provide any relevant information since all prior operating companies are not listed as discontinued operations. In addition, there is no historical comparison for our current operating companies as they were acquired within the 2002 Fiscal Year.

        For the 2002 Fiscal Year, we had a net cash outflow of $25,902, a cash outflow of $978,153 for the 2001 Fiscal Year and $906,809 cash outflow for the 2000 Fiscal Year. The decrease in net cash flow for the 2002 Fiscal Year was primarily due to cash used in operating activities.

        Cash used in operating activities for the 2002 Fiscal Year was $6,031,515. The major factor contributing to the cash used in operations for the 2002 Fiscal Year is the net loss with non-cash expenses added back of $10,684,237 and a decrease in accounts payable and accrued liabilities of $2,619,458; cash provided by operations were: decrease in accounts receivable, trade of $3,002,443, and a decrease in assets from discontinued operations of $2,794,223. The major factors contributing to the cash used in operations for the 2001 Fiscal Year include: net loss with non-cash expenses added back of $9,006,617; cash provided by operations, a decrease in assets from discontinued operations of $3,254,147, and an increase in accounts payable and other liabilities of $1,361,950. Cash used in operating activities for the 2000 Fiscal Year was $1,153,743. The major factor contributing to the cash used in operations during the 2000 Fiscal Year was net loss with non-cash expenses added back of $2,708,476; cash provided by operations was a decrease in discontinued operations of $771,835.

        Cash provided by investing activities in the 2002 Fiscal Year was $207,690. This amount resulted from the purchase of property and equipment of $135,092, the acquisition of the Logicorp group of companies and eTelligent Solutions of $1,500,000 and $240,000 respectively, offset by the proceeds from disposal of property and equipment of $232,782 and the proceeds from the sale of Magic Lantern of $1,850,000. Cash used in investing activities in the 2001 Fiscal Year was $1,686,688. This amount resulted from the purchase of capital assets totaling $46,978 and the deposit on purchase of Applicationstation.com of $1,689,710. Cash used in investing activities in the 2000 Fiscal Year was nil.

        Cash provided by financing in the 2002 Fiscal Year were $5,797,923, the increase in primarily made up of the $6,587,622 convertible promissory note offset by payments of debt of $1,577,839. Cash provided by financing in the 2001 Fiscal Year were $4,880,321. The increase is primarily due to the sale of the convertible debenture and the bridge financing. Cash provided by financing in the 2001 Fiscal Year was $246,934 resulting primarily from the $281,134 proceeds of exercised employee stock options.

        We purchased the Logicorp group of companies and eTelligent Solutions in Fiscal 2002, both of which are in the Systems Integration segment. We have no obligation to fund these operations, as they are self-sufficient operations.

        INFLATION

        The rate of inflation has had little impact on our operations or financial position during the years ended August 31, 2002, August 31, 2001 and August 31, 2000 and inflation is not expected to have a significant impact on our operations or financial position during the 2003 Fiscal Year.

        We pay a number of our suppliers, including our licensor and principal supplier, NTN Communications, Inc., in US dollars. Therefore, fluctuations in the value of the Canadian dollar against the US dollar will have an impact on our gross profit as well as our net income. If the value of the Canadian dollar falls against the US dollar, our cost of revenues will increase thereby reducing our gross profit and net income. Conversely, if the value of the Canadian dollar rises against the US dollar, our gross profit and net income will increase.

        CRITICAL ACCOUNTING POLICIES

        As discussed in our financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accounts receivable, inventory, property and equipment, intangible assets, deferred revenue, rebates and coop fund and warranty costs. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates.

        IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "BUSINESS COMBINATIONS." SFAS No. 141 supersedes Accounting
Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001, be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB No. 16. The statement was effective for any business combination initiated after June 30, 2001, and must have been applied to all business combinations accounted for by the purchase method for which the date of acquisition was July 1, 2001, or later. The adoption of this statement did not have a material impact to our financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on September 1, 2001. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of this statement did not have a material impact to our financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

        In August  2001,  the FASB  issued  SFAS No.  144,  "ACCOUNTING  FOR THE
IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We adopted SFAS No. 144 on September 1, 2002. The effects of the adoption will be reflected in the consolidated financial statements for the year ended August 31, 2003. For the year ended August 31, 2002, the Company has followed the disclosure requirements of APB 30 and EITF 95-18.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS-145 eliminates the current requirement that gains and losses on extinguishments of debt must be classified as extraordinary items in the income statement. Instead, SFAS-145 requires that gains and losses on extinguishments of debt be evaluated against the criteria in Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to determine whether or not it should be classified as an extraordinary item. If classification as an extraordinary item is not appropriate, the gain or loss would be included as part of income from operations. The Company adopted SFAS No. 145 on September 1, 2001 and reported the loss of extinguishment of debt of $521,120 as loss from operations.

        In June 2002, the FASB issued Statement No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption to have a material impact on our financial position or results of operations.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE". SFAS 148 amends FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) Opinion No. 28, "INTERIM FINANCIAL REPORTING", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Amendments to SFAS 123 related to the transition and annual disclosures are effective for fiscal year's ending after December 15, 2002. Amendments to disclosure requirements of APB Opinion 28 are effective for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS 148 will have a material impact on our financial position, results of operations or cash flows.

        In November 2002, FASB issued FASB Interpretation (FIN) No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS". FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after

December 15, 2002. The Company adopted FIN No. 45 on September 1, 2002 and did not expect the adoption of FIN 45 to have a material impact on the Company's financial position, results of operations or cash flows.

        In January 2003, FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES". FIN 46 changed the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. During October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. Management is currently assessing the impact, if any, FIN 46 may have on us; however, our management does not anticipate the adoption to have a material impact to the Company's financial position or results of operations.

        In April 2003, FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and is effective for contracts entered into or modified after June 30, 2003. This Statement amends Statement 133 for decisions made (i) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (ii) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. We do not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

        In May 2003, FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "ELEMENTS OF FINANCIAL STATEMENTS". The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. We do not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

        In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement is not expected to have a material impact to the Company's financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks from changes in foreign currency exchange rates and interest rates. We and our wholly-owned subsidiaries are located in Canada and its functional currency is the Canadian dollar.

        INTEREST RATE RISKS.

         We also had various loans outstanding at August 31, 2002 (approximately $11,500,000), which bear interest at a fixed rate. A hypothetical 10% adverse change in the interest rate on this debt would negatively affect net income and cash flow by approximately $115,000.

The Company did not use any derivative financial instruments to manage this exposure.

        FOREIGN EXCHANGE RATE RISKS.

        We are subject to foreign currency exchange rate fluctuations in the Canadian dollar value of foreign currency-denominated transactions. Based on our average annual net currency positions in fiscal 2002 and 2001, a 10% adverse change in average annual foreign currency exchange rates would not have been material to our consolidated financial statements for the years ended August 31, 2002 or 2001.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Set forth below is a list of the consolidated financial statements of the Company being furnished in this Annual Report on Form 10-K pursuant to the instructions to Item 8 to Form 10-K and their respective locations herein.


FINANCIAL STATEMENT                                                     LOCATION

Report of Independent Auditors
     Current..........................................................   F - 1
     Predecessor......................................................   F - 2
Consolidated Balance Sheets...........................................   F - 3
Consolidated Statements of Operations.................................   F - 4
Consolidated Statements of Shareholders' Equity (Deficit).............   F - 5
Consolidated Statements of Cash Flows.................................   F - 6
Notes to Consolidated Financial Statements............................   F - 7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        On July 3, 2003, the Company's Board of Directors terminated the engagement of Lazar, Levine & Felix, LLP, as its auditors. The reports issued by Lazar, Levine & Felix LLP on the financial statements for the past two fiscal years of the Company did not contain an adverse opinion nor a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles.

        There were no disagreements with Lazar, Levine & Felix LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lazar, Levine & Felix LLP, would have caused Lazar, Levine & Felix LLP to make reference thereto in their report on the financial statements for such years or such interim periods.

        The Company has requested that Lazar, Levine & Felix LLP furnish it with a letter addressed to the Commission stating whether or not it agrees with the above statements. A copy of such letter dated, July 21, 2003, is filed as
Exhibit 2 to Form 8-K filed on October 18, 2003.

        On August 11, 2003, the Company's Board of Directors ratified the engagement of Stonefield Josephson, Inc. as its auditors. The decision to retain this accountant was approved by the Board of Directors. The Company authorized Lazar, Levine & Felix, LLP to fully respond to any and all inquiries of Stonefield Josephson, Inc. concerning Lazar, Levine & Felix, LLP termination.

        Prior to our engagement of Stonefield Josephson, Inc. the Company requested that Stonefield Josephson, Inc. assist with auditing the financial statements for Logicorp, a subsidiary group of the Registrant's, for the twelve months ended February 28, 2000, four months ended June 30, 2000, twelve months ended June 30, 2001, and six months ended December 30, 2001. Other than as described above, during our two most recent fiscal years prior to the date of engagement, and the subsequent interim period prior to engaging this accountant, neither the Company (nor someone on the Company's behalf) consulted the newly engaged accountant regarding any matter.

        The Company has allowed Stonefield Josephson, Inc. to review its Form 8-K before it is filed with the Commission. Stonefield Josephson, Inc. has not furnished the Company with a clarification, or disagreement with the information set forth herein.

        On October 12, 2000, Ernst & Young LLP ("E&Y"), the independent accountants who were engaged as the principal accountants to audit our financial statements resigned as our certifying accountants. E&Y's report on our financial statements as at August 31, 1999 and for the two years then ended contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended August 31, 1999 and during the subsequent interim period preceding E&Y's resignation we had no disagreement with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The facts and circumstances that relate to E&Y's resignation, as far as we know them, are as follows:

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

ITEM 9A.        CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)     Change in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

CURRENT COMPOSITION

   -----------------------------------------------------------------------------------------------
   NAME                       AGE   PRINCIPAL POSITIONS WITH THE COMPANY               DIRECTOR
                                                                                         SINCE
   ===============================================================================================
   David Bolink               34    Director; Acting Chief Executive Officer             2004
   Neil Brown                 31    Secretary, Corporate Controller                       N/A


AS AT AUGUST 31, 2002

   -----------------------------------------------------------------------------------------------
   NAME                       AGE   PRINCIPAL POSITIONS WITH THE COMPANY               DIRECTOR
                                                                                         SINCE
   ===============================================================================================
   Adrian P. Towning          59    Director, Chairman of the Board                      2000
   Don Pagnutti               53    Directory                                            2000
   Robert Stone               60    Director                                             2000
   Shelly Singhal             36    Director                                             2001
   Michael Rice               37    Director                                             2001
   Stephen McDermott          38    Chief Executive Officer, President                    N/A
   Mark Truman                49    Secretary, Chief Financial Officer                    N/A


        All of our Directors and Executive Officers were re-elected at our Annual Shareholders' Meeting held on February 28, 2001 and will hold office until the next succeeding Annual Meeting of Shareholders or until their successors are duly elected and qualified. There were no resignations of directors due to differences.

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

        NEIL BROWN has been promoted to the position of Director of Operations and Corporate Controller and the Company's Corporate Secretary, effective June 15, 2003. Neil has served as Assistant Controller of Chell Group and its predecessor Networks North Inc., since 1999. Previously, Neil served as Canadian Controller of Games Workshop Canada, a retail, wholesale and mail order company.

        RESIGNED BOARD MEMBERS

        STEPHEN MCDERMOTT joined Chell Group as Director of Corporate Finance in February 2002 and was promoted to Chief Executive Officer of the Company in June 2002 until his resignation April 28, 2004. From January 1998 through February 2002, Mr. McDermott served as managing director of Stamford Capital partners LLC, an investment banking firm. Mr. McDermott has over 13 years of investment banking and private equity sales experience in the technology, healthcare and biotech industries. He has also served in corporate finance and institutional retail sales positions with life sciences focused investment banks Paramount Capital and D. Blech & Company as well as with Gruntal & Co., and Paine Webber.

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

        DON PAGNUTTI was appointed our Vice President, Finance on September 19, 2000 until his resignation October 31, 2002. Mr. Pagnutti has retained his position as one of our directors. Mr. Pagnutti had been our Chief Financial Officer since September 1998, and was our Executive Vice President and Chief Operating Officer from September 1997 to September 2000. From 1996 to 1997, he worked for Sullivan Entertainment Inc., as Executive Vice President and Chief Financial Officer. From 1980 to 1996, he worked for Telemedia Communications Ltd., a large Canadian media company as Vice President, Radio. Mr. Pagnutti is a Chartered Accountant and has a Masters Degree in Business Administration and a Bachelor of Commerce Degree from the University of Toronto.

        ROBERT STONE served in various capacities with Cominco Ltd., a company listed on the Toronto Stock Exchange, and the American Stock Exchange, being the Vice-President, Finance and Chief Financial Officer of that company from 1980 until 1997. From 1969 until 1973 Mr. Stone was the Director of Finance of Great Northern Capital Corporation. From 1964 until 1969 Mr. Stone worked with Clarkson Gordon, Chartered Accountants.

        SHELLY SINGHAL from June 2001 to date, has served as Managing Director for SBI USA LLC and its current and former affiliates, and served as President of vFinance Capital from December 2001 to December, 2002. From November of 2000 until May of 2001 he was Managing Director of Technology Investment Banking for BlueStone Capital Securities, Inc. From July of 1995 until August of 2000 Mr. Singhal was Managing Director of Corporate Finance at Roth Capital Partners where he was head of the E-Commerce Group and Manager of the Roth Capital Partners Bridge Fund.

        MICHAEL J. RICE is President of Prudential Securities. Mr. Rice joined Prudential Securities in October 1997, assuming responsibility for strategic development of the firm's retail arm. Until then, he had been a Vice President and Branch Manager at Smith Barney. Mr. Rice serves on the Board of New York City's Rhinelander School for deaf children and is Prudential Securities' Corporate Champion for the INROADS Program, which is dedicated to developing high-potential minority youths. He was also recently honored by IRISH AMERICAN magazine as a member of "The Wall Street Top 50". He holds an undergraduate degree from Georgetown University and an MBA from the Wharton School of Business.

        MARK TRUMAN, until his resignation in January 2003, has been promoted to the position of Chief Financial Officer effective November 1, 2002. Mark has served as Corporate Controller of Chell Group and its predecessor Networks North Inc., since 1994 and since 1997 has served as the Company's Corporate Secretary. Previously, Mark served as Canadian Controller and Audit Manager for Arthur Andersen and as a financial consultant to the health care publishing industry.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, to file with the SEC initial reports of ownership and report changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners have been complied with respect to the fiscal years ended August 31, 2002 and August 31, 2001.

ITEM 11.        EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

        The following table sets forth information concerning the compensation paid or accrued by us during the three years ended August 31, 2002 to the individuals who served as our Chief Executive Officer, Chief Financial Officer and Chief Technology Strategist, (collectively, the "Named Executive Officers"), who received total annual salary and bonuses in excess of US$100,000 (Cdn$157,240) during the 2002 Fiscal Year.

                                                                                            LONG-TERM
                                                      ANNUAL COMPENSATION                  COMPENSATION
                                            ----------------------------------------    -------------------
                                                                    OTHER ANNUAL         SECURITIES UNDER      ALL OTHER
NAME AND PRINCIPAL POSITION                 SALARY(1)   BONUS      COMPENSATION(1)        OPTIONS/GRANTED     COMPENSATION
                                 YEAR         (CDN$)    (CDN$)          ($)                    (#)                ($)
----------------------------------------    ----------------------------------------    ------------------------------------
Stephen McDermott (2)             2002         --         --            --                     --                 --
Chief Executive Officer

Donald Pagnutti (3)               2002       160,000      --            --                   250,000              --
President, and Chief Financial    2001       160,000      --            --                     --                 --
Chief Financial Officer           2000       156,249      --            --                    22,500              --

Cameron Chell                     2002         --         --            --                     --                 --
Chief Executive Officer (4)       2001         --         --            --                     --                 --

----------------------------------------    ----------------------------------------    ------------------------------------

NOTES:

        (1) Perks and other personal benefits received in 2000, 2001 and 2002 did not exceed the lesser of US$50,000 and 10% of the total annual salary and bonuses for any of the Named Executive Officers.

        (2) Mr. McDermott was appointed Chief Executive Officer effective June 27, 2002. His salary commenced August 16, 2002 and was less than US$100,000. Mr. McDermott resigned as Chief Executive Officer effective April 28, 2004.

        (3) Mr. Pagnutti resigned as President and Chief Financial Officer effective October 31, 2002. (4) Mr. Chell resigned as Chief Executive Officer effective June 27, 2002.

        During the three year period ended August 31, 2002, we did not grant any restricted stock awards or stock appreciation rights. Additionally, all of our group life, health, hospitalization, medical reimbursement or relocation plans, if any, do not discriminate in scope, terms or operation, in favor of the Named Executive Officers and are generally available to all salaried employees. Further, no Named Executive Officer received, in any of the periods specified in the Summary Compensation Table, perks and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total salary and bonus reported for the Named Executive Officer in the fiscal year in which such benefits were received, and no single type of perquisite or other personal benefits exceeded 25% of the total perquisites and other benefits reported for the Named Executive Officer in the applicable fiscal year.

OPTION GRANTS TABLE

        The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during the 2002 Fiscal Year, (b) the percentage the grant represents of the total number of options granted to all our employees during the 2002 Fiscal Year, (c) the per share exercise price of each option, (d) the expiration date of each option, and (e) the potential realized value of each option based on: (i) the assumption of a five (5%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term, and (ii) the assumption of a ten (10%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term.

                                                                                          Potential Realizable Value
                                                                                          at Assumed Rates of Stock
                                                                                            Price Appreciation for
                                                                                                 Option Term
Name                           Number of      Percentage of   Exercise  Expiration Date       5%             10%
                                Shares        Total Options    Price
                              underlying       Granted to
                               Options        Employees in
                               Granted         Fiscal Year
                              -----------    ---------------  --------  ---------------     -------        -------
Stephen McDermott (1)             Nil              Nil          Nil           Nil             Nil            Nil
Chief Executive Officer

Donald Pagnutti (2)             250,000           17.04        $1.00     November 30,       $12,500        $25,000
President and Chief                                                          2011
Financial Officer

Cameron Chell (3)                 Nil              Nil          Nil           Nil             Nil            Nil
Chief Executive Officer

NOTES:

        (1) Mr. McDermott resigned as Chief Executive Officer effective April 28, 2004.

        (2) Mr. Pagnutti resigned as President and Chief Financial Officer effective October 31, 2002.

        (3)     Mr. Chell resigned as Chief Executive Officer effective June 27,
                2002.

OPTIONS EXERCISED AND REMAINING OUTSTANDING

        Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during the 2002 Fiscal Year upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price),
(iii) the total number of unexercised options held on August 31, 2001, separately identified between those exercisable and those not exercisable, and
(iv) the aggregate value of in-the-money, unexercised options held on August 31, 2002, separately identified between those exercisable and those not exercisable.

                     SECURITIES      AGGREGATE
                     ACQUIRED ON       VALUE        UNEXERCISED OPTIONS AT      VALUE OF UNEXERCISED IN THE MONEY
                      EXERCISE       REALIZED           AUGUST 31, 2002             OPTIONS AT AUGUST 31, 2002
                         (#)            ($)                   (#)                              ($)
                     -----------    ----------    ---------------------------   ----------------------------------

                                                  EXERCISABLE   UNEXERCISABLE   EXERCISABLE(1)    UNEXERCISABLE(1)
                                                  -----------   -------------   --------------    ----------------
Stephen McDermott        Nil            Nil           Nil            Nil              Nil               Nil
Mark Truman              Nil            Nil         45,000         15,000             Nil               Nil
Donald Pagnutti          Nil            Nil        187,500         62,500             Nil               Nil
Cameron Chell            Nil            Nil           Nil            Nil              Nil               Nil

NOTE:

        (1) The value of the unexercised "in-the-money" options has been determined by subtracting the exercise price of the options from the closing Common Share price of US$0.379 on August 30, 2002, and multiplying by the number of Common Shares that may be acquired upon the exercise of the options. The current exercise price of the options is higher than the closing Common Share price of US$0.379, therefore the Value of the options is nil.

COMPENSATION OF DIRECTORS

        Prior to September 8, 2000, each non-employee director was eligible to receive $500 for each meeting of the Board of Directors or committee thereof which such director attended, along with the reimbursement of reasonable expenses incurred on our behalf. In addition, each non-employee director was eligible to receive 1,500 stock options annually.

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

                          OUTSIDE DIRECTOR COMPENSATION

--------------------------------------------------------------------------------
                                                       Options      Cash (US$)
--------------------------------------------------------------------------------
Directorship Acceptance Options
 (one time grant with a 3 year vesting schedule)                     45,000

Annual Retainer-Chairman                               20,000        10,000

Annual Retainer-Director                               6,000

Annual Retainer-Committee Member
(over and above directorship retainer)                 3,000

Annual Retainer-Committee Chair
(over and above directorship retainer
and committee retainer)                                2,000

Board Meeting Attendance Fee                          750/mtg.
Committee Attendance Fee                              500/mtg

EMPLOYMENT CONTRACTS WITH NAMED EXECUTIVE OFFICERS

        Effective August 16, 2002, we entered into an employment agreement with Stephen McDermott, pursuant to which Mr. McDermott will serve as our President and Chief Executive Officer for a period of one year. The contracted salary is US$120,000(Cdn$183,288). Mr. McDermott resigned as Chief Executive Officer and President effective April 28, 2004. Mr. McDermott also resigned his position with the Board of Directors.

        Effective November 1, 2002, we entered into an employment agreement with Mark Truman, pursuant to which Mr. Truman will serve as our Chief Financial Officer. Subsequent to this agreement, Mark Truman terminated his employment with the Company for personal reasons.

        In November 1999, we renewed Donald Pagnutti's employment agreement originally dated August 15, 1997, pursuant to which Mr. Pagnutti serves as our Executive Vice President, Chief Financial Officer and Chief Operating Officer. On September 19, 2000, Mr. Pagnutti's title was changed to Vice President, Finance and Chief Financial Officer. Effective June 27, 2002 Mr. Pagnutti's title was changed to President and Chief Financial Officer. Mr. Pagnutti did not to renew the current contract and has entered into a one-year agreement as a consultant to the Company, effective November 1, 2002. We have terminated this agreement. Mr. Pagnutti resigned his position with the Board of Directors.

        On September 19, 2000, we entered into an employment agreement with Cameron Chell, pursuant to which Mr. Chell served as our President and Chief Executive Officer. The agreement provided for an initial base compensation of $360,000, together with automobile expenses of $8,400. In addition to the fixed remuneration, we were to provide Mr. Chell with the services of an Executive Assistant on an ongoing basis and an Accountant for a reasonable period of time to allow for the completion of outstanding accounting work related to existing companies in which Mr. Chell is involved. It was the understanding of the parties that this agreement was to be replaced by a definitive employment agreement before October 10, 2000; however, such agreement has not been entered into at this time. Since the signing of this agreement, Mr. Chell has eliminated both his salary and automobile allowance in an effort to reduce our cash requirements. Mr. Chell resigned as our President and Chief Executive Officer effective June 27, 2002.

        We do not have any other employment agreements in effect with any other executive employee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Our Audit and Compensation Committees at August 31, 2002 consisted of Robert Stone, Shelly Singhal and Adrian P. Towning. Messrs. Stone, Singhal and Towning are not our officers or employees, and have not served in such capacities in the past. None of our executive officers served as a director or member of the compensation committee (or group performing similar functions) of another entity, one of whose executive officers served on the Audit and Compensation Committee or as a director of the Company.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Set forth in the table below is information concerning the ownership, as of the close of business on April 30, 2004, of the common stock by each person who is known to us to be the beneficial owner of more than five (5%) percent of the common stock, our directors and named executive officers, and all directors and executive officers as a group. The percentage beneficial ownership as calculated below does not include the effects of the potential conversion of the 8% convertible notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

                                                   AMOUNT & NATURE    PERCENTAGE
                                                    OF BENEFICIAL         OF
NAME AND ADDRESS (1)                                  OWNERSHIP        CLASS(2)
--------------------                               ---------------    ----------

Chell.com Ltd.                              (3)         498,354          3.5%
114, 1215 -- 13th Street S.E.
Calgary, Alberta T2G 3J4

Cameron Chell                               (4)       1,225,000          8.6%

Canadian Advantage Limited Partnership      (5)         451,868          3.2%
c/o Thomson Kernaghan & Co. Limited
120 Adelaide Street West, Suite 1800
Toronto Ontario M5H 1T1

CEDE & CO                                             3,406,326         23.8%

Michael J. Rice                                       1,700,000         11.9%

Naveen Chanana                                          748,452          5.2%

ISCA Financial Services                                 637,636          4.5%

Jayvee & CO                                           4,201,487         29.4%

Stephen McDermott (President and
  Chief Executive Officer)                  (6)       3,000,000         17.8%

All directors and executive officers
  as a group   2 persons                                  0              0.0%


(1) Unless otherwise stated, the address of the directors and executive officers of the corporation is c/o Chell Group Corporation c/o Reitler Brown, 800 Third Avenue, 21st floor, NY,NY 10022.

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

(4) Cameron Chell and Jayee & Co. have a pending dispute as to the beneficial ownership of up to an additional 3.5 million shares currently held by Jayvee & Co. While Mr. Chell currently disclaims beneficial ownership of these shares, in the event that this dispute should be resolved in Mr. Chell's favor, Mr. Chell would beneficially own an aggregate of 4,725,000 shares of common stock, representing 33.1% of the outstanding common stock at April 30, 2004.

(5) Includes 36,500 shares issuable upon the exercise of Warrants and 442,145 shares of our common stock to be issued upon shareholder approval scheduled for October 30, 2002.

(6) Consists of warrants granted in fiscal 2003 to acquire an aggregate of 3,000,000 shares of Common Stock at the exercise price of $0.05 per share. The warrants expire in 2013. Mr. McDermott resigned all positions with us effective April 28, 2004.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Set forth below is a description of certain transactions between us and our directors, executive officers, beneficial owners of five percent or more of the outstanding Common Stock, or members of the immediate family of any of the foregoing persons, as well as certain business relationships between the us and our directors, which occurred or existed during the 2002 Fiscal Year and subsequent thereto. Our management believes that the transactions described in this section were made on terms no less favorable than those that could have been obtained from third parties.

        The Company entered into a License Agreement with, Cameron Chell, and Chell Merchant Capital Group dated August 31, 2000 pursuant to which Mr. Chell granted the Company and Chell Merchant Capital Group the right to use the trademarks "Chell.com", "Chell Merchant Capital Group" and "Chell Group Corporation" in exchange for the fee of $1.00 per year.

        The Company entered into a Securities Purchase Agreement with VC Advantage Fund ("VC") on October 3, 2000, pursuant to which VC may lend up to an aggregate of US$3,000,000 to the Company. VC received a Convertible Debenture, which is convertible into the Company's Common Stock, at a conversion price of $3.00 per share. As of November 30, 2000, VC had assigned its rights in this Agreement to Canadian Advantage Limited Partnership ("CALP II") and a total of US$1,700,000 has been advanced to the Company. The US$1,700,000 advance is convertible into 566,667 Common shares. Cameron Chell is a Director and shareholder of VC Advantage Limited, the general partner of VC. Pursuant to the assignment of this agreement to CALP II, this is no longer a related transaction because Mr. Chell has no beneficial interest in CALP II.

        On January 7, 2003, the Company, JGUN, Mr. Chell and the holders of our 8% convertible notes entered into an agreement pursuant to which Mr. Chell agreed that if a registration statement under the Securities Act relating to the resale of the shares of common stock issuable upon conversion of such notes is not declared effective on or prior to September 1, 2003, the noteholders could "put" these shares of common stock to Mr. Chell at $0.475 per share. This agreement was amended on December 4, 2003 and February 26, 2004, and may be amended as of April 29, 2004. See "Management's Discussion of Financial Condition and Results of Operations 00 Liquidity and Capital Resources".

        On January 22, 2002, Mr. Chell guaranteed liabilities of Logicorp to its principal lender, HSBC, in the amount of Cdn$1.0 million. On December 24, 2002, Mr. Chell guaranteed trade credit of Logicorp to Synnex in the amount of approximately Cd. $1.0 million. On January 7, 2003, the board determined that the Company would grant 3.5 million shares of common stock to Mr. Chell for such guarantees and other consideration in support of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a description of the loans.

        During the year ended August 31, 2003, B.O.T.B., a company controlled by Cameron Chell, advanced Logicorp Data Systems $820,000, and during the period of September 1, 2003 through April 30, 2004, advanced Logicorp Data Systems $567,399. The advances are due on demand and do not carry a stated interest rate. Due to their long-term nature, the Company has imputed interest on the advances at a rate of 9% per annum. As of April 30, 2004, the aggregate amount of such advances was $1,387,399.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

        Lazar Levine & Felix, LLP audited our financial statements for the fiscal year ended August 31, 2001 and 2000. In addition, Lazar Levine & Felix, LLP had reviewed our 10-Q's for the period and had begun the audit process for the August 31, 2002 until we hired our new auditors Stonefield Josephson, Inc. in August 2003. Fees for there services relating to the 2002 fiscal year audit will be reflected in the period incurred. The aggregate fees billed for professional services rendered by Lazar were as follows:

             ------------------------------------------------------
             Year                                 Audit Fees
             ------------------------------------------------------
             2002                                 $159,842
             2001                                 $244,560
             2000                                 $173,860
             ------------------------------------------------------

ALL OTHER FEES

        No other services were rendered by Lazar Levine & Felix in fiscal year 2002, 2001 and 2000.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The  following   financial   statements  and   supplementary   financial
        information are filed as part of this Annual Report on Form 10-K:

        (1)     The  financial  statements  listed in the Index to  Consolidated
                Financial  Statements  are  filed  as part of this  report.

        (2)     Schedule of Valuation and Qualifying Accounts

(b)     The following 8-K's have been filed since the Company's last 10-Q: None

(c) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Annual Report on Form 10-K:

                             CHELL GROUP CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT                 LOCATION

  2.1 Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw Holdings Inc., 1199846 Ontario
            Ltd., Douglas Connolly, Wendy Connolly and NTN
            Interactive Network Inc., minus Schedules thereto ...  +1, Exh. 10.1

  3.1       Articles of Incorporation, as amended to date .......          p. 59

  3.2       By-Laws, as amended to date .........................          p. 62

  4.1       Specimen Stock Certificate ..........................          p. 71

  10.1      License Agreement, dated March 23, 1990, between
            NTN Communications, Inc. and NTN Interactive
            Network Inc. ........................................  +2, Exh. 10.9

  10.2      Stock Purchase Agreement, dated as of October 4,
            1994, between NTN Canada and NetStar Enterprises
            Inc. (formerly, Labatt Communications Inc.) .........     +3, Exh. A

  10.3      Option, dated as of October 4, 1994, registered in
            the name of NetStar Enterprises Inc. (formerly,
            Labatt Communications Inc)...........................     +3, Exh. B

  10.4      Designation Agreement dated as of October 4, 1994,
            among NTN Canada, Inc., NTN Interactive Network Inc.
            and NetStar Enterprises Inc. (formerly Labatt
            Communications Inc.) ................................     +3, Exh. C

  10.5      Registration Rights Agreement, dated as of
            October 4, 1994, between NTN Canada and NetStar
            Enterprises Inc. (formerly, Labatt Communications
            Inc.)................................................     +3, Exh. D

  10.6      Promissory Note of NTN Interactive Network Inc.
            registered in the name of Connolly-Daw Holdings,
            Inc. ................................................  +1, Exh. 10.2

  10.7      Promissory Note of NTN Interactive Network Inc.,
            registered in the name of 1199846 Ontario Ltd. ......  +1, Exh. 10.3

  10.8      Option Agreement, dated October 1, 1996, among
            Connolly-Daw Holdings Inc., NTN Interactive
            Network Inc. and NTN Canada, Inc. ...................  +1, Exh. 10.5

  10.9      Option Agreement, dated October 1, 1996, among
            1199846 Ontario Ltd., NTN Interactive Network Inc.
            and NTN Canada, Inc. ................................  +1, Exh. 10.6

  10.10     Registration Rights Agreement, dated October 1,
            1996, among NTN Canada, Inc., Connolly-Daw
            Holdings Inc. and 1199846 Ontario Ltd. ..............  +1, Exh. 10.4

  10.11     Employment Agreement dated as of August 31, 1994,
            between NTN Interactive Network Inc. and Peter
            Rona. ............................................... +4, Exh. 10.11

  10.12     Management Agreement dated October 1, 1996,
            between Magic Lantern Communications Ltd. and
            Connolly-Daw Holdings Inc............................ +4, Exh. 10.12

  10.13     Employment Agreement dated October 1, 1996,
            between Magic Lantern Communications Ltd. and
            Douglas Connolly..................................... +4, Exh. 10.13

  10.14     Employment Agreement dated October 1, 1996,
            between Magic Lantern Communications Ltd. and
            Wendy Connolly....................................... +4, Exh. 10.14

  10.15     Asset Purchase Agreement, dated September 10,
            1999, by and between 1373224 Ontario Limited,
            Networks North Inc. and Arthur Andersen Inc., to
            acquire the property and assets of GalaVu
            Entertainment Inc., from the person appointed by
            the court of competent jurisdiction as the
            receiver or receiver and manager of the property,
            assets and undertaking of GalaVu .................... +5, Exh. 10.15

  10.16     Promissory Note, dated September 10, 1999, by and
            between 1373224 Ontario Limited, as Debtor, and
            the Holder, as Creditor ............................. +5, Exh. 10.16

  10.17     General Security Agreement, dated September 10,
            1999, by and between 1373224 Ontario Limited, to
            acquire the property and assets of GalaVu
            Entertainment Inc., from the person appointed by
            the court of competent jurisdiction as the
            receiver or receiver and manager of the property,
            assets and undertaking of GalaVu .................... +5, Exh. 10.17

  10.18     Securities Pledge Agreement, dated September 10,
            1999, by and between 1373224 Ontario Limited to
            acquire the property and assets of GalaVu
            Entertainment Inc., from the person appointed by
            the court of competent jurisdiction as the
            receiver or receiver and manager of the property,
            assets and undertaking of GalaVu .................... +5, Exh. 10.18

  10.19     Certificate to the Escrow Agent certifying that
            the conditions of Closing have been satisfied or
            waived .............................................. +5, Exh. 10.19

  10.20     Certificate to the Escrow Agent certifying that
            the conditions of Closing have not been satisfied
            or waived ........................................... +5, Exh. 10.20

  10.21     Occupancy and Indemnity Agreement, dated September
            10, 1999, by and between 1373224 Ontario Limited
            to acquire the property and assets of GalaVu
            Entertainment Inc., from the person appointed by
            the court of competent jurisdiction as the
            receiver or receiver and manager of the property,
            assets and undertaking of GalaVu .................... +5, Exh. 10.21

  10.22 Order of the Ontario Superior Court of Justice, dated September, 1999, approving the transaction contemplated herein, and vesting in the Purchaser the right, title and interest of GalaVu and the Receiver, if any, in and to the Purchased Assets, free and clear of the right, title and interest of any other person other than Permitted Encumbrances .. +5, Exh. 10.22

  10.23     Bill of Sale, dated September 13, 1999, by and
            between 1373224 Ontario Limited to acquire the
            property and assets of GalaVu Entertainment Inc.,
            from the person appointed by the court of
            competent jurisdiction as the receiver or receiver
            and manager of the property, assets and
            undertaking of GalaVu ............................... +5, Exh. 10.23

  10.24     Covenant of Networks North Inc. for valuable
            consideration to allot and issue and pay to the
            Receiver 100,000 common shares in accordance with
            the Purchase Agreement date September 10, 1999,
            between 1373224 Ontario Limited and the Receiver .... +5, Exh. 10.24

  10.25     Agreement of Purchase and Sale dated August 4,
            2000 by and among Networks North Inc., Networks
            North Acquisition Corp., Chell.com Ltd. and
            Cameron Chell........................................     +6, Exh. A

  10.26     Valuation of Chell.com Ltd. as of May 31, 2000 by
            Stanford Keene.......................................    +6, Exh. B.

  10.27     Share Purchase Agreement by and among Chell Group
            Corporation, Chell Merchant Capital Group, Inc.,
            Melanie Johannesen, Randy Baxandall, Morris
            Chynoweth, Elaine Chynoweth, the Johannesen Family
            Trust, the Baxandall Family Trust, the Merc Family
            Trust, Logicorp Data Systems Ltd., 123557 Alberta
            Ltd., Logicorp Service Group Ltd. and 591360
            Alberta Ltd. ........................................+7, Exhibit 2.1

  10.28     Share Purchase Agreement, dated as of April 25,
            2003 between DVOD Networks Inc., and Chell Group
            Corporation, minus schedules thereto;

  10.29     Assignment of Debt and Security, dated April 25,
            2003 between Chell Group Corporation and DVOD
            Networks Inc;

  10.30     Assignment of Debt and Security, dated April 25,
            2003 among NTN Interactive Network Inc., DVOD
            Networks Inc and GalaVu Entertainment Network
            Inc.;

  10.31     Form of Assignment of Debt and Security, dated
            April 25, 2003 among 488605 Ontario Limited, Ruth
            Margel and DVOD Networks Inc., minus schedules thereto

  22        List of Subsidiaries


  31.1      Certification of the Acting Chief Executive
            Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002


  32.1      Certification of the Acting Chief Executive
            Officer pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002


----------------

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

++      Filed electronically pursuant to Item 401 of Regulation S-T.

EXHIBIT 22. LIST OF SUBSIDIARIES OF CHELL GROUP CORPORATION AS AT NOVEMBER 26, 2002

NAME OF SUBSIDIARY(1)                              JURISDICTION OF INCORPORATION

Logicorp Data Systems Ltd. (2)...........................................Alberta
Logicorp Service Group Ltd (2)...........................................Alberta
123557 Alberta Ltd. (2)..................................................Alberta
591360 Alberta Ltd. (2)..................................................Alberta
eTelligent Solutions Inc. (3)............................................Alberta
Chell Merchant Capital Group, Inc........................................Ontario
NTN Interactive Network Inc. (sold December 2003).........................Canada
3484751 Canada Inc........................................................Canada
GalaVu Entertainment Network Inc. (sold April 2003)......................Ontario
Viewer Services (4)......................................................Ontario
Chell.com (USA) Ltd.......................................................Nevada

----------

NOTES:

        (1) Unless otherwise indicated, all named entities are wholly-owned subsidiaries of Chell Group Corporation

        (2)     Wholly-owned subsidiary of Chell Merchant Capital Group, Inc.

        (3)     Wholly-owned subsidiary of Logicorp Data Systems Ltd.

        (4)     Wholly-owned subsidiary of NTN Interactive Network Inc.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CHELL GROUP CORPORATION

                                                /s/ David Bolink

Date: May 11, 2004               By:
                                    --------------------------------------------
                                    David Bolink, Acting Chief Executive Officer
                                         and Acting Chief Accounting Officer


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE(S)                        DATE

/s/ David Bolink               Acting Chief Executive Officer,      May 11, 2004
-----------------------        Acting Chief Accounting Officer
David Bolink                   and Director

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors
   Current.......................................................      F - 1
   Predecessor...................................................      F - 2
Consolidated Balance Sheets......................................      F - 3
Consolidated Statements of Operations............................      F - 4
Consolidated Statements of Shareholders' Equity..................      F - 5
Consolidated Statements of Cash Flows............................   F - 6, F - 7
Notes to Consolidated Financial Statements.......................    F - 7 thru
                                                                        F-41

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Chell Group Corporation





        We have audited the consolidated balance sheet of Chell Group Corporation (a New York corporation) and subsidiaries as of August 31, 2002 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended August 31, 2002. Our audit also included the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chell Group Corporation and subsidiaries, as of August 31, 2002, and the results of their consolidated operations and their consolidated cash flows for the year ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant recurring operating losses, working capital deficit, shareholders' deficit, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 17, the Company has restated its financial statements as of August 31, 2001 and 2000, and for the years then ended, previously audited by other auditors.

/s/ STONEFIELD JOSEPHSON, INC.
----------------------------------
STONEFIELD JOSEPHSON, INC.
IRVINE, CALIFORNIA
DECEMBER 29, 2003

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

/S/ LAZAR LEVINE & FELIX LLP
----------------------------

Lazar Levine & Felix LLP
New York, New York
November 16, 2001

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

================================================================================
                                                August 31, 2002  August 31, 2001
                                                                  (Restated)
                                                  $               $
--------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                             107,258         133,160
Short-term investments                                     --          19,676
Accounts receivable, trade - net of allowance
    for doubtful accounts of $160,000 and $0,
    respectively                                    4,944,843              --
Other receivables                                      31,406          84,914
Income taxes receivable                                    --           2,481
Inventory                                             268,980              --
Prepaid expenses                                           --         158,304
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                5,352,487         398,535
================================================================================
Property and equipment, net                         3,460,763       2,533,494
Licenses, net of accumulated amortization              47,015          54,861
Goodwill                                              276,794              --
Other assets                                          109,696         212,541
Deposit on purchase                                        --       1,689,710
Net assets from discontinued operations                    --       4,648,078
--------------------------------------------------------------------------------
                                                    9,246,755       9,537,218
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT
Bank overdraft                                        603,740              --
Bank indebtedness                                   2,990,914              --
Current portion, long-term debt                     1,534,073              --
Accounts payable and accrued liabilities            5,268,874       1,406,678
Payable on acquisition                              4,852,976              --
Loan payable, related party                           200,000              --
Short-term note and loan payable, other               443,189       2,280,000
Deferred revenue                                      422,980              --
Convertible debt                                    6,587,622              --
Net liabilities from discontinued operations          408,973              --
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                          23,313,341       3,686,678
--------------------------------------------------------------------------------
Long-term debt, net of current portion              2,914,656       2,417,388

--------------------------------------------------------------------------------
TOTAL LIABILITIES                                  26,227,997       6,104,066
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES                     --              --

PREFERRED SERIES B SHARES: 454,545 SHARES
  [AUGUST 2001 - NIL]                                   7,294              --

SHAREHOLDERS' EQUITY (DEFICIT)
  10,504,913 common shares
    [August 2001 - 9,028,239]                         712,652         604,109
  Due from shareholder                               (227,365)        (25,086)
  Additional paid in capital                       26,220,561      15,849,971
  Accumulated other comprehensive income              215,097              --
  Accumulated deficit                             (43,909,481)    (13,020,928)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)              (16,988,536)      3,408,066
--------------------------------------------------------------------------------
                                                    9,246,755       9,537,218
================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED AUGUST 31
                         [Expressed in Canadian dollars]

===============================================================================================
                                                     2002             2001            2000
                                                                   (Restated)      (Restated)
                                                      $                $                $
-----------------------------------------------------------------------------------------------
REVENUE
Product sales                                      32,468,400              --              --
Service sales                                       1,739,524              --              --
Other                                                      --          16,595          13,703
-----------------------------------------------------------------------------------------------
                                                   34,207,924          16,595          13,703
-----------------------------------------------------------------------------------------------

COST OF SALES
Product sales                                      30,725,499              --              --
Service sales                                         594,488              --              --
-----------------------------------------------------------------------------------------------
                                                   31,319,987              --              --
-----------------------------------------------------------------------------------------------
GROSS PROFIT                                        2,887,937          16,595          13,703

OPERATING EXPENSES
Selling, general and administrative expenses        7,622,873       7,258,609       1,288,190
Write off of leasehold improvements                        --         355,560              --
Depreciation and amortization                       1,027,242         594,803          47,055
Impairment of goodwill                             10,489,549              --              --
-----------------------------------------------------------------------------------------------
                                                   19,139,664       8,208,972       1,335,245
-----------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                              (16,251,727)     (8,192,377)     (1,321,542)

Loss on extinguishments of debt                       521,120              --              --
Interest expense                                   10,123,183       1,146,708          46,360
Loss from equity investment in Engyro                      --         301,100              --
Loss on disposal of investments                     1,838,140              --              --
Miscellaneous                                           1,627              --              --
-----------------------------------------------------------------------------------------------
Loss before provision for income taxes            (28,735,797)     (9,640,185)     (1,367,902)
Provision for income taxes                                 --              --              --
-----------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                   (28,735,797)     (9,640,185)     (1,367,902)
                                             --------------------------------------------------
DISCONTINUED OPERATIONS
Loss on disposal/sale of subsidiary
(net of applicable income tax of $0)                 (305,091)       (937,711)             --
Loss from discontinued operations
(net of applicable income tax of $0)               (1,710,649)     (1,169,743)       (955,719)
                                             --------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                  (2,015,740)     (2,107,454)       (955,719)
                                             --------------------------------------------------

NET LOSS                                          (30,751,537)    (11,747,639)     (2,323,621)
OTHER COMPREHENSIVE INCOME - FOREIGN
  CURRENCY TRANSLATION                                215,097              --              --
-----------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                (30,536,440)    (11,747,639)     (2,323,621)
===============================================================================================
---------------------------------------------
LOSS PER SHARE:

Basic and diluted from continuing operations            (2.91)          (1.15)          (0.48)
Basic and diluted from discontinued operations          (0.20)          (0.25)          (0.33)
-----------------------------------------------------------------------------------------------
Net loss per share                                      (3.11)          (1.40)          (0.81)
===============================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                             CHELL GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED AUGUST 31, 2002, 2001 AND 2000
                        (Expressed in Canadian dollars)

                                                                                               Accumulated  Accumu-
                                                                                                   other     lated        Total
                                    Preferred shares      Common shares    Additional  Due from   compre-   retained   shareholders'
                                   --------------------------------------    paid in    stock-    hensive   earnings      equity
                                   Shares     Amount    Shares     Amount    capital    holder     income   (deficit)    (deficit)
====================================================================================================================================
Balance, August 31, 1999           900,000    10,917   2,756,641  171,635   9,559,883        --        --    1,050,332   10,792,767
  GalaVu acquisition                    --        --     100,000    6,897     288,463                               --      295,360
  Change in preferred share
    conversion rate                     --        --          --    7,887     329,892                               --      337,779
  Exercise of 68,500 stock options      --        --      68,500    4,703     276,431                               --      281,134
  Net loss (restated - Note 17)         --        --          --       --          --                       (2,323,621)  (2,323,621)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2000
  (restated - Note 17)              900,000    10,917   2,925,141  191,122  10,454,669        --        --   (1,273,289)   9,383,419
  Purchase of assets and shares         --        --   5,426,772  372,923   2,229,291                               --    2,602,214
  Shares issued in lieu of salary       --        --     131,974    9,484     315,577                               --      325,061
  Settlement of debt                    --        --      36,602    2,694     109,085                               --      111,779
  Preferred shares converted      (900,000)  (10,917)    300,000   13,065          (9)                              --        2,139
  Warrants                              --        --          --       --     117,359                               --      117,359
  Receivable from stockholder                                                           (25,086)                            (25,086)
  Consulting services rendered          --        --     145,000   10,405     456,218                               --      466,623
  Exercise of 62,750 stock options      --        --      62,750    4,416     208,637                               --      213,053
  Beneficial conversion on Debt         --        --          --       --   1,959,144                               --    1,959,144
  Net loss (restated - Note 17)         --        --          --       --          --                      (11,747,639) (11,747,639)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2001
 (restated - Note 17)                   --        --   9,028,239  604,109  15,849,971   (25,086)       --  (13,020,928)   3,408,066
  Settlement of debt                    --        --   1,226,986   90,126   1,833,280                               --    1,923,406
  Loss on extinguishments of debt       --        --          --       --     521,120                               --      521,120
  Preferred shares issued (Note 10)     --        --          --       --     169,225                               --      169,225
  Foreign currency translation
    adjustment                                                                                    215,097                   215,097
  Receivable from stockholder                                                          (202,279)                           (202,279)
  Deemed dividend on Preferred
    shares issued                       --        --          --       --     137,016                         (137,016)          --
  Warrants                              --        --          --       --     947,711                               --      947,711
  Beneficial conversion feature
    on Gunnar convertible note          --        --          --       --   5,743,924                               --    5,743,924
  Beneficial conversion feature
    on change of terms on
    convertible note                    --        --          --       --     677,216                               --      677,216
  Consulting services rendered          --        --      63,500    4,674     111,189                               --      115,863
  Exercise of 186,188 stock
    options                             --        --     186,188   13,743     229,909                               --      243,652
  Net loss                              --        --          --       --          --                      (30,751,537) (30,751,537)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 2002                --        --  10,504,913  712,652  26,220,561  (227,365)  215,097  (43,909,481) (16,988,536)
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED AUGUST 31
                         (Expressed in Canadian dollars)

=======================================================================================================================
                                                                            2002              2001              2000
                                                                                           (Restated)        (Restated)
                                                                             $                 $                 $
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the year from continuing operations                        (30,751,537)      (11,747,639)      (2,323,621)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Compensation costs related to the change in the conversion rate
      of preferred shares                                                        --                --          337,799
   Depreciation and amortization                                          1,019,396         3,040,407        2,249,321
   Accretion of interest on non-interest bearing promissory notes                --           183,513          173,076
   Amortization of discount on Gunner                                     6,531,218                --               --
   Impairment of goodwill                                                10,489,549                --               --
   Loss on disposal of capital assets                                     1,838,140                --               --
   Interest cost from amortization of discount                                   --           589,628               --
   Loss on extinguishments of debt                                          521,120                --               --
   Loss on sale of MLC                                                      305,091                --               --
   Deferred taxes                                                           (59,173)               --               --
   Write-off of leasehold improvements                                           --           355,560               --
   Services rendered for shares                                             115,863           659,359               --
   Warrants issued                                                          947,711           174,084               --
   Write-off of prepaids arising from Chell asset purchase                       --           367,235               --
   Write-off of assets arising from discontinued operations                 939,513                --
   Provision for doubtful accounts                                          299,918                --               --
Changes in assets and liabilities:
   Decrease (increase) in short-term investments                                 --           250,051           (7,801)
   Decrease (increase) in accounts receivable, trade                      3,697,333           790,018         (614,830)
   Decrease (increase) in other receivables                                  84,814                --               --
   Decrease (increase) in income taxes receivable                            46,365           (11,977)        (143,227)
   Decrease (increase) in inventory                                        (181,439)          100,626           54,652
   Decrease (increase) in prepaid expenses                                  742,490            98,779          119,616
   Decrease (increase) in other accounts receivable                              --           133,580          (30,796)
   Decrease (increase) in other assets                                           --            42,859         (202,799)
   Decrease (increase) in assets from discontinued operations                    --           103,710         (267,046)
   Increase (decrease) in liabilities from discontinued operations               --                --               --
   Increase (decrease) in accounts payable and accrued liabilities       (3,883,743)        1,072,244          919,707
   Increase (decrease) in deferred revenue                                 (782,660)               --               --
-----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                        (9,019,544)       (2,858,450)         264,031
=======================================================================================================================

INVESTING ACTIVITIES
Purchase of property and equipment                                       (2,098,150)       (1,430,962)      (1,162,146)
Proceeds from disposal of property and equipment                          1,111,000                --               --
Purchase of Logicorp                                                     (1,500,000)               --               --
Purchase of eTelligent Solutions                                            (75,000)               --               --
Proceeds from sale of Magic Lantern                                       1,850,000                --               --
Proceeds from sale of Interlynx                                                  --            50,000               --
Increase in deposit on purchase                                                  --        (1,689,710)              --
Due from shareholder                                                       (227,365)               --               --
Note receivable                                                             160,000                --               --
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (779,515)       (3,070,672)      (1,162,146)
=======================================================================================================================

FINANCING ACTIVITIES
Bank Indebtedness                                                         3,480,223                --               --
Net borrowings on line of credit                                          4,579,849                --               --
Increase in notes and loans payable                                       3,973,189         5,006,134           21,908
Payment on Logicorp note                                                 (1,800,000)               --               --

=======================================================================================================================
                                                                            2002              2001              2000
                                                                                           (Restated)        (Restated)
                                                                             $                 $                 $
-----------------------------------------------------------------------------------------------------------------------
Borrowing from Logicorp shareholders                                        200,000                --               --
Repayment of notes and loans payable                                     (1,408,287)         (102,447)         (67,436)
Proceeds from exercise of options                                           243,652            26,243          281,134
-----------------------------------------------------------------------------------------------------------------------
CASH  PROVIDED BY FINANCING ACTIVITIES                                    9,268,626         4,929,930          235,606
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
EFFECTS OF FOREIGN EXCHANGE                                                 215,097                --               --
-----------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE            (315,336)         (999,192)        (662,509)
PERIOD FROM CONTINUING OPERATIONS

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE
PERIOD FROM DISCONTINUED OPERATIONS

Cash and cash equivalents, beginning of period                              356,421         1,355,613        2,018,122
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     41,085           356,421        1,355,613
=======================================================================================================================

Income taxes paid                                                                --            98,491           59,956
Interest paid                                                               412,388           146,781          121,579

        2002 Fiscal Year - Non cash items arose from the purchase of Logicorp Group of Companies and eTelligent Solutions during the 2002 Fiscal Year. They are $2,677,782 of property & equipment, $5,000,000 of goodwill.

        2001 Fiscal Year - Non cash items arose from the purchase of Chell.com assets during the 2001 Fiscal Year. They are $1,936,272 of property & equipment, $107,589 of goodwill, $45,044 of prepaids, $1,404 in other accounts receivable and in addition shares were issued. Other assets of $174,084 arose from the issue of warrants, shares were issued for consulting fees and salaries in the amount of $659,359, shares were issued for a debt payment on the GalaVu purchase in the amount of $115,165, write-off of leaseholds of $355,560 and write-off of prepaids from Chell purchase of $367,235.

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

The accompanying notes are an integral part of these consolidated financial statements.

1. DESCRIPTION OF BUSINESS AND OPERATIONS

        Chell Group Corporation [the "Company"] was incorporated under the laws of the State of New York on May 12, 1986. The Company is the holding company for NTN Interactive Network Inc. ["Interactive"], GalaVu Entertainment Network Inc. ["GalaVu"], Chell Merchant Capital Group ["CMCG"], and Chell.com ("USA"), all of which are wholly-owned operating companies. The Company also owns all of the outstanding stock of 3484751 Canada Inc., a corporation the Company established and incorporated under the Canada Business Corporations Act on April 20, 1998. 3484751 Canada Inc. was incorporated for the sole purpose of owning a property, purchased in 1998, on behalf of the Company, which is currently unoccupied. CMCG owns all the outstanding stock of Logicorp Data Systems Ltd. ["LDS"], Logicorp Service Group Ltd. ["LSG"], 123557 Alberta Ltd. and 591360 Alberta Ltd. (collectively " Logicorp"). LDS also owns all the outstanding stock of eTelligent Solutions Inc., ["eTelligent"]. Interactive owns all of the outstanding stock of 1113659 Ontario Ltd., which is inactive.

        LDS was incorporated on March 31, 1988 as an Alberta, Canada corporation and is registered in the provinces of British Columbia, Saskatchewan and Ontario, Canada. LDS is a computer service organization, which specializes in the supply and integration of computer products. LDS serves both large and small organizations and is particularly valued by organizations having complex data and communication configurations.

        LSG was incorporated on December 10, 1993 under the name 591363 Alberta Ltd., as an Alberta, Canada corporation. On February 28, 1995, LSG changed its name to Logicorp Service Group Ltd. LSG is a computer service organization specializing in the servicing of computer products in Edmonton. LSG serves both as a warranty depot for manufacturers of computer products and as a technical resource for small, medium and large commercial businesses.

        eTelligent was incorporated on July 21, 2000. eTelligent is a team of business system consultants specializing in implementing and integrating e-business, CRM (customer relationship management) and financial services solutions from Microsoft Great Plains. eTelligent is comprised of professional accountants and information technology specialists, all certified through Microsoft Great Plains University.

        CMCG is incorporated under the Ontario Business Corporations Act and is the parent company for Logicorp Data Systems Ltd. ("LDS"), Logicorp Service Group Ltd. ("LSG"), 591360 Alberta Ltd. and 123557 Alberta Ltd. eTelligent Solutions Inc. is a wholly-owned subsidiary of LDS. These subsidiaries of CMCG (collectively "Logicorp") operate in the information technology systems integration industry, predominantly in western Canada.

        Interactive is incorporated under the Canada Business Corporations Act and has signed a license agreement [the "NTNC license"] with NTN Communications, Inc., an unrelated Delaware company, for exclusive representation of their interactive communications for all industry sectors in Canada. This interactive entertainment network allows viewers to participate actively with a variety of television programs, trivia and sports games. Present subscribers to the Company's networks are hotels, restaurants, bars and university clubs. Each subscriber either purchases the system hardware directly or rents the system from Interactive. Interactive purchases the subscriber system from NTN Communications, Inc. and various other suppliers. Following the installation, each subscriber pays a monthly fee to Interactive for the program content and maintenance services, which ranges from $650 to $750. The monthly fees for rental systems range from approximately $255 to $290. On July 2003, the Company signed a letter of intent to sell certain assets of Interactive.

        GalaVu is incorporated under the Ontario Business Corporations Act and is a technology-based entertainment provider of interactive in-room entertainment systems for small and mid-sized hotels. GalaVu's interactive system is based upon proprietary technology and provides a suite of products including movies on demand, premium television programming and other information and entertainment services. Effective April 25, 2003, the Company sold GalaVu.

The Company's primary market to date has been Canada.

GOING CONCERN ASSUMPTION

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $30,751,537, $11,747,639 and $2,323,621 for the years ended August 31, 2002, 2001 and 2000, respectively, and has an accumulated deficit of $43,909,481 as of August 31, 2002. Also, the Company has negative cash flows from operations for each of the years ended August 31, 2002, 2001 and 2000. In addition, the Company has working capital deficit of $17,960,854 and net asset deficit of $16,988,536 as of August 31, 2002. These factors raise substantial doubtful about the Company's ability to continue as a going concern.

        The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

        Should these financing sources fail to materialize, management would seek alternate funding sources through sale of common and/or preferred stock. The Company's business plans for 2004 contemplate obtaining additional working capital through refinancings or restructurings of its existing loan agreements, reducing operating overhead (which has already begun through workforce consolidation), and sales of some of its existing subsidiaries including sale of Galavu in April 2003 and NTN in December 2003. Management is of the opinion that they will be able to obtain enough working capital and that, together with funds provided by operations, there will be sufficient working capital for the Company's requirements in the future. Through the acquisition of Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., the Company expects the revenue for 2003 and 2004 to be substantially higher than that for 2002 and expects this division will generate positive cash in 2004 and beyond.

2. ECONOMIC DEPENDENCE

        Interactive is dependent upon NTN Communications, Inc. as its sole supplier for the transmission of program content to the Company's subscribers. In the event that NTN Communications, Inc., which operates under the going-concern assumption, terminates the transmission of program content, the Company believes, but cannot assure, that such services are likely to be continued by others. As of September 30, 2002, NTN Communications, Inc. had shareholders' equity of $1,869,000 and working capital of $1,700,000 according to its unaudited balance sheet included in its quarterly report. NTN Communications, Inc. has reported a quarterly net loss for the quarter ended September 2002 of $689,000, a quarterly net loss for the quarter ended June 2002 of $898,000 and a quarterly net loss for the quarter ended March 2002 of $166,000. It reported an unaudited net loss for the year ended December 31, 2001 of $3,656,000. All such amounts are quoted in US dollars. In December 2003, the Company completed the sales of assets and liabilities of Interactive. During the years ended August 31, 2002, 2001, and 2000, the Company paid commission of $1,772,375, $1,865,974, and $1,822,684 to NTN Communications, Inc.

3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They are expressed in Canadian dollars, which is the currency of the primary economic environment in which operations are conducted.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION POLICY

        These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Logicorp, CMCG, Interactive, GalaVu, 3484751 Canada Inc., Chell.com USA Inc., Magic and Interlynx. In December 2003, the Company completed the sale of assets and liabilities of Interactive. Effective April 25, 2003, the Company sold its wholly-owned subsidiary GalaVu. Effective March 18, 2002, the Company sold Magic and its wholly-owned subsidiary Tutorbuddy and its 75% ownership of STI for cash consideration of $1,850,000. Effective June 30th 2001, the Company sold Interlynx, a wholly-owned subsidiary of Interactive for $50,000 and a promissory note of $45,000. The Company's consolidated financial statements have been restated to reflect Interactive, GalaVu, Magic and Interlynx as discontinued operations for all periods presented. The Company uses the equity method for investments in which it owns less than 51% but over 20%.

All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

        Revenue from product sales is recognized when the product is shipped to customers. For maintenance contracts, revenue is recognized ratably over the life of the related contract. Provisions for discounts to customers, estimated returns and allowances and other price adjustments are provided for in the same periods the related revenue is recorded. Outbound shipping charges to customers are included in net sales.

        Software sales are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, SOFTWARE REVENUE RECOGNITION, With Respect to Certain Transactions." Pursuant to SOP 97-2, software sales are recognized on sales contracts when all of the following conditions are met: persuasive evidence of an agreement exists (e.g., a signed contract is obtained), delivery has occurred, the total sales price is fixed or determinable, collectability is probable, and any uncertainties with regard to customer acceptance are insignificant. For those contracts that include a combination of software and services, sales are allocated among the different elements based on company-specific evidence of fair value of each element. Sales allocated to software are recognized as the above criteria are met. Sales allocated to services are recognized as services are performed and accepted by the customer or, for maintenance agreements, ratably over the life of the related contract.

        Revenue for resale of software and technology equipment and service fee is recognized based on guidance provided in Securities and Exchange Commission
(SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended, (SAB 101). Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped. Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support and are recognized over the life of the contract. Other service revenues, including training and consulting, are recognized as the services are performed. The Company records an allowance for uncollectible accounts on a customer-by-customer basis as appropriate.

DEFERRED REVENUE

        Deferred Revenue is recorded when payments are received in advance of the Company's performance in the underlying service agreement. Deferred revenue is amortized ratably over the period in which the services are provided.

REBATES AND COOP FUNDS

        The Company's wholly-owned subsidiary, Logicorp Data Systems Ltd., receives rebates and marketing campaign reimbursements ("coop funds") from manufacturers based on sales volume and based on special pricing for its customers. Rebates are classified as reduction of cost of sales, while coop funds are classified as reductions of selling and marketing expenses. Such expenses for each reporting period are summarized as follows for the period from January 1, 2002 (effective date of the acquisition of Logicorp Data Systems Ltd.) to August 31, 2002:

--------------------------------------------------------------------------------
                                    2002             2001             2000

================================================================================
Rebates                            197,744            --               --
Coop Funds                         277,278            --               --
--------------------------------------------------------------------------------
Total                              475,022            --               --
--------------------------------------------------------------------------------


ADVERTISING

        The Company expenses advertising, promotion, and marketing costs when incurred. Such expenses are summarized as follows:

--------------------------------------------------------------------------------
                                    2002             2001             2000

================================================================================
Advertising                        34,458           29,561            24,665
Promotion                          63,344           64,424            65,504
Marketing                          27,443           43,482            59,520
--------------------------------------------------------------------------------
Total                             125,245          137,467           149,689
--------------------------------------------------------------------------------

COMPREHENSIVE INCOME

        The Company's consolidated financial statements are reported in Canadian dollars since the majority of its assets are located in Canada and majority of its operations took place in Canada. Transactions for Chell Group Corporation, the registrant, (excluding all the subsidiaries) are conducted in U.S. dollars and all the related assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for statements of operations of Chell Group Corporation (excluding all the subsidiaries) are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into Canadian dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $215,097 and $0, for the years ended August 31, 2002 and August 31, 2001, respectively.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash and term deposits, which mature in less than three months from the date of issue. The carrying value of cash equivalents approximates their fair values.

SHORT-TERM INVESTMENTS

        Investments at August 31, 2001 consist of marketable equity securities. The Company has classified its portfolio as "trading". Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net income (loss) for the year. The fair value of these securities represents current quoted market offer prices.

CONCENTRATION OF CREDIT RISK

        The  Company  generally  extends  credit  to  its  customers,   who  are
concentrated in the government units and large corporations, and performs ongoing credit evaluations of its customers. Typically, the Company does not require collateral. The Company routinely reviews the collectability of its accounts receivable and provides an allowance for potentially uncollectible amounts and price adjustments. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of allowance for doubtful accounts and price adjustments will change.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of accounts receivable,  bank indebtedness,  accounts
payable,   accrued  liabilities,   long-term  debt,  and  due  to  shareholders,
approximates fair value because of the near term maturity of these instruments.

USE OF ESTIMATES

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accounts receivable, inventory, property and equipment, intangible assets, deferred revenue, rebates and coop fund and warranty costs. Actual results in subsequent periods could differ from management's estimates.

BUSINESS ACQUISITION

        Effective January 1, 2002, the Company acquired 100% of Logicorp Data Systems Ltd. and Logicorp Service Group Ltd. The operating results of these subsidiaries are included in the accompanying consolidated statements of operations from the date of acquisition.

DISCONTINUED OPERATIONS

        Discontinued operations for 2002 include the disposal loss of the sale of Magic Lantern Communications ("Magic") which was sold on March 18, 2002. For 2001, it includes the disposal loss on the sale of Interlynx.

        The discontinued operations also include the operating results of (1) Magic from September 1, 2001 to March 18, 2002 the date Magic was sold; (2) Galavu for the period from September 1, 2001 to August 31, 2002, and (3) Interactive for the period from September 1, 2001 to August 31, 2002. Operating results of the above mentioned subsidiaries for the years ended August 31, 2002, 2001 and 2000 have been reported as discontinued operations in the accompanying consolidated statements of operations.

IMPAIRMENT OF GOODWILL

        Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Commencing September 1, 2001, the Company no longer amortizes goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

        Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

        Due to the substantial increase in operating loss and severe negative cash flows of Logicorp Data Systems Ltd. and Logicorp Service Group Ltd. since the acquisitions, the Company assessed the fair value of these reporting units and determined that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. Accordingly, an impairment loss of $10,489,549 is recorded in accompanying consolidated statements of operations. Measurement of the fair value of these reporting units is based on present value techniques of estimated future cash flows.

WARRANTY COST

        The Company does not provide any warranties on its products. Warranties that are provided are the liability of the manufacturers.

INVENTORY

        Inventory consists of finished goods held for sale or rent, which are valued at the lower of cost, using the first-in, first-out method, or net realizable value.

ACCOUNTS RECEIVABLE

        The Company's division in the computer reselling business often adjusts its product prices after the products are shipped due to price errors. The Company estimates an allowance for price adjustments at the end of each reporting period based on the historical price adjustment to its sales. In addition, the Company estimates the allowance for doubtful accounts periodically. The Company has $120,000 in allowance for doubtful accounts and $40,000 in allowance for price adjustments as of August 31, 2002. No such allowance was accrued prior to the acquisition of this division on January 1, 2002.

         CHANGES IN THE ALLOWANCE FOR DOUBTFUL ACCOUNTS ARE AS FOLLOWS:

                                                 2002            2001
                                              ---------       ---------
        Beginning balance                     $ 227,000       $ 178,000
        Increase through acquisition
          of Logicorp Data Systems              270,000              --
        Provision for doubtful accounts         (11,223)        166,500
        Write-offs                             (218,477)       (117,500)
        Reclassification to discontinued
          operations                           (107,300)       (227,000)
                                              ---------       ---------
        Ending balance                        $ 160,000       $     -0-
                                              =========       =========

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization of equipment are provided over the estimated useful lives of 1 to 3 years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic useful lives or the lease term. Buildings are amortized on a straight-line basis over the economic useful lives of 25 years.

EVALUATION OF LONG-LIVED ASSETS

The Company requires long-lived assets to be held and used to be analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicated possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the assets, less the costs to sell.

GOODWILL AND OTHER INTANGIBLE ASSETS

        Effective September 1, 2001, we adopted SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. Prior to September 1, 2001, goodwill was stated at cost less accumulated amortization.

        SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (Aug 31st for the Company) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

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

There was an impairment of goodwill arising from the Logicorp purchase. This impairment has been recorded in the fourth quarter of the year ended August 31, 2002.

OTHER ASSETS

        Other assets includes legal cost related to debt financing which are being amortized over the term of the convertible debt. Any remaining unamortized costs at date of conversion will be netted against additional paid in capital.

INCOME TAXES

        Deferred tax assets and  liabilities  are  recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent upon generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

LOSS PER SHARE

        Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period excluding contingent shares issued in accordance with SFAS No. 128, EARNINGS PER SHARE. Diluted earnings per share are calculated in accordance with the treasury stock method (which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value) and are based on the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has outstanding options and warrants of 1,543,840, 1,325,000 and 1,297,000 as of August 31, 2002, 2001 and 2000,
respectively. These options and warrants are not included in the calculation of diluted loss per share as their effect is anti-dilutive.

STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25," over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued in accordance with SFAS 123 using the Black-Scholes pricing model and expensed over the period services are provided.

EMPLOYEE STOCK OPTIONS

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

The following is a summary of outstanding stock options:

                                        WEIGHTED AVERAGE           TOTAL
                                         EXERCISE PRICE
                                             U.S. $                  #
      ====================================================================
      BALANCE AS AT AUGUST 31, 1999                               719,000
      Issued                                  9.42                772,000
      Exercised                               2.79                (68,500)
      Expired                                 2.92               (125,500)
      --------------------------------------------------------------------
      BALANCE AS AT AUGUST 31, 2000                             1,297,000
      Issued                                  4.33                 94,500
      Exercised                               2.68                (62,750)
      Expired                                 2.40                 (3,750)
      --------------------------------------------------------------------
      BALANCE AS AT AUGUST 31, 2001                             1,325,000
      Issued                                  0.95              1,731,215
      Exercised                               0.83               (186,188)
      Expired                                 6.25             (1,326,187)
      --------------------------------------------------------------------
      BALANCE AS AT AUGUST 31, 2002           0.95              1,543,840
      ====================================================================

EXERCISE PRICE RANGES                EXPIRATION DATE                     TOTAL
U.S. $                                                                       #
================================================================================
1.00                                 November 1, 2011                  263,965
1.00                                 November 30, 2011               1,079,875
0.60                                 January 7, 2012                   200,000
--------------------------------------------------------------------------------
BALANCE AS AT AUGUST 31, 2002                                        1,543,840
================================================================================

        The number of stock options that are exercisable at August 31, 2002, 2001 and 2000 is 959,906, 761,163 and 363,666, respectively.

The weighted average fair value of options granted was U.S. $0.936 during 2002, $1.17 during 2001, and $1.58 during 2000.

        The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of APB 25. Accordingly, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the consolidated financial statements for these plans.

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for the Company's employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions for 2002, 2001, and 2000: (a) risk-free interest rate of 5.09% for 2002, 5.39% for 2001 and 5.84% for 2000; dividend yield of 0% for 2002, 2001 and 2000; volatility factor of 120.5% for 2002, 70.7% for 2001, and 84.8% for 2000; and a weighted average expected life of the options of 3 years for 2002, 3 years for 2001 and 4 years for 2000.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

        Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                         2002           2001           2000
--------------------------------------------------------------------------------
                                          $              $              $
Net loss as reported                 (30,751,537)    (11,747,639)  (2,323,621)
================================================================================
Pro forma net loss                   (32,133,114)    (13,000,844)  (2,518,310)
================================================================================


Basic and diluted loss per share
   as reported                             (3.11)          (1.40)       (0.81)
Proforma basic and diluted loss
   per share                               (3.26)          (1.49)       (0.88)
================================================================================

RECLASSIFICATIONS

        Certain 2001 and 2000 balances have been reclassified to conform to the fiscal year 2002 presentation. These reclassifications had no effect on previously reported results of operations or financial position.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "BUSINESS COMBINATIONS." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "BUSINESS COMBINATIONS," and requires that any business combination initiated after June 30, 2001, be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB No. 16. The statement was effective for any business combination initiated after June 30, 2001, and must have been applied to all business combinations accounted for by the purchase method for which the date of acquisition was July 1, 2001, or later. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the Company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The adoption of this statement is not expected to have a material impact to the Company's financial position or results of operations.

        In August  2001,  the FASB  issued  SFAS No.  144,  "ACCOUNTING  FOR THE
IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on September 1, 2002. The effects of the adoption will be reflected in the consolidated financial statements for the year ended August 31, 2003. For the year ended August 31, 2002, the Company has followed the accounting and disclosure requirements of APB 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and EITF 95-18.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS-145 eliminates the current requirement that gains and losses on extinguishments of debt must be classified as extraordinary items in the income statement. Instead, SFAS-145 requires that gains and losses on extinguishments of debt be evaluated against the criteria in Accounting Principles Board (APB) Opinion 30 to determine whether or not it should be classified as an extraordinary item. If classification as an extraordinary item is not appropriate, the gain or loss would be included as part of income from operations. The Company adopted SFAS No. 145 on September 1, 2001 and reported the loss of extinguishment of debt of $521,120 as loss from operations.

        In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS 146 to have a material impact to the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE". SFAS 148 amends FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) Opinion No. 28, "INTERIM FINANCIAL REPORTING", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Amendments to SFAS 123 related to the transition and annual disclosures are effective for fiscal years ending after December 15, 2002. Amendments to disclosure requirements of APB Opinion 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 will have a material impact on its financial position, results of operations or cash flows.

        In November 2002, FASB issued FASB Interpretation (FIN) No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS". FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN No. 45 on September 1, 2002 and did not expect the adoption of FIN 45 to have a material impact on the Company's financial position, results of operations or cash flows.

        In January 2003, FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES". FIN 46 changed the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. During October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management of the Company does not anticipate the adoption will have a material impact to the Company's financial position or results of operations.

        In April 2003, FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and is effective for contracts entered into or modified after June 30, 2003. This Statement amends Statement 133 for decisions made (i) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (ii) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

        In May 2003, FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "ELEMENTS OF FINANCIAL STATEMENTS". The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

        In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement is not expected to have a material impact to the Company's financial statements.

4. DISCONTINUED OPERATIONS

SALE OF GALAVU

        Pursuant to a Share Purchase Agreement dated 25th day of April, 2003, the Company, sold to DVOD Networks Inc., an Ontario corporation ("DVOD"), all of the issued and outstanding shares of capital stock of GalaVu Entertainment
Network Inc., a technology-based entertainment provider ("GalaVu") for $1.00 (Canadian). Concurrently, the Company assigned to DVOD or caused its subsidiaries to assign to DVOD, for $2.00 (Canadian) promissory notes and other receivables of GalaVu of the Company or its subsidiaries in the aggregate amount of $1,672,608 (Canadian). At the same time 488605 Ontario Limited, a non-affiliated Canadian corporation ("488605") and Ruth Margel (one of the note holders, an unrelated party) assigned a note payable by GalaVu in the principal amount of $375,000 (Canadian) to DVOD in return for $170,000 (Canadian) paid by DVOD and a new note in the amount of $325,000 (Canadian) payable by 3484751 Canada Inc., a Canadian corporation and subsidiary of the Company, which such new note was issued to reflect additional advances made by 488605 and Ruth Margel to the Company or subsidiaries of the Company in the past. There have been no defaults on this agreement. GalaVu is reported as part of the discontinued business segment (previously entertainment segment).

The following is a listing of the major classes of assets and liabilities of GalaVu as of August 31, 2002 and 2001 (presented as net with Interactive on consolidated balance sheet):

     ----------------------------------------------------------------------
     GALAVU:                          2002                   2001
     ----------------------------------------------------------------------
     Accounts receivable         $    583,837             $  223,261
     Fixed assets                   2,211,894              2,999,173
     Other current assets              69,186                 93,433
     Current liabilities            1,178,379                197,917
     Long-term debt                 2,353,157              2,662,698

     Net assets (liabilities)     $  (666,619)            $  455,252
     ----------------------------------------------------------------------

Summarized operating results of GalaVu's discontinued operations are as follows:

--------------------------------------------------------------------------------
                                     Year Ended      Year Ended    Year Ended
                                     August 31,      August 31,    August 31,
                                        2002            2001          2000
================================================================================
Sales                               $ 5,564,277    $ 2,937,189      $ 2,764,160
Net loss from discontinued
  operations, net of tax             (1,516,355)      (602,293)           7,261
Loss on disposal of discontinued
  operations, net of tax                     --             --               --
--------------------------------------------------------------------------------


SALE OF INTERACTIVE

        Pursuant to an Asset purchase agreement dated the 15th day of December, 2003, the Company sold to NTN Communications, Inc. (Amex: NTN) the assets and certain liabilities of NTN Interactive Network, Inc. The Company sold NTN Interactive Network's assets for approximately USD$1.5 million. The consideration was composed of USD$250,000 in cash, USD$650,000 in shares of unregistered NTN common stock (approximately 238,000 shares valued at the closing market price on the date of sale which was $2.73 per share). The Company intends to hold the shares of NTN for an indeterminate period of time, no less than the required time for Rule 144 restrictions to be removed. The remainder was based upon the application of unpaid licensing payables (approximating $700,000) owed to NTN Communications, Inc., at the closing of the transaction.

The Company is following the guidance in APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," and EITF 95-18 "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs After the Balance Sheet Date but Before the Issuance of Financial Statements". Following the guidance in these pronouncements, the Company will be recording the loss on the sale of Interactive in fiscal 2003 as all of the conditions that arose for the sale to take place did not occur until after the 2002 fiscal year end. Interactive is reported as part of the discontinued business segment (previously entertainment segment).

The following is a listing of the major classes of assets and liabilities of Interactive as of August 31, 2002 and 2001 (presented as net with Interactive on consolidated balance sheet):

       -----------------------------------------------------------------
       INTERACTIVE:                   2002                 2001
       -----------------------------------------------------------------
       Accounts receivable              $  338,394            $ 166,700
       Fixed assets                       464, 348              772,738
       Other current assets                335,743              216,718
       Intangible assets                  130, 509              192,460
       Current liabilities               1,011,348              896,082
                               -----------------------------------------

                               -----------------------------------------
       Net assets                       $  257,646            $ 452,534
                               -----------------------------------------

       -----------------------------------------------------------------


Summarized operating results of Interactive discontinued operations are as follows:

--------------------------------------------------------------------------------
                                     Year Ended      Year Ended    Year Ended
                                     August 31,      August 31,    August 31,
                                        2002            2001          2000
================================================================================
Sales                                $4,613,673      $2,386,401    $ 2,390,671
Net income from discontinued
  operations, net of tax             $1,021,845        $609,366       $711,612
Loss on disposal of discontinued
  operations, net of tax                     --              --             --
--------------------------------------------------------------------------------

SALE OF MAGIC LANTERN COMMUNICATIONS LTD. ("MAGIC")

        Effective  March 18,  2002,  the  Company  completed  this sale for cash
consideration   of   $1,850,000.   Summarized   operating   results  of  Magic's
discontinued operations are as follows:

--------------------------------------------------------------------------------
                                     Year Ended      Year Ended    Year Ended
                                     August 31,      August 31,    August 31,
                                        2002            2001          2000
================================================================================
Sales                               $ 1,621,287      $4,616,992    $4,971,823
Net loss from discontinued
  operations, net of tax             (1,216,139)       (511,143)     (817,176)
Loss on disposal of discontinued
  operations, net of tax            $  (305,901)             --            --
--------------------------------------------------------------------------------

The Company's financial statements have been restated to reflect Magic as a discontinued operation for all periods presented.

SALE OF INTERLYNX MULTIMEDIA INC. ("INTERLYNX")

        During fiscal 2001, the Company sold Interlynx for cash consideration of $50,000 and a $45,000 promissory note receivable.

Summarized operating results of Interlynx discontinued operations are as follows:

--------------------------------------------------------------------------------
                                     Year Ended      Year Ended    Year Ended
                                     August 31,      August 31,    August 31,
                                        2002            2001          2000
================================================================================
Sales                                    N/A          313,555       586,756
Net loss from discontinued
  operations, net of tax                 N/A         (665,673)     (857,416)
Loss on disposal of discontinued
  operations, net of tax                 N/A         (937,711)           --
--------------------------------------------------------------------------------

The Company's financial statements have been restated to reflect Interlynx as a discontinued operation for all periods presented.

5. SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

                                                            2002        2001
                                                              $          $
--------------------------------------------------------------------------------
Common shares in Stardrive Solutions, Inc.                    --       19,676
--------------------------------------------------------------------------------
                                                              --       19,676
================================================================================

The Company was not a significant shareholder in Stardrive. During the year ended August 31, 2002, the Company sold the investment as the Company was no longer targeting Stardrive for acquisition.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            2002                                  2001
                          ======================================  =====================================
                             COST      ACCUMULATED   NET BOOK        Cost     Accumulated   Net book
                                      DEPRECIATION     VALUE                  depreciation    value
                               $            $            $             $           $            $
-------------------------------------------------------------------------------------------------------
Land                          785,500            --     785,500       503,500           --     503,500
Buildings                   1,396,963       206,151   1,190,812       824,633      161,719     662,914
Equipment                   1,094,650       713,963     380,687       409,734      107,456     302,278
Software                      335,900       231,946     103,954        58,477       19,492      38,985
Automobiles                    23,300        21,055       2,245            --           --          --
Computer Equipment          1,856,983     1,400,393     456,590       464,987      155,055     309,932
Leasehold improvements      1,149,693       608,718     540,975       894,302      178,417     715,885
-------------------------------------------------------------------------------------------------------
                            6,642,989     3,182,226   3,460,763     3,155,633      622,139   2,533,494
=======================================================================================================

Depreciation of property and equipment was $1,019,396 for 2002, $586,957 for 2001, and $38,514 for 2000.

7. INCOME TAXES

The provision for income taxes consists of the following:

                                                   2002      2001       2000
                                                     $         $         $
--------------------------------------------------------------------------------
Current
   FEDERAL                                           --        --         --
   PROVINCIAL                                        --        --         --
--------------------------------------------------------------------------------
                                                     --        --         --
================================================================================

         The difference between the provision for income taxes and the amount computed by applying the combined basic federal and provincial income tax rate of 39.3% for 2002, 42.1% for 2001, and 43.9% for 2000 to income before income taxes is as set out below:

                                                                2002           2001         2000
Taxes on continuing operations                                    $              $            $
----------------------------------------------------------------------------------------------------
STATUTORY RATE APPLIED TO LOSS FROM CONTINUING OPERATIONS    (12,492,253)   (4,051,216)   (509,125)
Benefit of current year's losses not recognized (change
 in valuation allowance)                                      12,279,176     3,734,669     405,563
Expenses not deductible for tax purposes                         213,077       316,547     117,745
Other                                                                 --            --     (14,183)
----------------------------------------------------------------------------------------------------
                                                                      --            --          --
====================================================================================================

                                                                2002           2001         2000
Taxes on discontinued operations                                  $              $            $
-----------------------------------------------------------------------------------------------------
STATUTORY RATE APPLIED TO LOSS FROM DISCONTINUED OPERATIONS     (792,186)     (675,025)   (376,406)
Loss of subsidiary sold during the year                         (672,285)     (539,922)         --
Capital loss on sale of subsidiary                               119,901     1,064,133          --
Benefit of current year's losses not recognized (change in
 valuation allowance)                                          1,344,570       150,814     376,406
-----------------------------------------------------------------------------------------------------
                                                                      --            --           --
=====================================================================================================

        For the years ended August 31, 2002, 2001, and 2000, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

        As at August 31, 2002, the Company's deferred tax assets primarily relating to the benefit of realizing losses available for carry forward and the timing difference of the write-off of property and equipment, net of a full valuation allowance of $16,750,000, was nil. As at August 31, 2001, the Company's deferred tax assets primarily relating to the benefit of realizing losses available for carry forward and the timing difference of the write-off of property and equipment, net of a full valuation allowance of $5,600,000, was nil. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2002 and 2001.

        At August 31, 2002, the Company and certain subsidiaries have non-capital loss carry forwards of approximately $30,000,000 that can be carried forward against future taxable income and capital losses of approximately $2,800,000 that can be carried forward indefinitely against capital gains realized in future years. The non-capital losses began to expire in 2002.

8. LOANS AND NOTES PAYABLE/ BANK INDEBTEDNESS

Loans and notes payable consist of the following:

                                                        2002           2001
                                                          $             $
--------------------------------------------------------------------------------

BANK INDEBTEDNESS                                      2,990,914             --
--------------------------------------------------------------------------------
                                                       2,990,914             --
--------------------------------------------------------------------------------

LOANS PAYABLE
--------------------------------------------------------------------------------
Short-term note payable [v]                                   --      2,280,000
--------------------------------------------------------------------------------
Convertible promissory notes [iv]                      6,587,622             --
--------------------------------------------------------------------------------
                                                       6,587,622      2,280,000
--------------------------------------------------------------------------------

LONG TERM DEBT:
Term Loan [ia]                                           232,506             --
HP Loan [ii]                                             212,291             --
Royal Bank of Canada [x]                                      --      1,206,478
Bank of Montreal [iii]                                 1,166,667             --
Debenture & Note Payable [v & vi]                      1,360,311      1,250,233
RCA Trusts [vii]                                       1,427,676             --
Term loan [viii]                                          49,278             --
--------------------------------------------------------------------------------
                                                       4,448,729      2,456,711
LESS CURRENT PORTION                                   1,534,073         39,323
--------------------------------------------------------------------------------
LONG TERM DEBT LESS NON CURRENT                        2,914,656      2,417,388
--------------------------------------------------------------------------------


[i]     The bank indebtedness consists of debts from the following entities:

            --------------------------------------------------------
            Company                                         Amount
            ========================================================
            Logicorp Data Systems Ltd. ("LDS") [a]        2,872,850
            eTelligent Solutions Inc.                       118,064
            --------------------------------------------------------
                                                          2,990,914
            ========================================================

                [a] In March 2001, LDS Logicorp Data Solutions entered into a line of credit agreement with HSBC Bank of Canada. Bank advances are payable on demand. The loan agreement covers (i) a demand revolving operating loan up to $3,000,000; (ii) equipment loan up to $300,000;
        (iii) demand Evergreen Capital loan/lease
        facility up to $300,000; and (iv) loan on forward exchange contracts up to $500,000. The operating loan carries an interest rate of 0.82% over the prime rate while the equipment and Evergreen Capital loans carry an interest rate equal to, at the option of the Company, (a) 1.05% over the prime rate at the end of each month; or (b) a fixed rate agreed to by both the Bank and the Company. Under the terms of the agreement, the Company can borrow, under the operating loan and 31% of the forward exchange contracts outstanding, up to an aggregate of (i) 70% of acceptable accounts receivable and (ii) 50% of the lesser of cost or current market value of its inventory not to exceed $750,000. The effective rate at August 31, 2002 was 4.32%. Borrowings under the line are subject to certain financial covenants and restrictions on additional indebtedness and other related items. As of August 31, 2002, the Company is in violation of maximum debt to net worth and minimum working capital covenants. The loans are secured by the assets of the Company under a general security agreement, and are guaranteed by the Logicorp Service Group Ltd., through a security agreement and are also personally guaranteed by the former shareholders of LDS. Under the terms of the line of credit agreement, the bank may declare all outstanding amounts immediately due and payable. The Bank has not called the loan. A forbearance agreement was signed that expired in October 2003. The Company anticipates signing a new forbearance agreement that will extend to July 31, 2004.

        On January 22, 2002, Mr. Chell guaranteed liabilities of Logicorp to its principal lender, HSBC, in the amount of Cdn$1.0 million. On December 24, 2002, Mr. Chell guaranteed trade credit of Logicorp to Synnex in the amount of approximately Cd. $1.0 million. On January 7, 2003, the board determined that the Company would grant 3.5 million shares of common stock to Mr. Chell for such guarantees and other consideration in support of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a description of the loans.

[ii] LDS agreed to pay $212, 291 payable to HP in regards to the settlement of claims (NOTE 20[c]). The loan is payable in monthly installments of $4,423 due on the first day of every month, commencing on May 1, 2003 through April 2007 carrying an interest rate of 0%. This liability has been recorded at its full settlement value since calculation of imputed interest is considered immaterial to the accompanying consolidated financial statements.

[iii] In November 2001, the Bank of Montreal made available to the Company a Demand loan, non-revolving and/or Fixed Rate Term Loan in the amount of $1,250,000. The loan was for payment of the Matched Fund Term Loan held in the prior year by The Royal Bank of Canada for properties at 10 Meteor Drive and 775 Pacific Road. Borrowings are repayable by blended monthly principal payments of $10,417 and interest based on 10-year term which matures in December 2011. Interest is currently calculated at Prime Rate plus 1.25%. The effective rate at August 31, 2002 was 5.75%. The Company may convert the Demand loan, non-revolving advances in part or in total to a Fixed Rate Term Loan advances, and may be converted back to Demand loan, non-revolving at maturity of terms. Fixed Rate Term Loan rates are to be determined based on applicable rates at time of draw and the available terms are from 1 to 5 years. The loan is secured by accounts receivables, inventory and equipment of Interactive and Galavu under a general security agreement. The Demand loan is subject to certain financial covenants and restrictions on additional indebtedness and other related items.

[iv] On December 1, 2001, the Company offered to certain investors 8% convertible notes up to a maximum amount of US$8,000,000 in a private placement. The Company received approximately Cdn$6,587,622 through this offering. Under the terms of this offering, the notes are convertible into shares of common stock at a price of the greater of (1) 50% of the average closing bid prices for the ten trading days prior to conversion or (2) US$0.50. These notes were due August 9, 2002. On April 9, 2002 all of the holders of the notes signed commitments to voluntarily convert the notes based on the conversion price per the terms of the agreement, which was determined to be US$0.95 per share. This conversion was subject to shareholder approval. The conversion of these notes would have resulted in the issuance of approximately 4,389,000 shares representing approximately 20% of the total common shares outstanding after the issuance, and diluting the current common stockholders. As of August 31, 2002, none of these shares has been issued and the outstanding amount of the convertible notes was classified as liabilities. As of December 2, 2002, the Company, Joseph Gunnar & Co., LLC ("JGUN"), the placement agent in this offering, and the holders of these notes entered into a settlement agreement providing that the conversion price for these notes shall equal 85% of the two day weighted average trading price of the common stock for the five trading days preceeding effective date of the registration statement under the Securities Act of 1933, as amended, relating to the resale of the shares of common stock issuable upon such conversion, provided, that such conversion price cannot be greater than $0.75 or less than $0.40. Effective January 7, 2003, the Company, JGUN, Cameron Chell and the holders of the notes agreed that if this registration statement is not declared effective on or prior to September 1, 2003, the noteholders could "put" their shares of common stock to Mr. Chell at a price of $0.475 per share during the period of December 1-14, 2003. At April 30, 2004, such registration statement has not beem filed. By letter dated December 4, 2003, the noteholders agreed to permit the Company until February 28, 2004 to file all required filing and periodic reports under the Securities Exchange Act of 1934, as amended, and to amend the period during which they may "put" their shares issuable upon such conversion to Mr. Chell from December 1-14, 2003, to March 1-14, 2004, in exchange for the extension of the "put" period and the reduction of the conversion price to $0.25 per share, provided, that, if such deadline was not satisfied by the Company such agreement and reduction of the conversion price would be null and void. By letter, dated February 26, 2004, this deadline and the "put" period was amended to be April 30, 2004 and MAy 1-14, 2004, respectively. By letter, dated April 29, 2004, the Company requested that such deadline and "put" period be further amended to be May 30, 2004 and June 1-14, 2004, respectively. The Company believes that, as these notes have been held by the noteholders for an excess of two years, and none of such noteholders are or have been affiliates of the Company during the preceeding 90 days, the notes may be converted (at any time and the shares of common stock issuable upon such conversion could be resold pursuant to Rule 144(k), and, provided that the Company files all filings and periodic reports under the Securities Exchange Act prior to May 31, 2004, these notes shall be manditorily converted into shares of common stock. In the event that the notes should be converted into shares of common stock at the conversion price of $0.25 per share, the aggregate number of shares of common stock issued upon such conversion would be approximately 16,640,000, representing approximately 54% of the common stock outstanding giving effect to such conversion. One noteholder has indicated to the Company that it believes that it has a cause of action against the Company with respect to the foregoing and its rights under such notes, and has threatened to bring such action against the Company. In the event that the Company should be found to be in default of the notes or the related agreements, the Company may be required to repay the notes in the event that a settlement is not reached with the noteholders. In such event the Company does not believe that it currently has the necessary capital available to repay the notes and would be required to seek additional sources of capital or seek protection from creditors. See "Managements Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with EITF 00-27, "APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS." Total cost of beneficial conversion feature of Canadian $6,177,647 is recorded as a discount of the convertible debt which is fully amortized during the year ended August 31, 2002.

[v] On January 15, 2001, the Company received US$1,500,000 (approximately Cnd$2,280,000) in return for a promissory note. The note bears interest at 2% per month and US$1,000,000 of the principal and accrued interest was due and payable on December 5, 2001. Effective May 6, 2002, the remaining principal and interest expense was converted to 725,952 common shares of the Company' stock. A beneficial conversion and interest expense was calculated as of the date of the agreement to convert the notes to common shares, as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. The Company recognized a loss on extinguishment of debt and corresponding additional paid in capital in the amount of approximately $521,120. During the year ended August 31, 2002, the Company recorded interest of $522,564, made cash payments of $1,520,000 and settled the remaining balance of $1,282,564 with 725,952 shares of the Company's common stock. The Company authorized the settlement of the debt at $1.16 per share on May 1, 2002 while the quoted market price of the common stock was $1.62 with a discount of approximately $521,120 which is classified as loss on extinguishment of debt. As of August 31, 2002 and 2001, the outstanding balance of the note was $0 and $2,280,000, respectively.

[vi] On October 3, 2000, the Company closed the sale of a US$3,000,000 (approximately Canadian $4,740,000) Convertible 10% Debenture to the VC Advantage Limited Partnership ("VCALP"). As at August 31, 2001, US$1,700,000 (approximately Canadian $2,635,000) has been advanced to the Company. This unsecured convertible debenture is due three years from issue. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at our option. The Convertible Debenture is convertible into common stock, at US$3.00 per share, in amounts specified by the VCALP. The maximum number of common shares VCALP will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to VCALP. The warrants have a term of four years. The fair value of these warrants totaling approximately $220,000 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 1/2 years; (2) volatility of 80% (3) risk free interest of 5.87% and (4) dividend of 0%. This convertible debt matured in October 2003. The Company can elect to pay the outstanding loan balance in shares of common stock at a fixed conversion price of US$3.00 per share. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature of $1,728,134 and the relative fair value of the warrants of $220,000 are recorded as a discount of the convertible debentures. During the year ended August 31, 2001, the Company amortized $563,367 as interest expense. As of August 31, 2001, the outstanding balance of this debt net of unamortized discount totaled $1,250,233.

        On November 30, 2000 the convertible debenture was assigned by VCALP to CALP II Limited Partnership.

        During the 2002 Third Fiscal Quarter, the convertible debenture held by CALP II Limited Partnership ("CALP II") on behalf of Canadian Advantage Limited Partnership ("CALP") and Advantage (Bermuda) Fund Ltd. ("ABFL") was exchanged for a note payable to CALP in the amount of US$1,365,100 and a note payable to ABFL in the amount of US$504,900. These notes provide for payment of principal and interest at the rate of 10% per annum on August 31, 2006. The notes are secured by a general security agreement against the assets of the Company in priority to all other claims subject to the existing security of the Bank of Montreal and the Canadian Imperial Bank of Commerce ("CIBC").

        Effective April 15, 2002, the Company entered into an agreement with CALP to convert the principal amount of the note plus accrued interest into Common Stock at the rate of US$0.80 pursuant to which CALP received 1,314,000 shares of the Company. CALP will receive an additional 442,145 shares upon the approval of the Company's shareholders.

        Effective April 15, 2002, the Company also entered into an agreement with ABFL to convert the principal amount of the note plus accrued interest into Common Stock at the rate of US$0.80 pursuant to which ABFL received 486,000 shares of the Company. ABFL will receive an additional 163,533 shares upon the approval of the Company's shareholders.

        Certain terms of the convertible debt have been changed including the fixed conversion price reduced from $3 to $0.80. During the year ended August 31, 2002, the Company recorded additional discount of $677,216 and amortized $787,294. As of August 31, 2002, outstanding balance of this debt net of unamortized discount totaled $1,360,311.

        The conversion of the debt has been approved and the debt will be converted from debt to equity upon the filling of the registration statement and issuance of the shares.

[vii] The retirement compensation trusts were set up pursuant to section 248(1) of the Income Tax Act of Canada to provide retirement income to the three individuals who owned Logicorp. Pursuant to the original and amended purchase agreements of Logicorp, the Company will make monthly payments including interest in various amounts through December 2005. The loan carries an interest rate of prime plus 4.75% (8.75% at August 31, 2002).

[viii]  The Term loan is comprised of the following:

        [a] Loan bearing interest at Prime plus 1.25% per annum, repayable in monthly principal installments of $6,643 together with interest. Loan is due July 31, 2005. Outstanding balance of this loan totaled $38,050 as of August 31, 2002.

        [b]     Small Business  Equipment  Loans bearing  interest at Prime plus
2.25% per annum. Outstanding balance of this loan totaled $11,228 as of August 31, 2002.

Approximate future annual principal payments for long-term debt, exclusive of the above bank indebtedness, are as follows:

               --------------------------------------------------
               Years ended August 31,

               2003                                    $ 450,739
               2004                                    2,378,634
               2005                                      656,266
               2006                                      254,755
               2007                                      125,000
               Thereafter                                583,335
               --------------------------------------------------
                                                       4,448,729
               ==================================================

[ix]    Other loans

In May 2002, the Company did a private financing raise in the amount of US$290,000 ($443,189). Since the shares have not been issued the raise has been placed as a note payable. Upon the issuance of the Company's shares, the note will be converted from debt to equity. Per the agreement with the private investors, the Company agreed to sell the share of its common stock at $1 per share which results in issuance of 290,000 shares of common stock in relation to this private financing. As of December 29, 2003, the Company has not yet issued these shares to the private investors.

[x] In April 1998, the Royal Bank of Canada made available a Matched Fund Term Loan in the amount of $1,319,000 in order to finance the purchase of 10 Meteor Drive, including leaseholds, and to refinance the demand installment loan on 775 Pacific Road, a property owned by Magic. Borrowings are repayable by blended monthly payments of principal and interest based on a 20-year amortization period with the balance due and payable at the end of the 5-year term on April 7, 2003. The interest rate in effect for the first 5-year term of the loan is 6.98%. The fair value of the loan approximates its carrying value.

The loan is collateralized by a fixed debenture of $1,000,000, hypothecated to Magic's land and buildings, a guarantee and postponement of claim of $650,000 signed by Magic, a collateral first mortgage in the amount of $490,000 covering the property at 10 Meteor Drive, and a general security agreement covering all the assets of Interactive, other than real property.

During the year ended August 31, 2002, the Company paid off this debt. At August 31, 2001, $1,206,478 was outstanding under this loan agreement.

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

The Company has signed a Letter of Intent for the sale of certain Interactive assets to NTN Communications, Inc.

Total amounts expensed under this agreement were $1,770,275 for 2002, $1,865,675 for 2001 and $1,822,684 for 2000.

[b]     Lease commitments

        During the fiscal year ended August 31, 2002, Chell Merchant Capital Group leased 12,043 square feet of office space in Suites 301, 500 and 700 in a building located at 630 - 8th Avenue S.W. Calgary, Alberta, T2P 1G6. The combined annual rent of the three suites was Cdn$202,087. We subleased this space to unaffiliated third parties upon the discontinuation of the operations of this subsidiary for Cdn$150,000 per annum.

        Logicorp leases approximately 17,502 square feet in Edmonton, 11,800 square feet in Calgary and approximately 4,500 square feet in Vancouver for approximately annual rent of $220,350, $115,640 and $62,300 respectively. The leases expire as follows: Edmonton - December 2006, Calgary - July 31, 2006, and Vancouver - March 31, 2006.

The future minimum annual lease payments under operating leases are as follows:

               Years ended August 31,
               ----------------------------------------------------
               2003                                     $  319,157
               2004                                        342,445
               2005                                        342,445
               2006                                        226,715
               ----------------------------------------------------
                                                        $1,230,762
               ====================================================

Operating lease expenses were $682,084 for 2002, $398,073 for 2001, and $264,177 for 2000.

[c]     Employment agreements

        The Company and certain subsidiaries have entered into employment agreements with certain executive management employees with terms of between one and two years. These agreements expire in fiscal 2003. The remaining commitment for 2003 is approximately $208,000.

        On September 19, 2000, the Company entered into an employment agreement with Cameron Chell, pursuant to which Mr. Chell served as the Company's President and Chief Executive Officer. The agreement provided for an initial annual base compensation of $360,000, together with automobile expenses of $8,400 annually. In addition to the fixed remuneration, the Company provided Mr. Chell with the services of an Executive Assistant on an ongoing basis and an Accountant for a reasonable period of time to allow for the completion of outstanding accounting work related to existing companies in which Mr. Chell was involved. It was the understanding of the parties that this agreement was to be replaced by a definitive employment agreement before October 10, 2000; however, such an agreement has not been entered into at this time. Since the signing of this agreement, Mr. Chell has eliminated both his salary and automobile allowance in an effort to reduce our cash requirements. These were eliminated with the understanding that the compensation of Mr. Chell will be mutually agreed upon between the parties. During 2002 Mr. Chell resigned as President and Chief Executive Officer of the Company.

10. STOCKHOLDERS' EQUITY

[A]     AUTHORIZED SHARES

        The Company's authorized share capital comprises 50,000,000 common shares (increased from 20,000,000 shares on February 28, 2001), with a par value of $0.063 [U.S. $0.0467] per share and 1,500,000 non-cumulative Series B preferred shares with a par value of $0.012 [U.S. $0.010] per share. The Series B preferred shares are voting and convertible such that 3 preferred shares are exchangeable for 1 common share, at the option of the holders.

[b]     ISSUED AND OUTSTANDING SHARES

        On February 6, 2002, the Company issued 454,545 Series B preferred shares that have a par value of US$.01 per share to acquire all the issued and outstanding preferred shares of Wareforce.com. The value of the Series B preferred shares was determined based on the estimated market capitalization of the Company on February 6, 2002 which approximated $170,500. Since these preferred shares are convertible into equity at the option of the note holder, an embedded beneficial conversion feature of $137,016 has been recorded as a dividend in accordance with EITF 0027. There is a limitation on the conversion feature whereby shares are not convertible if the conversion would result in the holder owning more than 5% of the outstanding common shares of the Company. As of February 6, 2002, the maximum number of shares that can be converted into common stock was 474,565. During the year ended August 31, 2002, the Company wrote off the carrying value of the investment in Wareforce of $176,518.

 At August 31, 2001, there were no preferred shares outstanding.

[c]    RESERVED FOR FUTURE ISSUANCES

        As of December 29, 2003, the Company has reserved 5,046,682 common shares for future issuance. This is comprised of 1,543,840 options outstanding as of August 31, 2002 and 3,502,842 warrants, of which 466,342 were outstanding as of August 31, 2002.

[d]     WARRANTS OUTSTANDING

        The Company has the following warrants outstanding:

                                                                       REMAINING
                                          NUMBER        PRICE          AVG. TERM

         Warrants outstanding
           as of August 31, 2000              --           --

         Issued                           50,000        $3.00          4.0 years
                                         -------------------------
         Warrants outstanding
           as of August 31, 2001          50,000         $3.00         2.8 years

         Issued                          416,342     $1.00 - 2.00      3.0 years
                                         -------------------------
         Warrants outstanding
           as of August 31, 2002         466,342     $1.00 - $3.00     2.5 years
                                         -------------------------

11.  LOSS PER SHARE

Loss per share was calculated in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE." The following table sets forth the computation of basic and diluted loss per share for the years ended August 31:

---------------------------------------------------------------------------------------------------------------
                                                                  2002            2001              2000
                                                                    $               $                $
---------------------------------------------------------------------------------------------------------------
NUMERATOR:

Net loss (numerator for basic and diluted loss per share)
from continuing operations                                     (28,735,797)      (9,640,185)       (1,367,902)
Net loss (numerator for basic and diluted loss per share)
from discontinued operations                                    (2,015,740)      (2,107,454)         (955,719)
---------------------------------------------------------------------------------------------------------------
Net loss (numerator for basic and diluted loss per share)      (30,751,537)     (11,747,639)       (2,323,621)
===============================================================================================================

DENOMINATOR FOR BASIC LOSS PER SHARE - adjusted weighted
average number of shares and assumed conversions                 9,879,836        8,393,589         2,873,042

---------------------------------------------------------------------------------------------------------------
                                                                  2002            2001              2000
                                                                    $               $                $
---------------------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES

Convertible preferred shares                                            --               --                --
Convertible promissory notes                                            --               --                --
Employee stock options                                                  --               --                --

---------------------------------------------------------------------------------------------------------------
DENOMINATOR  FOR DILUTED LOSS PER SHARE - adjusted
weighted  average  number of shares and assumed conversions      9,879,836        8,393,589         2,873,042
===============================================================================================================

Basic and diluted loss per share from continuing operations          (2.91)           (1.15)            (0.48)
Basic and diluted loss per share from discontinued operations        (0.20)           (0.25)            (0.33)
---------------------------------------------------------------------------------------------------------------
Net loss per share                                                   (3.11)           (1.40)            (0.81)
===============================================================================================================

        During the year ended August 31, 2002, 454,545 preferred shares were issued. In addition, options to purchase 1,543,840 common shares and warrants to purchase 466,342 common shares were outstanding. These securities were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

        At August 31, 2001, 900,000 preferred shares convertible to 300,000 common shares were exercised and are no longer outstanding. In addition, options to purchase 1,325,000 common shares were outstanding. These securities were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

        At August 31, 2000, 900,000 preferred shares convertible to 300,000 common shares were outstanding. In addition, options to purchase 1,297,000 common shares were outstanding. These securities were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

12. CONTINGENT LIABILITIES

        On January 27, 2003, a former President of LDS, filed a wrongful dismissal claim against LDS and the Company. A round of examinations for discovery has been held and preparation of the affidavit of records is underway. Further discoveries were held during the week of September 8, 2003. The Company's counsel has determined that it is too early in the process to evaluate the merits of the case. The Company has not accrued any liabilities related to this claim as of August 31, 2002. The Company has filed a counter-suit stating that the former President was fraudulent in his representation to the Company in connection with the Company's acquisition of LDS.

        In June 2001, a former employee filed a wrongful dismissal claim against LDS. Subsequently the employee offered to settle for which LDS rejected. No further action has taken place since October 2001 and accordingly, LDS believes it will prevail and has not accrued liabilities on the accompanying financials statements related to this claim.

        On June 12, 1992, the Company filed a lawsuit against an unrelated company, Interactive Network Inc. of Mountain view, California, U.S.A. and its president. The suit seeks a non-infringement declaration with respect to a Canadian patent. This action was discontinued on September 9, 1998.

        On June 18, 1992, Interactive Network Inc., a third party, instituted proceedings against NTN Communications, Inc. ("Communications"), NTN Interactive Network Inc. and the Company in the Federal Court of Canada and in the California Supreme Court claiming patent infringement. It is the opinion of our Company's management and counsel that this patent infringement claim will be successfully defended.

        Canada Customs and Revenue Agency is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. An assessment of approximately $550,000 has been made to date by Canada Customs and Revenue Agency and the Company has filed a notice of objection. Management and counsel believe that it has valid defenses with respect to these matters and, accordingly, no amount has been recorded in these consolidated financial statements. In the event that such matters are settled in favor of Canada Customs and Revenue Agency, the amounts could be material and would be recorded in the period in which they became determinable. In December 2003, the Company entered into an agreement to sell certain operating assets and liabilities of the NTN Interactive Network Inc. to NTN Communications. As part of the agreement, NTN Communications will assume the liabilities related to this claim, if any.

        The Company and its subsidiaries are not a party or subject to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business. To the knowledge of management no other proceedings of a material nature have been or are contemplated against the Company.

13. BUSINESS ACQUISITIONS

[a] PURCHASE OF LOGICORP DATA SYSTEMS LTD.,  LOGICORP SERVICE GROUP LTD., 123557
    ALBERTA LTD. AND 591360 ALBERTA LTD.

        Effective January 1, 2002, the Company acquired 100% of the outstanding common stock of Logicorp Data Systems Ltd. ("LDS"), Logicorp Service Group Ltd., 123557 Alberta Ltd. and 591360 Alberta Ltd. (collectively "Logicorp") for a collective  purchase  price  of  $13,879,686.  Logicorp  is a  Canadian  systems integrator handling all aspects of IT systems integration and solutions development, including network integration and management, desktop support, hardware/software procurement, systems architecture design and consulting. Systems Integration is an area of business in which the Company can offer systems solutions to companies of various sizes. These solutions can be through the delivery and installation of computer hardware solutions; through offering services to companies to aid in their business processes or infrastructures or through personalized solutions aided for growing technology with their organization.

        The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                                          $
--------------------------------------------------------------------------------
Goodwill (see below for discussion
  on amended purchase price and impairment)                          13,429,307
Accounts receivable                                                   8,252,652
Inventory                                                               738,081
Fixed assets                                                          2,366,038
Other current assets                                                    783,932
Accounts payable and accrued expenses                               (8,800,327)
Other current liabilities                                           (2,889,997)
--------------------------------------------------------------------------------
                                                                     13,879,686
--------------------------------------------------------------------------------

        The purchase price was satisfied by $1,500,000 in cash, the issuance of two non-interest bearing promissory notes with a maturity value of $2,300,000 and the issuance of 5,355,000 shares of CMCG which had a fair value approximating $10,000,000. As the shares were exchangeable into Company shares at inception, the fair value of the shares issued was determined by using an average trading price of the Company's common stock for a reasonable period before and after the acquisition date, in accordance with SFAS 141 "Business Combinations". These shares of CMCG are exchangeable on a one for one basis for common shares of the Company. The election to exchange is not subject to or contingent on any future events or conditions and is solely at the option of the sellers. The first promissory note with a maturity value of $1,800,000 was due June 30, 2002. Prior to payment of the first promissory note, the Company had the option to adjust the purchase price by substituting the $1,800,000 note for an interest-free promissory note in the amount of $2,040,000 one half of which would be due June 30, 2002 and the second half would be due December 31, 2002. The Company did not make this election and paid the $1,800,000 promissory note in cash. The second promissory note has a maturity value of $500,000 and was initially due March 31, 2003.

        In addition, the purchase price may be adjusted upwards because the Company is required to pay an amount by which the earnings before taxes, interest, depreciation and amortization (EBITDA) of Logicorp exceeds $1,000,000 for the year ended December 31, 2002. The purchase price may be adjusted downward by three times the amount that EBITDA for this period is less than $1,000,000.

        The purchase price could be further adjusted on June 30, 2002, in the event that the weighted average closing stock price of the Company's common shares for the 10 trading days prior to June 30, 2002 was less than US$1.00. The weighted average closing stock price was greater than US$1.00 during this period and accordingly, no adjustment to the purchase price was required.

        During the fourth quarter of fiscal 2002, the Company began negotiations to adjust the purchase price of Logicorp due to an investigation of claims filed by Logicorp owed by Hewlett-Packard (Canada) Ltd. ("HP"). As a result, the purchase price for Logicorp has been amended, the issuance of exchangeable common shares has been decreased by 2,000,000 to 3,355,000 (from 5,355,000 originally) and the second promissory note of $500,000 has been cancelled. This has resulted in a balance of $200,000 still owed which is classified as a loan payable, related party on the August 31, 2002 balance sheet. In addition, a historical audit of Logicorp resulted in significant restatement issues which resulted in combined negative book values of ($2,074,567) as of December 31, 2001 (the date immediately prior to acquisition date). The purchase price has been adjusted for these events. For financial reporting purposes, goodwill is being allocated to the integrated systems segment. For tax purposes, all of the goodwill is expected to be deductible. The following is the revised purchase price allocation which was recorded in the fourth quarter of fiscal 2002:

      AMENDED PURCHASE PRICE                                    $
      --------------------------------------------------------------------
      Goodwill (see below for discussion on impairment)        10,489,549
      Accounts receivable                                       7,754,995
      Inventory                                                   377,016
      Fixed assets                                                743,118
      Other current assets                                        489,817
      Accounts payable and accrued expenses                   (6,056,814)
      Line of credit                                          (3,119,979)
      Other current liabilities                               (1,401,728)
      Long Term debt                                            (861,425)
      --------------------------------------------------------------------
                                                                8,414,549
      --------------------------------------------------------------------

        As a result of the financial statement restatement issue discussed above, and in addition to the significant operating losses incurred by the Logicorp entities subsequent to the acquisition date, management of the Company has determined that an impairment of goodwill had occurred as of August 31, 2002. Accordingly, the $10,489,549 was written off in its entirety effective in the fourth quarter of fiscal 2002.

        The operating results of Logicorp are included in the Company's consolidated statements of operations from the effective date of acquisition (January 1, 2002).

PRO FORMA INFORMATION (UNAUDITED)

        The following pro forma information on results of operations assumes that Logicorp was purchased at the beginning of each period presented.

                                                     For Year Ended
                                        Aug 31, 2002  Aug 31, 2001  Aug 31, 2000
                                             $             $             $
                                        ------------  ------------  ------------
Revenues                                 48,640,400    61,926,494    64,885,421

Net loss                                (28,146,376)  (10,606,336)  (12,265,788)
Net loss per share - basic and diluted        (2.85)        (1.26)        (1.58)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

[b]     PURCHASE OF ETELLIGENT SOLUTIONS INC.

        Effective June 1, 2002, Logicorp Data Systems Ltd. acquired 100% of the shares of eTelligent Solutions Inc. ("eTelligent"), for a purchase price of $165,000 which was payable as follows: $75,000 was paid at the date of closing and the balance is to be paid by four interest free promissory notes due on the following dates: $22,500 payable on March 1, 2003, June 1, 2003, September 1, 2003 and January 1, 2004.

        The purchase price may be adjusted downward dollar for dollar by the amount that the earnings before taxes of eTelligent from June 1, 2002 until October 31, 2003 is less than $245,000. However, the purchase price cannot be less than $150,000.

        The purchase price may be adjusted upward eighty cents for every dollar that eTelligent's Earnings before taxes exceed $245,000 from June 1, 2002 until October 31, 2003. The purchase price may be further adjusted:

        a.      By any increase in the Loans above $75,000

        b. By any increase in the eTelligent line of credit before June 1, 2002 above $135,000, or

        c.      If the Term Loan was increased above $65,000 before June 1, 2002

        The operating results related to the acquisition are included in the Company's consolidated statements of operations from the date of acquisition. Pro-forma information has not been provided for the prior year because it is not material.

[c]     PURCHASE OF ASSETS AND SHARES FROM CHELL.COM LTD. AND CAMERON CHELL

        On September 19, 2000, pursuant to an Agreement of Purchase and Sale dated as of August 4, 2000, the Company and its subsidiary Chell Merchant Capital Group acquired certain assets from Chell.com Ltd. ("Chell.com") and the following shares for an aggregate purchase price of US$27,002,086:

        (a) 480,000 shares of cDemo were acquired by the Company which represents approximately 14.3% of cDemo's issued and outstanding stock;

        (b) 875,000 shares of Engyro Inc. were acquired by the Company which represents approximately 34% of Engyro's issued and outstanding stock;

        (c)     60,000  Common   Shares  of  Chell.com   (USA)  Inc.,  a  Nevada
                corporation were acquired by the Company which represents 100% of Chell.com (USA)'s outstanding stock; and

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

        This acquisition was not reflected in the financial statements for the year ended August 31, 2000 since shareholder approval to ratify the above purchase transaction was not voted on and approved until September 8, 2000. As a result of the above, Cameron Chell and Chell.com owned greater than 50% of the Company's outstanding common stock, that is the Company has in effect been acquired in a reverse acquisition.

        This acquisition of the Company by Cameron Chell and Chell.com and the acquisition by the Company of the equity interests, as described in the first
paragraph,   are  reflected  at  historical  cost  in  the  Company's  financial statements.

[d]     GALAVU ENTERTAINMENT NETWORK INC.

        On September 13, 1999, pursuant to an Asset Purchase Agreement dated as of the 10th day of September, 1999, the Company, through its wholly-owned subsidiary, GalaVu, acquired, effective as of September 13th, 1999, substantially all of the property and assets [excluding accounts receivable] of GalaVu Entertainment Network, Inc. The purchase price of $2,958,058 was satisfied by the issuance of 100,000 common shares of the Company's stock and the issuance of a promissory note [the "Note"]. The Note is secured by a general security interest in all of GalaVu's present and after-acquired assets. The Note shall be payable in cash or in common shares of the Company's stock annually, for the term consisting of each of the next five fiscal years in an amount equal to 50% of the earnings before interest, taxes, depreciation and amortization of GalaVu for the immediately preceding annual period. Pursuant to the provisions of the Note, the minimum amount to be received by the holder of the Note is as follows: fiscal 2001 - $300,000, fiscal 2002 - $500,000, fiscal 2003 - $750,000, fiscal 2004 - $875,000 and fiscal 2005 - $875,000.

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

                                                                      $
        ----------------------------------------------------------------

        Property and equipment                                3,487,498
        Assumption of liabilities                             (529,440)
        ----------------------------------------------------------------
        PURCHASE PRICE                                        2,958,058
        ================================================================

    Subsequentto year-end, GalaVu entered into an agreement for the settlement of the note payable to CIBC.

    In April 2003 the Company sold GalaVu (see Note 4).

14. DEPOSIT ON PURCHASE OF APPLICATIONSTATION.COM, INC. SHARES

        On November 22, 2000, the Company entered into an agreement with Chell.com Ltd. to participate in the purchase of a 51% interest in the shares of ApplicationStation.com, Inc., an unrelated party. The Company has provided a deposit of $1,689,710 to Chell.com Ltd. for its 25% share of the 51% interest in the shares of ApplicationStation.com, Inc. The purchase transaction did not close. A demand for repayment has been sent to Chell.com Ltd. It does not appear that the deposit will be recoverable. It has therefore been written off in fiscal 2000. The Company is no longer pursuing the matter.

15. SEGMENT INFORMATION

        The Company operates in the entertainment, education and merchant services industries. Reportable segments have been identified by the Company due to differences in the services of the entertainment, education and merchant services industries. Corporate relates to costs that are not associated with a specific industry segment, but are required for the operations of the Company. Business segment information for the years ended August 31, 2002, 2001 and 2000 are as follows:

================================================================================
                                         2002          2001           2000
                                           $             $             $
                                                     Restated
--------------------------------------------------------------------------------

REVENUE
  Systems Integration                   34,205,614            --             --
  Corporate                                  2,310        16,595         13,703
--------------------------------------------------------------------------------
                                        34,207,924        16,595         13,703
--------------------------------------------------------------------------------
OPERATING LOSS
  Systems Integration                   (1,162,568)           --             --
  Merchant Service                              --    (5,076,619)            --
  Corporate                            (15,089,159)   (3,115,758)    (1,321,542)
--------------------------------------------------------------------------------
                                       (16,251,727)   (8,192,377)    (1,321,542)
--------------------------------------------------------------------------------
NET LOSS
  Systems Integration                  (12,173,848)           --             --
  Merchant Service                              --    (6,524,427)            --
  Corporate                            (16,561,949)   (3,115,758)    (1,367,902)
  Discontinued Operations               (2,015,740)   (2,107,454)      (955,719)
--------------------------------------------------------------------------------
                                       (30,751,537)  (11,747,639)    (2,323,621)
--------------------------------------------------------------------------------
TOTAL ASSETS
  Systems Integration                    6,435,982            --             --
  Merchant Service                              --     1,589,465             --
  Education                                     --       128,986      1,088,157
  Corporate                              2,810,773     3,170,689      1,818,027
  Discontinued Operations                       --     4,648,078      7,725,789
--------------------------------------------------------------------------------
                                         9,246,755     9,537,218     10,631,973
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES
  Systems Integration                      127,737            --             --
  Corporate                                  7,355        46,978             --
--------------------------------------------------------------------------------
                                           135,092        46,978             --
--------------------------------------------------------------------------------
DEPRECIATION & AMORTIZATION
  Systems Integration                      425,692            --             --
  Merchant Service                              --       431,967             --
  Corporate                                601,550       162,836         47,055
--------------------------------------------------------------------------------
                                         1,027,242       594,803         47,055
--------------------------------------------------------------------------------
INTEREST EXPENSE
   Systems Integration                     182,209           ---            ---
   Corporate                            10,077,990     1,146,708         46,360
--------------------------------------------------------------------------------
                                        10,260,199     1,146,708         46,360
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

Our business segment revenues are all generated primarily between customers in Canada and the United States.

        The 2001 and 2000 comparative segment information has been reclassified from statements previously presented to conform with the presentation of the 2002 segment information.

16. RELATED PARTY TRANSACTIONS

Due From Shareholders

Included in shareholders' equity is $227,365 at August 31, 2002, and $25,086 at August 31, 2001, of amounts due from shareholders. $25,086 and $202,279 was advanced during the years ended August 31, 2001 and 2002, respectively. The amounts are non-interest bearing, unsecured and are due on demand.

17. RESTATED FINANCIAL STATEMENTS

[a]     CHANGE IN PREFERRED SHARE CONVERSION RATE (FISCAL 2000 RESTATEMENT)

        On April 4th, 2000, the ratio at which preferred shares could be converted to common shares was changed from 4.67 to 1 to 3 to 1. The resulting change from 192,857 to 300,000 common shares upon conversion resulted in a one-time compensation charge of $337,779. In order to reflect this change, the fiscal 2000 financial statements have been restated.

[b]     DISCOUNT ON CONVERTIBLE DEBT (FISCAL 2001 RESTATEMENT)

On October 3, 2000, the Company closed the sale of a $4,740,000 (US$3,000,000) Convertible 10% Debenture of which $2,635,000 (US$1,700,000) has been advanced. EITF-00-27 requires the debt to be discounted resulting from any beneficial conversion feature. The Company did not book the discount on the debt and therefore had to make an adjustment to the Fiscal 2001 financial statements. As a result, the Company has now recorded a beneficial conversion feature of $1,728,134 and has amortized $563,367 for the year ended August 31, 2001. There were warrants associated with the debt and the Company recognized a $220,000 cost associated with these warrants. The Company had previously expensed $77,215 and recorded $175,491 in other assets, for which both amounts have now been reversed out completely because a portion of the proceeds has been allocated to the value of the warrants.

The following table presents the impact for each of the restatements in fiscal 2000 and 2001:

--------------------------------------------------------------------------------
                                                As Previously     As Restated
                                                   Reported        in 10-K/A
                                                                    for 2000
================================================================================
YEAR ENDED AUGUST 31, 2000

  Balance sheet:
    Share Capital
      Common shares                                  183,235          191,122
      Capital in excess of par value              10,124,777       10,454,669
      Deficit                                       (935,510)      (1,273,289)
  Statement of operations:
    Selling, general and administration           10,726,556       11,064,335[a]
    Net loss                                      (1,985,842)      (2,323,621)

  EPS
    Basic and diluted loss per share             $      0.69      $      0.81


                                                As Previously     As Restated
                                                   Reported        in 10-K/A
                                                                    for 2001
--------------------------------------------------------------------------------
YEAR ENDED AUGUST 31,  2001

  Balance sheet:
      Other Assets                                   388,802          212,541
  Long-term debt                                   5,884,339        4,523,822
    Share Capital
      Capital in excess of par value              14,143,533       15,849,971
      Deficit                                    (12,499,514)     (13,020,928)

  Statement of operations:
    Selling, general and administration           16,250,171       16,181,604[a]
    Interest and bank charges                        881,398        1,471,379[a]
    Net loss                                      (9,622,841)     (11,747,639)

  EPS
    Basic and diluted loss per share             $      1.34      $      1.40

[a]     before discontinued operations presentation in 2002 10-K.

18. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

        Investments in unconsolidated subsidiaries and other investees in which the Company exercises significant influence are recorded on the equity method, adjusted for the Company's proportionate share of their undistributed earnings or losses.

Investments carried on the equity method of accounting during 2002 (and as of August 2001) were as follows:

                                                        Percent
                                                         Owned

             cDemo Inc.                                   14.3%
             Engyro Inc.                                  22.1%
             Wareforce Inc.                             $176,518

        At August 31, 2002, the investment in Wareforce Inc. was deemed to be permanently impaired and has been written off in the statement if operations for 2002. At August 31, 2001, the Company's proportionate share of undistributed losses for cDemo Inc. and Engyro Inc. exceeded its investment and advances by $301,100. Accordingly, the Company's investment has been reduced to zero and $301,100 has been recorded as an expense in the statement of operations in 2001.


19. QUARTERLY INFORMATION (UNAUDITED)

The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

-------------------------------------------------------------------------------------------------------------------------------
                                                   AS REPORTED           FOURTH          THIRD          SECOND          FIRST
-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED 8/31/2001

Total net sales                                    18,222,374[a]       3,857,064       4,569,468       4,792,977      5,002,865

Gross profit                                       11,404,263[a]       2,062,126       3,022,692       3,071,198      3,248,247

(Loss) before income taxes
     and discontinued operations                  (10,144,255)        (1,838,438)     (3,549,901)     (1,356,506)    (3,399,410)

Net (loss)                                        (10,144,255)          (752,402)     (3,549,901)     (2,442,542)    (3,399,410)

Net (loss) per share:
Basic and diluted from continuing operations            (1.15)             (0.21)          (0.42)          (0.16)         (0.36)
Basic and diluted from discontinued operations          (0.25)             (0.12)             --           (0.13)            --
                                                  -------------------------------------------------------------------------------
Net income (loss) per share                             (1.40)             (1.10)           0.42           (0.29)         (0.41)
(Loss) from discontinued operations                (1,169,743)           (83,707)             --      (1,086,036)            --
(Loss) on disposal/sale of subsidiary                (937,711)          (937,711)             --              --             --

[a] prior to discontinued operations presentation

-------------------------------------------------------------------------------------------------------------------------------
                                                   AS REPORTED           FOURTH          THIRD          SECOND          FIRST
-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED 8/31/2002

Total net sales                                    34,207,924         (2,775,432)     20,639,179      12,386,011      3,958,166

Gross profit                                        2,887,937         (5,048,946)      3,038,983       2,327,504      2,570,396

(Loss) before income taxes
     and discontinued operations                  (28,735,797)       (14,392,630)    (10,810,393)     (2,411,735)    (1,121,039)

Net (loss)                                        (30,751,537)       (15,359,857)    (11,473,026)     (2,797,615)    (1,121,039)

Net (loss) per share:
Basic and diluted from continuing operations            (2.91)             (1.39)          (1.14)          (0.26)         (0.12)
Basic and diluted from discontinued operations          (0.20)             (0.08)          (0.08)          (0.04)            --
                                                  -----------        -----------     -----------     -----------     ----------
Net (loss) per share                                    (3.11)             (1.47)          (1.22)          (0.30)         (0.12)

(Loss) from discontinued operations                (1,710,649)          (963,374)       (361,395)       (385,880)            --

(Loss) on disposal/sale of subsidiary                (305,091)            (3,853)       (301,238)             --             --


20. SUBSEQUENT EVENTS

[a] GALAVU NOTE PAYABLE

On November 21, 2002, pursuant to a Debt and Security Purchase Agreement dated on the 29th day of October, 2002, the Company, through its wholly-owned subsidiary, GalaVu, settled the promissory note [the "Note"] issued from the acquisition of substantially all of the property and assets [excluding accounts receivable] of GalaVu. The present value of the Note, discounted at the Company's average borrowing rate (6.5%) amounted to $2,662,698. Arthur Andersen Inc., (the "Assignor") agreed to assign to the Company all of the Assignor's right, title and interest, if any, in and to the Note for the amount of $500,000 (the "Purchase Price"). The purchase price was paid in the following manner: A $150,000 deposit was made upon execution of the agreement and $350,000 was paid at the time of closing.

The $350,000 paid at the time of closing to the Assignor, was financed through a term loan in the principal sum of $375,000. The loan was secured through a second mortgage on our 10 and 14 Meteor Drive properties and a general security agreement on the capital assets of GalaVu. GalaVu can obtain a release from this security agreement upon a prepayment of $150,000 on account of principal plus interest on any payment date. The term of this loan is one year with an annual interest rate of 13%.

[b] CONVERTIBLE PROMISSORY NOTES

During 2002, the Company issued 8% convertible notes in the amount of $6,587,622 under a private placement memorandum. These notes are convertible to common shares at a conversion price of $0.95 per share. A dispute has arisen with the note holders with respect to the conversion of these notes. In order to resolve this dispute, effective December 2, 2002, the Company entered into an agreement with Joseph Gunnar & Co., LLC ("JGUN") and the note holders. The Company, JGUN and the note holders have all signed the agreement. Under the agreement the conversion price will not be less than $0.40 or greater than $0.75. The change in conversion price could result in the issuance of approximately 4,400,000 to 12,100,000 additional common shares depending on the final conversion price.

[c] SETTLEMENT OF CLAIMS FILED BY LOGICORP

On December 19, 2002, Hewlett-Packard (Canada) Ltd. ("HP") on behalf of itself and Compaq Canada ("Compaq"), a HP Company, entered into a settlement agreement with LDS in respect to certain questioned rebate claims. It was agreed that under the terms of the settlement agreement that HP will relieve LDS of all of its obligations owing to HP and Compaq under these questioned rebate claims, forgiving approximately $1,350,000 of claims, for a note in the amount of $238,291 (which has been recorded by the Company as of August 31, 2002). The note will be payable in 48 monthly installments of $4,423 (and HP will offset $26,000 in outstanding rebate claims). HP will have the right to offset payments against receivable balances. The note contains no stated interest rate and the Company imputed interest on the note at a rate of 9%. As a part of the settlement, the Company committed to pay $1,200 in monthly audit fees in relation to rebate claims.

[d] SALE OF BUILDINGS AND LAND

On October 12, 2002, we sold an office building owned by 3484751 Canada Ltd. located at 775 Pacific Road, Oakville Ontario to an unrelated 3rd party for approximately $560,000. The sale of the building resulted in a loss of approximately $250,000.

During the fiscal year ended August 31, 2002, we owned an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 12,500 square foot, one story building. On December 19, 2003, we sold this land and building to an unrelated third party for approximately $730,000 and recorded a gain on the sale of approximately $100,000.

During the fiscal year ended August 31, 2002, we owned an approximately 29,000 square foot parcel of land, located at 10 Meteor Drive, Toronto, Ontario, on which stands a 14,000 square foot, two story building. We sold this land and building to an unrelated party on March 7, 2004 for approximately $710,000. The Company anticipates a gain of approximately $70,000.

[e] LOGICORP ADVANCES

In December 2002, the three former shareholders of Logicorp Data Systems and Logicorp Service Group advanced Logicorp Data Systems $200,000 each, totaling $600,000. These advances were due on demand and did not carry a stated interest rate. Due to their long-term nature, the Company has imputed interest on these advances at a rate of 9%. During the year ended August 31, 2003, one of the advances was fully repaid and total payments of approximately $110,000 have been paid against the remaining advances.

During the year ended August 31, 2003, B.O.T.B., a company controlled by Cameron Chell, advanced Logicorp Data Systems $820,000, and during the period of September 1, 2003 through April 30, 2004, advanced Logicorp Data Systems $567,399. The advances are due on demand and do not carry a stated interest rate. Due to their long-term nature, the Company has imputed interest on the advances at a rate of 9% per annum. As of April 30, 2004, the aggregate amount of such advances was $1,387,399.

                                   SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------------
                                                   Balance at      Charged to       Charged to
                                                  Beginning of      Costs and          Other                        Balance at End
                                                      Year          Expenses         Accounts        Deductions         of Year

------------------------------------------------------------------------------------------------------------------------------------
For the fiscal year ended August 31, 2000

  Allowance for doubtful accounts                  $ 119,000        $  59,000      $        --      $         --        $ 178,000
                                                   =========        =========      ===========      ============        =========


For the fiscal year ended August 31, 2001

  Allowance for doubtful accounts                  $ 178,000        $ 166,500      $        --      $   (117,500)       $ 227,000[a]
                                                   =========        =========      ===========      ============        =========


For the fiscal year ended August 31, 2002

  Allowance for doubtful accounts                  $ 227,000        $ 270,000[b]   $  (229,700)     $    (70,218)       $ 160,000
                                                   =========        =========      ===========      ============        =========

        [a] included in "net assets from discontinued operations"

        [b] added from Logicorp acquisition in January 2002.

                             CHELL GROUP CORPORATION
                                    FORM 10-K

                                  EXHIBIT INDEX

EXHIBIT

NUMBER            DESCRIPTION OF EXHIBIT                            LOCATION

  2.1       Stock Purchase  Agreement,  dated October 1, 1996,
            among Connolly-Daw  Holdings Inc., 1199846 Ontario
            Ltd.,  Douglas  Connolly,  Wendy  Connolly and NTN
            Interactive    Network   Inc.,   minus   Schedules
            thereto..............................................  +1, Exh. 10.1

  3.1       Articles of Incorporation, as amended to date........          p. 59

  3.2       By-Laws, as amended to date..........................          p. 62

  4.1       Specimen Stock Certificate...........................          p. 71

  10.1      License  Agreement,  dated March 23, 1990, between
            NTN  Communications,   Inc.  and  NTN  Interactive
            Network Inc..........................................  +2, Exh. 10.9

  10.2      Stock Purchase  Agreement,  dated as of October 4,
            1994,  between NTN Canada and NetStar  Enterprises
            Inc. (formerly, Labatt Communications Inc.)..........     +3, Exh. A

  10.3      Option, dated as of October 4, 1994, registered in
            the name of NetStar  Enterprises  Inc.  (formerly,
            Labatt Communications Inc)...........................     +3, Exh. B

  10.4      Designation Agreement dated as of October 4, 1994,
            among NTN Canada,  Inc., NTN  Interactive  Network
            Inc. and NetStar Enterprises Inc. (formerly Labatt
            Communications Inc.).................................     +3, Exh. C

  10.5      Registration Rights Agreement, dated as of October
            4,  1994,   between   NTN   Canada   and   NetStar
            Enterprises Inc. (formerly,  Labatt Communications
            Inc.)................................................     +3, Exh. D

  10.6      Promissory  Note of NTN  Interactive  Network Inc.
            registered in  the name of Connolly-Daw  Holdings,
            Inc..................................................  +1, Exh. 10.2

  10.7      Promissory Note of NTN  Interactive  Network Inc.,
            registered in the name of 1199846 Ontario Ltd........  +1, Exh. 10.3

  10.8      Option  Agreement,  dated  October 1, 1996,  among
            Connolly-Daw   Holdings  Inc.,   NTN   Interactive
            Network Inc. and NTN Canada, Inc.....................  +1, Exh. 10.5

  10.9      Option  Agreement,  dated  October 1, 1996,  among
            1199846 Ontario Ltd., NTN Interactive Network Inc.
            and NTN Canada, Inc..................................  +1, Exh. 10.6

  10.10     Registration  Rights  Agreement,  dated October 1,
            1996,   among  NTN  Canada,   Inc.,   Connolly-Daw
            Holdings Inc. and 1199846 Ontario Ltd................  +1, Exh. 10.4

  10.11     Employment  Agreement dated as of August 31, 1994,
            between NTN  Interactive  Network  Inc.  and Peter
            Rona................................................. +4, Exh. 10.11

  10.12     Management   Agreement   dated  October  1,  1996,
            between  Magic  Lantern  Communications  Ltd.  and
            Connolly-Daw Holdings Inc............................ +4, Exh. 10.12

  10.13     Employment   Agreement   dated  October  1,  1996,
            between  Magic  Lantern  Communications  Ltd.  and
            Douglas Connolly..................................... +4, Exh. 10.13

  10.14     Employment   Agreement   dated  October  1,  1996,
            between  Magic  Lantern  Communications  Ltd.  and
            Wendy Connolly....................................... +4, Exh. 10.14

  10.15     Asset  Purchase  Agreement,  dated  September  10,
            1999,  by and  between  1373224  Ontario  Limited,
            Networks  North Inc. and Arthur  Andersen Inc., to
            acquire   the   property   and  assets  of  GalaVu
            Entertainment  Inc., from the person  appointed by
            the  court  of  competent   jurisdiction   as  the
            receiver or receiver and manager of the  property,
            assets and undertaking of GalaVu..................... +5, Exh. 10.15

  10.16     Promissory  Note, dated September 10, 1999, by and
            between 1373224 Ontario  Limited,  as Debtor,  and
            the Holder, as Creditor.............................. +5, Exh. 10.16

  10.17     General  Security  Agreement,  dated September 10,
            1999, by and between 1373224 Ontario  Limited,  to
            acquire   the   property   and  assets  of  GalaVu
            Entertainment  Inc., from the person  appointed by
            the  court  of  competent   jurisdiction   as  the
            receiver or receiver and manager of the  property,
            assets and undertaking of GalaVu..................... +5, Exh. 10.17

  10.18     Securities Pledge  Agreement,  dated September 10,
            1999, by and between  1373224  Ontario  Limited to
            acquire   the   property   and  assets  of  GalaVu
            Entertainment  Inc., from the person  appointed by
            the  court  of  competent   jurisdiction   as  the
            receiver or receiver and manager of the  property,
            assets and undertaking of GalaVu..................... +5, Exh. 10.18

  10.19     Certificate  to the Escrow Agent  certifying  that
            the  conditions of Closing have been  satisfied or
            waived............................................... +5, Exh. 10.19

  10.20     Certificate  to the Escrow Agent  certifying  that
            the  conditions of Closing have not been satisfied
            or waived............................................ +5, Exh. 10.20

  10.21     Occupancy and Indemnity Agreement, dated September
            10, 1999, by and between  1373224  Ontario Limited
            to  acquire  the  property  and  assets  of GalaVu
            Entertainment  Inc., from the person  appointed by
            the  court  of  competent   jurisdiction   as  the
            receiver or receiver and manager of the  property,
            assets and undertaking of GalaVu..................... +5, Exh. 10.21

  10.22 Order of the Ontario Superior Court of Justice, dated September, 1999, approving the transaction contemplated herein, and vesting in the Purchaser the right, title and interest of GalaVu and the Receiver, if any, in and to the Purchased Assets, free and clear of the right, title and interest of any other person other than Permitted Encumbrances .. +5, Exh. 10.22

  10.23     Bill of Sale,  dated  September  13, 1999,  by and
            between  1373224  Ontario  Limited to acquire  the
            property and assets of GalaVu  Entertainment Inc.,
            from  the  person   appointed   by  the  court  of
            competent jurisdiction as the receiver or receiver
            and   manager   of  the   property,   assets   and
            undertaking of GalaVu................................ +5, Exh. 10.23

  10.24     Covenant  of  Networks  North  Inc.  for  valuable
            consideration  to allot  and  issue and pay to the
            Receiver  100,000 common shares in accordance with
            the Purchase  Agreement  date  September 10, 1999,
            between 1373224 Ontario Limited and the Receiver..... +5, Exh. 10.24

  10.25     Agreement  of  Purchase  and Sale dated  August 4,
            2000 by and among  Networks  North Inc.,  Networks
            North  Acquisition   Corp.,   Chell.com  Ltd.  and
            Cameron Chell .......................................   +6, Exh. A.

  10.26     Valuation of Chell.com Ltd. as of May 31, 2000  by
            Stanford Keene.......................................    +6, Exh. B.

  10.27     Share Purchase  Agreement by and among Chell Group
            Corporation,  Chell Merchant Capital Group,  Inc.,
            Melanie   Johannesen,   Randy  Baxandall,   Morris
            Chynoweth, Elaine Chynoweth, the Johannesen Family
            Trust, the Baxandall Family Trust, the Merc Family
            Trust,  Logicorp Data Systems Ltd., 123557 Alberta
            Ltd.,  Logicorp  Service  Group  Ltd.  and  591360
            Alberta Ltd. ........................................+7, Exhibit 2.1

  10.28     Share  Purchase  Agreement,  dated as of April 25,
            2003 between DVOD Networks  Inc.,  and Chell Group
            Corporation, minus schedules thereto;

  10.29     Assignment of Debt and  Security,  dated April 25,
            2003  between  Chell  Group  Corporation  and DVOD
            Networks Inc;

  10.30     Assignment of Debt and  Security,  dated April 25,
            2003  among NTN  Interactive  Network  Inc.,  DVOD
            Networks  Inc  and  GalaVu  Entertainment  Network
            Inc.;

  10.31     Form of  Assignment  of Debt and  Security,  dated
            April 25, 2003 among 488605 Ontario Limited,  Ruth
            Margel and DVOD Networks Inc., minus schedules thereto.

  22        List of Subsidiaries.................................         p. 110


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

++      Filed electronically pursuant to Item 401 of Regulation S-T.

EXHIBIT 22. LIST OF SUBSIDIARIES OF CHELL GROUP CORPORATION AS AT NOVEMBER 26, 2001

NAME OF SUBSIDIARY(1)                              JURISDICTION OF INCORPORATION

Chell Merchant Capital Group, Inc........................................Ontario
Logicorp Data Systems Ltd. (2) ..........................................Alberta
Logicorp Service Group Ltd. (2) .........................................Alberta
123557 Alberta Ltd. (2) .................................................Alberta
591360 Alberta Ltd. (2) .................................................Alberta
eTelligent Solutions Inc. (3) ...........................................Alberta
NTN Interactive Network Inc...............................................Canada
1113659 Ontarion Ltd. ("Viewer Services) (4).............................Ontario
3484751 Canada Inc........................................................Canada
GalaVu Entertainment Network Inc. .......................................Ontario
Chell.com (USA) Ltd.......................................................Nevada

----------

NOTES:

        (1) Unless otherwise indicated, all named entities are wholly-owned subsidiaries of Chell Group Corporation.

        (2)     Wholly-owned subsidiary of Chell Merchant Capital Group.

        (3)     Wholly-owned subsidiary of Logicorp Data Systems Ltd..

        (4)     Wholly-owned subsidiary of NTN Interactive Network Inc.