Form 10-K
period 2003-08-31
CHELL GROUP CORP
filed 2004-10-18
CIK 797313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: AUGUST 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    150, 630 - 8TH AVENUE SW, CALGARY AB                      T2P 1G6
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (403) 303-8258

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities  registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                             PAR VALUE US$0.0467

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [_]  No [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      Aggregate market value (i.e., last price) of voting stock held by non-affiliates of the Registrant, as of October 12, 2004, US$571,816 based on the closing sale price of US$0.04 on October 8, 2004.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 12, 2004, 14,295,410 shares of common stock, par value US$0.0467 per share

      DOCUMENTS INCORPORATED BY REFERENCE:    NONE

                                     PART I

EXCHANGE RATES

      The currency amounts in this Annual Report on Form 10-K, including the financial statements, are, unless otherwise indicated, expressed in Canadian dollars ("Cdn$"). This Form 10-K contains translations of certain amounts in Canadian dollars into United States dollars ("US$") based upon the exchange rate in effect at the end of the period to which the amount relates, or the exchange rate on the date specified. For such purposes, the exchange rate means the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). These translations should not be construed as representations that the Canadian dollar amounts actually represent such U.S. dollar amounts or that Canadian dollars could be converted into U.S. dollars at the rate indicated or at any other rate. The Noon Buying Rate at the end of each of the five years ended August 31, the average of the Noon Buying Rates on the last day of each month during each of such fiscal years and the high and low Noon Buying Rate for each of such fiscal years were as follows:

--------------------------------------------------------------------------------
                      2004(1)     2003        2002        2001        2000
================================================================================
At end of period    Cdn$1.3130  Cdn$1.3857  Cdn$1.5588  Cdn$1.5508  Cdn$1.4715
Average for period      1.3320      1.4822      1.5724      1.5284      1.4714
High for period         1.3721      1.5778      1.6003      1.5825      1.4955
Low for period          1.2965      1.3523      1.5317      1.4685      1.4489

(1) Through August 31, 2004.

On October 12, 2004 the Noon Buying Rate was Cdn $1.2573.

ITEM 1. BUSINESS.

OVERVIEW

      GENERAL

      At August 31, 2003, we were engaged in the business of providing systems integration and interactive entertainment. Our business is conducted through our operating subsidiaries. At such date, we provided systems integration services through our Logicorp Data Systems Ltd. and Logicorp Services Group Ltd. subsidiaries (collectively referred to as "Logicorp") and eTelligent Solutions Inc. ("eTelligent"); and interactive entertainment services through our NTN Interactive Network Inc. ("NTN") and GalaVu Entertainment Network Inc. ("GalaVu") subsidiaries.

      We sold GalaVu on April 25, 2003 and effective December 15, 2003 we sold certain assets and liabilities of NTN. We discontinued the operations in our merchant capital services subsidiaries comprised of Chell Merchant Capital Group ("CMCG") and Chell.com USA, during February 2001; CMCG was then used to acquire Logicorp in January 2002.

      We were incorporated on May 12, 1986 pursuant to the laws of the State of New York as TrioSearch, Inc. In June 1988, we changed our name to NTN Canada, Inc. In March 1998 we changed our name to Networks North Inc. and in September 2000, changed our name to Chell Group Corporation. Our headquarters and principal place of business is located at Suite 123 2340 Pegasus Way NE, Calgary, AB T2E.8M5. Our registered office is located at c/o Reitler Brown LLC, 800 Third Avenue, 21st Floor, New York, New York, 10022.

      Through August 31, 2001, our management employed an aggressive acquisition and disposition strategy. Through August 31, 2002, our management employed a strategy of building and maintaining our current operations. During the year ended August 31, 2003, our management employed a strategy of maintaining operations in our core business of system integration and divesting of operations that were not part of this segment.

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

      Engyro and cDemo were investment companies that were invested in under our merchant services segment. We have no further plans to develop these companies and as such are held as investments that were written down during the fiscal year ended August 31, 2001 to zero.

      Effective August 8, 2004, the Company's previously wholly-owned subsidiaries, , Logicorp Data Systems Inc., and Logicorp Service Group Inc. (together, "Logicorp") issued common shares to NewMarket Technologies, a publicly-traded company for $2.1 million USD, such that NewMarket holds 51% of the outstanding equity securities of Logicorp. In exchange for 51% of these subsidiaries, NewMarket will pay $1.1 million in cash and $1.0 million will be paid to Logicorp according to the terms of a $1.0 million, 24-month promissory note.

      BUSINESS SEGMENTS

      Systems Integration is an area of business in which our subsidiaries offer systems solutions to companies of various sizes. These solutions include the delivery and installation of computer hardware solutions; services to companies to aid in their business processes or infrastructures or customized solutions to enable smooth migration to advancing technologies growing technology with their organization.

      Interactive Entertainment is an area of business that we have decided to divest ourselves of in order to focus our attention on the systems integration as is seen with the subsequent sales of GalaVu and NTN. This segment was viewed as an area of business in which we could use our technology to provide entertainment to the end user. This entertainment would allow for the interaction with other users or just for their own benefit. This segment has been discontinued by the sales of GalaVu and NTN.

      ORGANIZATIONAL STRUCTURE

      During the year ended August 31, 2003, we conducted our business through five material operating subsidiaries or subsidiary groups and three other companies in which we held investments. The following is a list of these subsidiaries or groups and investments, a designation of the business segments in which each then operated, and the percentage of our revenue attributable to such subsidiary or group of subsidiaries or investment:

--------------------------------------------------------------------------------
                                                          PERCENTAGE OF REVENUE
                                                            FOR THE YEAR ENDED
WHOLLY-OWNED SUBSIDIARIES              BUSINESS SEGMENT      AUGUST 31, 2003
================================================================================

Subsidiaries or Subsidiary Groups                        Actual      Proforma(1)
---------------------------------                        ------      -----------
   Logicorp                           Systems               93.8       73.5
                                      Integration
   eTelligent                         Systems                6.2        4.9
                                      Integration
   NTN (sold December 2003)           Interactive            0.0       13.9
                                      Entertainment
   GalaVu (sold April 2003)           Interactive            0.0        7.7
                                      Entertainment
   CMCG                               Merchant Services      0.0        0.0

Investment Companies
--------------------
   Engyro, Inc. (2)                   Other                  0.0        0.0
   cDemo Inc. (2)                     Other                  0.0        0.0
--------------------------------------------------------------------------------
(1) The operations of NTN were sold on December 15, 2003. We sold GalaVu on April 25, 2003. We discontinued the operations of CMCG in February 2001. CMCG was then used to acquire Logicorp in January 2002. See Note 13 of consolidated financial statements for disclosures on business acquisitions

(2) The percentage of ownership in these companies is less than 5% and the values have been written of in Fiscal 2001

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

LOGICORP

      Logicorp is a Western Canadian information technology solution provider, specializing in Network Infrastructure, Security, Microsoft Business Solutions and Managed Services. We want our clients to consider us their sole provider of computer-related products and services, to meet their entire network infrastructure, security and managed services needs, either at a single or multiple locations. We believe our strong relationship with manufacturers and suppliers and our commitment to development and education can be a huge advantage for our clients. We intend to provide the strategies, solutions, services and products to help our clients better manage their business and technology complexities.

      IT Infrastructure. We offer services designed to comprehensive, expert develop and enhance clients' IT environments and infrastructures through our supply channels and our staff. Through remote monitoring and management, request management, or on-site systems support our services are intended to help a company maintain smooth operation of the network, whether it is a large site with many users or a small business network. We help manage desktop environments for end-user communities, implement and maintain desktop infrastructures, help-desk services, managing local area networks and shared systems and technology lifecycle management. We also offer a continuum of fully managed, scalable, hosting services, including assisting clients with the implementation and hosting of their enterprise packaged applications, storage related consulting, mainframe management, security and privacy services and web hosting services.

      o End User Services. Our customizable services manage the desktop environment for end-user communities with distinct user profiles, devices, applications, work locations or collaboration needs. Offered through a Web portal with flexible pricing options, End User Services include messaging, digital learning, mobility and mail services.

      o Field Services. We offer on-site implementation and maintenance of desktop infrastructure, including hardware and software support, install/move/add/change services and warranty management.

      o Helpdesk Services. We provide users with a single point of contact for problem and service requests. These services enable direct interaction between the desktop user and Logicorp's technical support organizations, which leverage both human and technical resources.

      o Infrastructure Services. We manage local area networks and shared systems to defined levels of performance, including server management, network management, security management and backup/restore services.

      o Technology Lifecycle Management. Logicorp provides a suite of services that augment, support and increase the value and productivity of end-user hardware and software. The services include planning and architecture, procurement, global reporting, model office services (to test designs before implementation), security management and business continuity/disaster recovery services.

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

      Transformation Services. Our Transformation Services include Business Process Innovation Services and Business Acceleration Services. Our Business Process Innovation Services help clients achieve their business objectives by redesigning and transforming their process and performance measurement systems to effectively support their business strategies. Our Business Acceleration Services optimize business processes and deliver solutions that enable clients to quickly realize business value, generate savings and minimize implementation risk.

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

SERVICES CONSULTING

      Services Consulting encompass a continuum of innovative and scalable solutions from enterprise strategy through application design, development and deployment. Our services encompass the management and deployment of disciplines, competencies and capabilities within the following areas: Applications Services, Applied Value Chain Services, Business Process Innovation Services and Business Acceleration Services.

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

BUSINESS PROCESS INNOVATION SERVICES

      Business Process Innovation Services help clients achieve their business objectives by redesigning and transforming their personnel, process and performance measurement systems to effectively support their business strategies. We create operational efficiencies and enhance how our clients deliver products and services to their clients and throughout their enterprise. Services include quickly identifying opportunities for the greatest impact, developing a business case for change, implementing industry-specific best practices and developing a phased change implementation plan. Our competencies are organized into the following practice areas:

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

      o Web Application Development. Allows clients to significantly reduce IT costs and create more responsive and effective organizations by seamlessly connecting information, people, systems and devices. We offer a range of services using Microsoft(R) and Java(R) 2 Enterprise Edition (J2EE) platforms as well as the advantages of certified developers, proven architectural frameworks and best practice software development methodologies.

      o Microsoft Enterprise Services. We build and deliver innovative solutions that leverage Microsoft platforms, products and tools, with emphasis on developer tools, server software, client software and end user applications.

ETELLIGENT SOLUTIONS INC.

      eTelligent is a western Canadian team of business system consultants specializing in implementing and integrating e-business, CRM (customer relationship management) and financial services solutions from Microsoft Great Plains. The organization is comprised of professional accountants, information technology specialists and support staff, who provide implementation, training and support services. eTelligent Solutions has offices in Edmonton and Calgary, Alberta. eTelligent Solutions Inc. has provided successful business solutions to a variety of business organizations for over ten years. They currently represent and support over 70 Microsoft Great Plains customers throughout Alberta. All of their employees are certified through the Microsoft Great Plains University.

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

      Effective on December 15, 2003, we sold certain assets and liabilities of NTN to NTN-US. In exchange for this business and assets, NTN has agreed to pay US$1.5 million (Cdn$2.03 million), consisting of (i) US$650,000 (approximately Cdn$853,000) of unregistered common stock (approximately 238,000 shares) of NTN-US (NTN:AMEX) valued on the closing market price on the date of sale and
(ii) US$250,000 (approximately Cdn$328,000) in cash at closing, less certain fees due from NTN to NTN-US, such amounts payable in three equal monthly payments.

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

GALAVU ENTERTAINMENT NETWORK INC.

      Our GalaVu subsidiary (sold April 2003) is a technology-based entertainment provider of interactive in-room entertainment systems to hotels. At April 25, 2003, our GalaVu subsidiary was installed in over 200 Canadian hotels, primarily small and mid sized. GalaVu's interactive system is based on proprietary technology and provides a wide range of affordable, in-room entertainment packages. Marketed to guests under the "Round-the-Clock Entertainment" brand, GalaVu's suite of products include Hollywood movies on demand, premium television programming, and other information and entertainment services designed to enhance the stay of hotel guests while generating revenue for our GalaVu subsidiary and its hotel partners.

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

CHELL MERCHANT CAPITAL GROUP

      CMCG was set up as a separate subsidiary to be in the business of researching, identifying and acquiring technology companies. CMCG's focus was to identify upcoming technology trends and create the effective infrastructure required to build out and support these trends. CMCG is a wholly-owned subsidiary of our company. Our interests in our Logicorp subsidiaries are held through Chell Merchant Capital Group.

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

CDEMO

      cDemo is a start up company that was incorporated in the State of Delaware in February 2000. We own less than 5.0% of the stock of cDemo and the remainder of the company's stock is distributed as follows: private venture capitalists; cDemo's management and employees, none of whom are affiliated with us. Allan Chell, the brother of Cameron Chell, our former Chairman of the Board of Directors, President and Chief Executive Officer, is a Director and principal shareholder of cDemo and its Vice-President of Strategic Development.

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

GROWTH STRATEGY

      Our growth strategy primarily focuses around increasing the profitability in our operating companies through process development and technological advances to aid an organization in operating efficiencies. While at the same time searching for companies that will allow for us to increase our market share and our profitability or allow us the ability to offer unique technologies that our companies can sell and promote to our existing and potential new clients.

COMPETITION

      The market for each of our business segments was at August 31, 2003 and remains rapidly evolving and highly competitive. Although we believe that each of our business segments is comprised of a large number of actual and potential competitors and that, other than our interactive entertainment business segment, the business segments in which we operate diverse segments of the interactive entertainment and venture capital services markets will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments.
Competitors include a wide variety of companies and organizations, including venture capitalists, interactive entertainment providers, Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers.

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

INTELLECTUAL PROPERTY

      Our success is dependent upon software and other intellectual property from third parties. Notwithstanding the foregoing, no one license is material to our business prospects, financial condition or results of operations. We must conduct our operations without infringing on the proprietary rights of third parties. We also rely upon non-patented trade secrets and the know-how and expertise of our employees. To protect our licensed technology and other intellectual property, we rely primarily on a combination of the protections provided by applicable contract, copyright, trademark, and trade secret laws as well as confidentiality procedures and licensing arrangements. Although we believe that we have taken appropriate steps to protect our non-patented proprietary rights, including requiring that our employees and third parties who are granted access to our licensed technology enter into confidentiality agreements with us, there can be no assurance that these measures will be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire non-patented technologies or products similar or superior to ours.

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

EMPLOYEES

      As of September 15, 2004 we employed 65 employees in the four operating subsidiaries, consisting of 3 executives, 3 general managers, 29 salespersons, 3 in marketing, 5 individuals involved in administration, 5 individuals involved in finance and accounting, 17 individuals involved in information services. We believe that our staff is adequate for our anticipated needs.

ITEM 2. PROPERTIES.

      During the fiscal year ended August 31, 2003, we owned an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 12,500 square foot, one story building. On December 19, 2003, we sold this land and building to an unrelated third party for approximately $730,000 and recorded a gain on the sale of approximately $100,000.

      During the fiscal year ended August 31, 2003, we owned an approximately 29,000 square foot parcel of land, located at 10 Meteor Drive, Toronto, Ontario, on which stands a 14,000 square foot, two story building. We sold this land and building to an unrelated party on March 7, 2004 for approximately $710,000. The sale resulted in an approximate gain of $70,000.

      The properties located at 10 & 14 Meteor Drive in Toronto, Ontario and 775 Pacific Road in Oakville had been financed through a mortgage, with the Bank of Montreal, dated April 24, 2002. The principal balance outstanding regarding these two properties, as at August 31, 2003 was Cdn$789,584. The property at 14 Meteor was sold December 19, 2003.

      During the fiscal year ended August 31, 2003, GalaVu leased 8,619 square feet of office space in a building located at 3790 - 3820 Victoria Park Avenue, North York, Ontario, which lease expires on October 31, 2002 (CND$77,729 annually). GalaVu was sold April 25, 2003 and the Company no longer holds any obligation on these leases.

      During the fiscal year ended August 31, 2002, Chell Merchant Capital Group leased 12,043 square feet of office space in Suites 301, 500 and 700 in a building located at 630 - 8th Avenue S.W. Calgary, Alberta, T2P 1G6. The combined annual rent of the three suites was Cdn$199,000. Effective October 2002, we subleased this space to unaffiliated third parties upon the discontinuation of the operations of this subsidiary for Cdn$144,000 per annum.

      Commencing on December 15, 2003, we started utilizing interim space in Toronto, Ontario at nominal cost and there are no lease agreements in place for the use of the spaces.

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

      NTN LITIGATION

      On June 18, 1992, Interactive Network Inc. (Interactive) commenced a lawsuit against us, NTN Communications and our NTN subsidiary in the Federal Court of Canada, Trial Division, Montreal, Quebec, under the title INTERACTIVE NETWORK, INC. v. NTN COMMUNICATIONS, INC., NTN SPORTS, INC. AND NTN CANADA, INC. This action alleges that Interactive granted NTN Communications the right to use the Interactive Patent, which right Communications then improperly licensed to our NTN subsidiary and us. Interactive alleges that the license agreement between NTN Communications and our NTN subsidiary and us infringes upon the Interactive Patent. The action seeks a declaration of the validity of the Interactive Patent, an injunction restraining us from further infringement, and either damages (in an unspecified amount) or an accounting of profits derived from certain games used in Canada. Except for the aforementioned pleadings, no proceedings or discovery have been undertaken in this action.

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

      LOGICORP DATA SYSTEMS LITIGATION

      On January 27, 2003, a former President of Logicorp Data Systems filed a wrongful dismissal claim against Logicorp Data Systems and us. A round of examinations for discovery has been held and preparation of the affidavit of records is underway. Further discoveries were held during the week of September 8, 2003. Our counsel has determined that it is too early in the process to evaluate the merits of the case. We have not accrued any liabilities related to this claim as of August 31, 2003. We have filed a counter-suit stating that the former President was fraudulent in his representation to the Company.

      In June 2001, a former employee filed a wrongful dismissal claim against LDS. Subsequently the employee offered to settle for which LDS rejected. No further action has taken place since October 2001 and accordingly, LDS believes it will prevail and has not accrued liabilities on the accompanying financial statements related to this claim.

      CHELL MERCHANT CAPITAL GROUP LITIGATION

      In May 2002, a former consultant filed a claim against CMCG. The consultant claims that he is owed commissions, options and expenses related to his time working at Interlynx. The consultant has offered to settle for which CMCG has rejected. CMCG believes that firstly, it is not responsible for a lawsuit against Interlynx and secondly, that the consultants claims are unjustified. This lawsuit is scheduled for trial at the end of October, 2004. CMCG believes it will prevail and has not accrued liabilities on the accompanying financial statements related to this claim.

      8% CONVERTIBLE NOTES

      On  December  1,  2001,  the  Company  offered  to  certain  investors  8%
convertible notes up to a maximum amount of US$ 8,000,000 in a private placement. The Company received approximately Cnd$6,587,622 through this offering. Under the terms of this offering, the notes are convertible into shares of common stock at a price of the greater of (1) 50% of the average closing bid prices for the ten trading days prior to conversion or (2) US$0.50. These notes were due August 9, 2002. On April 9, 2002 all of the holders of the notes signed commitments to voluntarily convert the notes based on the conversion price per the terms of the agreement, which was determined to be US$0.95 per share. This conversion was subject to shareholder approval. The conversion of these notes would have resulted in the issuance of approximately 4,389,000 shares representing approximately 20% of the total common shares outstanding after the issuance, and diluting the current common stockholders. As of August 31, 2003, none of these shares has been issued and the outstanding amount of the convertible notes was classified as liabilities. As of December 2, 2002, the Company, Joseph Gunnar & Co., LLC ("JGUN"), the placement agent in this offering, and the holders of these notes entered into a settlement agreement providing that the conversion price for these notes shall equal 85% of the two day weighted average trading price of the common stock for the five trading days preceding effective date of the registration statement under the Securities Act of 1933, as amended, relating to the resale of the shares of common stock issuable upon such conversion, provided, that such conversion price cannot be greater than $0.75 or less than $0.40. Effective January 7, 2003, the Company, JGUN, Cameron Chell and the holders of the notes agreed that if this registration statement is not declared effective on or prior to September 1, 2003, the noteholders could "put" their shares of common stock to Mr. Chell at a price of $0.475 per share during the period of December 1 - 14, 2003. At April 30, 2004, such registration statement has not been filed. By letter dated December 4, 2003, the noteholders agreed to permit the Company until February 28, 2004 to file all required filing and periodic reports under the Securities Exchange Act of 1934, as amended, and to amend the period during which they may "put" their shares issuable upon such conversion to Mr. Chell from December 1-14, 2003, to March 1 - 14, 2004, in exchange for the extension of the "put" period and the reduction of the conversion price to $0.25 per share, provided, that, if such deadline was not satisfied by the Company such agreement and reduction of the conversion price would be null and void. By letter, dated February 26, 2004, this deadline and the "put" period were amended to be April 30, 2004 and May 1 - 14, 2004, respectively. By letter, dated April 29, 2004, the Company requested that such deadline and "put" period be further amended to be May 30, 2004 and June 1 - 14, 2004, respectively. In the event that the notes should be converted into shares of common stock at the conversion price of $0.25 per share, the aggregate number of shares of common stock issued upon such conversion would be approximately 16,640,000, representing approximately 54% of the common stock outstanding giving effect to such conversion. On June 11, 2004, the Company again requested that such deadline and "put" period be further extended to be August 10, 2004 and August 11-24, 2004, respectively. Effective September 14, 2004, the Company has asked for another extension to October 11, 2004. In addition, the Company proposed that the notes would be automatically converted on the earlier of (i) the date that all annual and quarterly reporting obligations under federal securities laws have been complied with or (ii) July 10, 2004. The conversion price of the notes has been further reduced from $0.25 per share to $0.16 per share. The aggregate number of shares of common stock issued upon such conversion would be approximately 29,358,209, representing approximately 67.25% of the common stock outstanding giving effect to such conversion. One noteholder has indicated to the Company that it believes that it has a cause of action against the Company with respect to the foregoing and its rights under such notes, and has threatened to bring such action against the Company. In the event that the Company should be found to be in default of the notes or the related agreements, the Company may be required to repay the notes in the event that a settlement is not reached with the noteholders. In such event, the Company does not believe that it currently has the necessary capital available to repay the notes and would be required to seek additional sources of capital or seek protection from creditors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

--------------------------------------------------------------
                                              HIGH      LOW
                                              ----      ---
                                              (US$)    (US$)
==============================================================
2001 FISCAL YEAR
      First Quarter                            7.219    3.000
      Second Quarter                           4.813    1.813
      Third Quarter                            2.313    0.938
      Fourth Quarter                           1.600    0.870
2002 FISCAL YEAR
      First Quarter                            1.310    0.510
      Second Quarter                           1.990    0.520
      Third Quarter                            2.250    1.190
      Fourth Quarter                           1.40     0.109
2003 FISCAL YEAR
      First Quarter                            0.909    0.109
      Second Quarter                           0.209    0.019
      Third Quarter                            0.409    0.109
      Fourth Quarter                           0.499    0.001
2004 FISCAL YEAR
      First Quarter                            0.259    0.001
      Second Quarter                           0.109    0.01
      Third Quarter                            0.059    0.001
      Fourth Quarter                           0.059    0.029


      On September 14, 2004, the closing price of the Common Shares on NASDAQ pink sheets was US$0.08.

      As of September 14, 2004, we had 14,295,410 shares of common stock outstanding.

      As of the close of business on July 8, 2004, there were approximately 228 holders of record of our Common Stock. We believe that there are approximately 1,100 beneficial holders of Common Stock. We are informed and believe that as of July 21, 2004, Cede & Co. held 3,406,326 shares of our common stock as nominee for Depository Trust Company, 55 Water Street, New York, New York 10004. It is our understanding that Cede & Co. and Depository Trust Company both disclaim any beneficial ownership therein and that such shares are held for the account of numerous other persons.

      Since its inception in 1986, we have not paid any cash dividends on our Common Stock. However, we have, in the past, declared certain stock dividends and stock splits. We intend to retain earnings, if any, to finance operations and, therefore, do not expect to declare or pay any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth a summary of selected financial information regarding the Company and its subsidiaries, consolidated, for each of the five fiscal years ended August 31, 2003.

Statement of Operations Data (Canadian Dollars):

----------------------------------------------------------------------------------------------------------------
                                                                Year Ended August 31,
                                                                --------------------
                                               2003            2002          2001        2000       1999
                                               ----            ----          ----        ----       ----
                                               Cdn$            Cdn$          Cdn$        Cdn$       Cdn$
                                                                         Restated (1)
----------------------------------------------------------------------------------------------------------------
Operating revenues                             32,500,096      34,207,924        16,595       13,703      61,804
Cost of sales                                  28,380,248      31,319,987            --           --          --
Gross profit                                    4,119,848       2,887,937        16,595       13,703      61,804
Net loss attributable to common
shareholders                                   (7,541,502)    (30,888,553)  (11,747,639)  (2,323,621)   (971,497)
Net income (loss) per share, basic and
diluted                                             (0.71)          (3.13)        (1.40)       (0.81)      (0.36)
Weighted average number of shares
outstanding, basic and diluted                 10,757,273       9,879,836     8,393,589    2,873,042   2,635,050
=================================================================================================================

Balance Sheet Data (Canadian Dollars):

-----------------------------------------------------------------------------------------------------------
                                                                 August 31,
-----------------------------------------------------------------------------------------------------------
                                       2003          2002         2001          2000            1999
                                       ----          ----         ----          ----            ----
                                                              Restated (1)
-----------------------------------------------------------------------------------------------------------
Total assets                            7,297,262   13,380,666    9,537,218     10,631,974      12,072,282
Long-term obligations                     113,392    1,051,603    2,417,388      1,206,479       1,243,151
Shareholders' (deficit) equity        (22,910,890) (16,988,536)   3,408,066      9,383,419      10,792,767
===========================================================================================================

(1) - See Note 17 to consolidated financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

RECENT EVENTS

      Effective August 8, 2004, the Company's previously wholly-owned subsidiaries, Logicorp Data Systems Inc., and Logicorp Service Group Inc. (together, "Logicorp") issued common shares to NewMarket Technologies ("NewMarket"), a publicly-traded company for $2.1 million USD, such that NewMarket holds 51% of the outstanding equity securities of Logicorp. In exchange for 51% of these subsidiaries, NewMarket will pay Logicorp $1.1 million in cash at closing. An additional $1.0 million will be paid to Logicorp according to the terms of a $1.0 million, 24-month promissory note. As a result of this transaction, the Company holds the remaining 49% of the outstanding shares of Logicorp.

      Twelve (12) months following the first anniversary of the purchase of the 51% interest, if Logicorp has achieved annual sales of at least $18,000,000 with at least a breakeven profit, Chell Group will have an option to require NewMarket to acquire the remaining 49% of the sellers remaining stock for a purchase price of $1,900,000 to be paid in NewMarket stock with piggyback registration rights. NewMarket will have an equal right to require the sale of Chell Group's remaining 49% stock position in Logicorp under the same performance conditions.

      CORPORATE BACKGROUND

      We are engaged in the business of providing interactive entertainment services and systems integration services. Our core businesses are the systems integration services provided by our Logicorp Data Systems Ltd. subsidiary and the interactive entertainment services provided by our NTN Interactive Network and GalaVu Entertainment Network Inc. subsidiaries.

      As of August 31, 2003, we had a working capital deficit of $22,191,579 and an accumulated deficit of $51,450,983. We generated revenues of $32,500,096 for the 2003 Fiscal Year and incurred a net loss of $7,541,502. In addition, during the 2003 Fiscal Year, net cash used in operating activities was $3,323,865.

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

      PLAN OF OPERATIONS

      Our business strategy is to divest ourselves of non-core operating and wind up all non-operating companies. While at the same time refocusing our energies in our core companies and bring these operations to profitable operations. Our core operations are the systems integration segment companies. We will be bringing our corporate entity current with all of its filings and will begin to petition for market status. While all the time looking for new opportunities that may arise in order to increase our value and profitability.

      We expect our general and administrative costs to increase in future periods due to our operating as a public company whereby we will incur added costs for filing fees, increased professional services and insurance costs.

      The following is our selected statement of operations data by business segment for the years ended August 31, 2003, 2002, and 2001.

================================================================================
                                            2003          2002          2001
                                              $             $             $
                                                                      Restated
================================================================================
Revenue
  Systems Integration                    32,500,096    34,205,614            --
  Corporate                                      --         2,310        16,595
--------------------------------------------------------------------------------
                                         32,500,096    34,207,924        16,595
--------------------------------------------------------------------------------
Operating loss
  Systems Integration                    (3,034,169)   (1,162,568)           --
  Merchant Service                               --            --    (5,076,619)
  Corporate                              (2,709,541)  (15,089,159)   (3,115,758)
--------------------------------------------------------------------------------
                                         (5,743,710)  (16,251,727)   (8,192,377)
--------------------------------------------------------------------------------
Net loss attributable to common
shareholders
    Systems Integration                  (3,659,647)  (12,173,848)           --
    Merchant Service                             --            --    (6,524,427)
    Corporate                            (4,795,166)  (16,698,965)   (3,115,758)
    Discontinued Operations                 913,311    (2,015,740)   (2,107,454)
--------------------------------------------------------------------------------
                                         (7,541,502)  (30,888,553)  (11,747,639)
--------------------------------------------------------------------------------
Total assets
  Systems Integration                     4,534,621     6,435,982            --
  Merchant Service                               --            --     1,589,465
  Education                                      --            --       128,986
  Corporate                               1,793,349     2,810,773     3,170,689
  Discontinued Operations                   969,292     4,133,911     4,648,078
--------------------------------------------------------------------------------
                                          7,297,262    13,380,666     9,537,218
--------------------------------------------------------------------------------
Capital expenditures
  Systems Integration                       275,104       127,737            --
  Corporate                                  24,896         7,355        46,978
--------------------------------------------------------------------------------
                                            300,000       135,092        46,978
--------------------------------------------------------------------------------
Depreciation & Amortization
  Systems Integration                       573,186       425,692            --
  Merchant Service                               --            --       431,967
  Corporate                                 470,762       601,550       162,836
--------------------------------------------------------------------------------
                                          1,043,948     1,027,242       594,803
--------------------------------------------------------------------------------
Interest expense
   Systems Integration                      625,479       182,209            --
   Corporate                              1,837,037     9,940,974     1,146,708
--------------------------------------------------------------------------------
                                          2,462,516    10,123,183     1,146,708
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2003 COMPARED TO YEAR ENDED AUGUST 31, 2002

      REVENUES. Revenues from product sales for the 2003 Fiscal Year were $30,321,968 compared to $32,468,400 for the 2002 Fiscal Year, a decrease of $2,146,432 or 6.6%. For comparative purposes, Logicorp was purchased on January 1, 2002, thus we are comparing 12 months for the 2003 Fiscal Year compared to 8 months for the 2002 Fiscal Year. Logicorp experience an overall decrease in sales. This decrease is attributed to a slumping technology market and decreased sales due to a reorganization in the sales force.

      Revenues from service sales for the 2003 Fiscal Year were $2,178,128 compared to $1,739,524 for the 2002 Fiscal Year, an increase of $438,604 or 25.2%. For comparative purposes, Logicorp was purchased on January 1, 2002, thus we are comparing 12 months for the 2003 Fiscal Year compared to 8 months for the 2002 Fiscal Year. In addition, eTelligent was purchased June 1, 2002 thus resulting in a full year of sales for the 2003 Fiscal Year as compared to 3 months worth of sales for the 2002 Fiscal Year. eTelligent's sales for the 2003 Fiscal Year were $1,136,206 compared to $473,553 for the 2002 Fiscal Year, an increase of $662,653. Logicorp experienced an overall decrease in service sales of $224,049. This decrease is attributed to a slumping technology market and decreased sales due to a reorganization in the sales force.

      As a result of the foregoing, our total revenues in the aggregate were $32,500,096 for the 2003 Fiscal Year, compared to $34,207,924 for the 2002 Fiscal Year, a decrease of $1,707,828. The decrease is due to a slumping technology market and a decreased sales staff.

      COST OF REVENUES. Cost of revenues from product sales for the 2003 Fiscal Year was $28,088,752 compared to $30,725,499, a decrease of $2,636,747 or 8.6%.
This decrease is the result of decreasing comparative sales and a change in sales mix to higher margin products

      Cost of revenue from service sales for the 2003 Fiscal Year were $291,496, compared to $594,488 for the 2002 Fiscal Year. The decrease is attributable to increases in the sales of services, offset by decreasing the costs associated with the sales department.

      As a result of the foregoing, our total cost of revenues for continuing operations was $28,380,248 for the 2003 Fiscal Year, compared to $31,319,987 for the 2002 Fiscal Year, a decrease of $2,939,739 or 9.4%. The decrease is the result of decreasing sales from the weak technology market.

      GROSS PROFIT. Gross profit was $4,119,848 for the 2003 Fiscal Year compared to $2,887,937 for the 2002 Fiscal Year. The increase is attributable to having Logicorp and eTelligent for a full fiscal year in the 2003 Fiscal Year.

      EXPENSES. Selling, general and administrative expenses for the 2003 Fiscal Year were $8,656,468, compared to $7,622,873 for the 2002 Fiscal Year, an increase of $1,033,595 or 13.6%. Due to having Logicorp and eTelligent for a full fiscal year, there was in increase of $3,143,406. The major items offsetting the increase were; no cost associated with the acquisition and financing raises in the 2003 Fiscal Year when compared to approximately $2,600,000 in the 2002 Fiscal Year; decreased costs associated with the closing on CMCG in the 2002 Fiscal year of $528,711 and decreased legal and accounting fees of $717,860. As a percentage of our total revenues, such costs increased to 26.6% for the 2003 Fiscal Year from 22.3% for the 2002 Fiscal Year.

      Write-off on leasehold improvements for the 2003 Fiscal Year was $163,142 compared to $nil for the 2002 Fiscal Year. Since the Company was not occupying the space leased by CMCG, it was determined that the value of the leaseholds needed to written off to represent the PV of rent received from the sublease.

      Depreciation and amortization for the 2003 Fiscal Year were $1,043,948, compared to $1,027,242 for the 2002 Fiscal Year, an increase of $16,706 or 1.6%.. As a percentage of our total revenues, such costs increased to 3.2% for the 2003 Fiscal Year compared to 3.0% for the 2002 Fiscal Year.

      Loss from the impairment of goodwill for the 2003 Fiscal Year was nil compared to $10,489,549 for the 2002 Fiscal Year. The costs for the 2002 Fiscal Year arose from the impairment of our subsidiaries in the Logicorp Group of Companies.

      Loss from operations for the 2003 Fiscal Year was $5,743,710 compared to $16,251,727 for the 2002 Fiscal Year, a decrease of $10,508,017 or 64.7%. This decrease was caused primarily by no impairment of goodwill for the 2003 Fiscal Year ($10,489,549 for the 2002 Fiscal Year) and an increase in gross profit ($1,231,911 for the 2003 Fiscal Year) associated with having Logicorp and eTelligent for a full fiscal year.

      Loss on extinguishment of debt was nil for the 2003 Fiscal Year compared to $521,120 for the 2002 Fiscal Year. The 2002 Fiscal Year loss resulted from a beneficial conversion and interest expense was calculated as of the date of the agreement to convert the notes to common shares, as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. The Company recognized a loss on extinguishment of debt and corresponding additional paid in capital and the balance of this debt has been retired.

      Interest expense for the 2003 Fiscal Year were $2,462,516, compared to $10,123,183 for the 2002 Fiscal Year, a decrease of $7,660,667 or 75.7%. The decrease was primarily the result of not having the interest costs of beneficial conversion features ($6,283,881) and interest costs associated with the financing raises ($1,909,011)for the 2003 Fiscal Year. As a percentage of our total revenues, such costs decreased to 7.6% for the 2003 Fiscal Year compared to 29.6% for the 2002 Fiscal Year.

      Loss on disposals of investments/property were $248,587 for the 2003 Fiscal Year compared to $1,838,140 for the 2002 Fiscal Year. The costs arose from the loss from the sale of one of the properties. In the 2002 Fiscal Year the loss arose from the writing down the deposit on Applicationstation.com. As a percentage of the Company's total revenues, such costs were 5.4% for the 2002 Fiscal Year.

      NET INCOME/LOSS. As a result of all of the above, the Company's net loss for the 2003 Fiscal Year was $7,541,502 (which includes $913,311 of gains from discontinued operations) compared to net loss of $30,751,537 (which includes $2,015,740 of losses from discontinued operations) for the 2002 Fiscal Year, a change of $23,210,035.

      DISCONTINUED OPERATIONS. The Company sold GalaVu on April 25, 2003 and Interactive on December 15, 2003 (see Note 4 of financial statements for further discussion). Accordingly, the Company is following the guidance in SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The operations of GalaVu, Interactive and Magic are presented as discontinued operations for all periods presented.

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

      As a result of the foregoing, our total revenues in the aggregate were $34,207,924 for the 2002 Fiscal Year, compared to $16,595 for the 2001 Fiscal Year, an increase of $34,191,329. The increase is due to the purchase of the Logicorp entities.

      COST OF REVENUES. Cost of revenues from product sales for the 2002 Fiscal Year was $30,725,499. As Logicorp was purchased in the 2002 Fiscal Year there is no comparison for our 2001 Fiscal Year.

      Cost of revenues from service sales for the 2002 Fiscal Year were $594,488. As Logicorp was purchased in the 2002 Fiscal Year there is no comparison.

      As a result of the foregoing, our total cost of revenues for continuing operations was $31,319,987 for the 2002 Fiscal Year, compared to $nil for the 2001 Fiscal Year, an increase of $31,319,987 or 100%.

      GROSS PROFIT. Gross profit was $2,887,937 for the 2002 Fiscal Year compared to $16,595 for the 2001 Fiscal Year. As Logicorp was purchased in the 2002 Fiscal Year there is no comparison for our 2001 Fiscal Year.

      EXPENSES. Selling, general and administrative expenses for the 2002 Fiscal Year were $7,622,873 compared to $7,258,609 for the 2001 Fiscal Year, an increase of $364,264 or 5.0%. Of this, there were increases to legal and accounting fees of $1,324,433, offset by decreasing operating costs of CMCG. These increased due to the acquisition and the financing raises.

      Depreciation and amortization for the 2002 Fiscal Year were $1,027,242, compared to $594,803 for the 2001 Fiscal Year, an increase of $432,439 or 72.7%. This increase is the result of $425,692 of additional depreciation resulting from the addition of Logicorp and eTelligent. As a percentage of our total revenues, such costs decreased to 3.0% for the 2002 Fiscal Year.

      Loss from the impairment of goodwill for the 2002 Fiscal Year was $10,489,549 compared to nil for the 2001 Fiscal Year. The costs arose from the impairment of our subsidiaries in the Logicorp Group of Companies. As a percentage of the Company's total revenues, such costs were 30.7% for the 2002 Fiscal Year.

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

      Interest expense for the 2002 Fiscal Year were $10,123,183, compared to $1,146,708 for the 2001 Fiscal Year, an increase of $8,976,475 or 782.8%. The increase was primarily the result of the interest costs of beneficial conversion features ($6,283,881), interest costs associated with the financing raises ($1,909,011), the amortization of the discount on debt ($589,981), increased debt levels and the addition of Logicorp ($193,602). As a percentage of our total revenues, such costs increased to 29.5% for the 2002 Fiscal Year.

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

      DISCONTINUED OPERATIONS. The Company sold GalaVu on April 25, 2003, Interactive on December 15, 2003 and Magic on March 18, 2002 (see Note 4 of financial statements for further discussion). Accordingly, the Company is following the guidance in SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The operations of GalaVu, Interactive and Magic are presented as discontinued operations for all periods presented.

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

      At the 2003 Fiscal Year end, we had the requisite working capital to fund our ongoing business operations based upon the losses that had been incurred during the previous two fiscal years. In addition, our business plan for 2004 contemplates obtaining additional working capital through refinancings or restructurings of our existing loan agreements, and the possible sale of some of our existing subsidiaries. Our management is of the opinion that they will be able to obtain enough working capital and that together with funds provided by operations, there will be sufficient working capital for the Company's requirements.

      We may require additional financing in order to implement our business plan. We currently anticipate capital expenditures of at least $150,000 during the next 12 months for the replacement of older capital assets. If the anticipated cash generated by our operations are insufficient to fund requirements and losses, we will need to obtain additional funds through third party financing in the form of equity, debt or bank financing. There can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. If additional capital is not raised, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of a financing involving equity, the holders of our common stock may experience substantial dilution. In addition, as our results may be negatively impacted and thus delayed as a result of political and economic factors beyond our control, our capital requirements may increase.

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

      In March 2001, LDS entered into a line of credit agreement with HSBC Bank of Canada. Bank advances are payable on demand. The loan agreement covers (i) a demand revolving operating loan up to $3,700,000; (ii) equipment loan up to $300,000; (iii) demand Evergreen Capital loan/lease facility up to $300,000; and
(iv) loan on forward exchange contracts up to $500,000. The operating loan carries an interest rate of 0.82% over the prime rate while the equipment and Evergreen Capital loans carry an interest rate equal to, at the option of the Company, (a) 1.05% over the prime rate at the end of each month; or (b) a fixed rate agreed to by both the Bank and the Company. Under the terms of the agreement, the Company can borrow, under the operating loan and 31% of the forward exchange contracts outstanding, up to an aggregate of (i) 70% of acceptable accounts receivable and (ii) 50% of the lesser of cost or current market value of its inventory not to exceed $750,000. The effective rate at August 31, 2003 was 4.32%. Borrowings under the line are subject to certain financial covenants and restrictions on additional indebtedness and other related items. As of August 31, 2003, the Company is in violation of maximum debt to net worth and minimum working capital covenants. The loans are secured by the assets of the Company under a general security agreement, and are guaranteed by the Logicorp Service Group Ltd., through a security agreement and are also personally guaranteed by the former shareholders of LDS. Under the terms of the line of credit agreement, the bank may declare all outstanding amounts immediately due and payable. The Bank has not called the loan. A forbearance agreement was signed that expired in October 2003. The Company has signed a new forbearance agreement that will extend to October 31, 2004 and anticipates signing a longer forbearance before the end of October 31, 2004.

            On January 22, 2002, Mr. Chell guaranteed liabilities of Logicorp to its principal lender, HSBC, in the amount of Cdn$1.0 million. On December 24, 2002, Mr. Chell guaranteed trade credit of Logicorp to Synnex in the amount of approximately Cdn. $1.0 million. On January 7, 2003, the board determined that the Company would grant 3.5 million shares (actual issuance of shares occurred in Fiscal 2004) of common stock to Mr. Chell for such guarantees and other consideration in support of the Company. The valuation on the shares was determined by the 10 day preceding trading average of the Company's common stock, which resulted in an approximate $134,000 US$ compensation expense recorded in Fiscal 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the loans.

The bank line of credit consists of debts from the following entities:

        -----------------------------------------------------------
        Company                                      2003     2002
        -----------------------------------------------------------
        Logicorp Data Systems Ltd. ("LDS")         908,432  603,740
        eTelligent Solutions Inc.                        0        0
        -----------------------------------------------------------
                                                   908,432  603,740
        ===========================================================

      On  December  1,  2001,  the  Company  offered  to  certain  investors  8%
convertible notes up to a maximum amount of US$ 8,000,000 in a private placement. The Company received approximately Cnd$6,587,622 through this offering. Under the terms of this offering, the notes are convertible into shares of common stock at a price of the greater of (1) 50% of the average closing bid prices for the ten trading days prior to conversion or (2) US$0.50. These notes were due August 9, 2002. On April 9, 2002 all of the holders of the notes signed commitments to voluntarily convert the notes based on the conversion price per the terms of the agreement, which was determined to be US$0.95 per share. This conversion was subject to shareholder approval. The conversion of these notes would have resulted in the issuance of approximately 4,389,000 shares representing approximately 20% of the total common shares outstanding after the issuance, and diluting the current common stockholders. As of August 31, 2003, none of these shares has been issued and the outstanding amount of the convertible notes was classified as liabilities. As of December 2, 2002, the Company, Joseph Gunnar & Co., LLC ("JGUN"), the placement agent in this offering, and the holders of these notes entered into a settlement agreement providing that the conversion price for these notes shall equal 85% of the two day weighted average trading price of the common stock for the five trading days preceding effective date of the registration statement under the Securities Act of 1933, as amended, relating to the resale of the shares of common stock issuable upon such conversion, provided, that such conversion price cannot be greater than $0.75 or less than $0.40. Effective January 7, 2003, the Company, JGUN, Cameron Chell and the holders of the notes agreed that if this registration statement is not declared effective on or prior to September 1, 2003, the noteholders could "put" their shares of common stock to Mr. Chell at a price of $0.475 per share during the period of December 1 - 14, 2003. By letter dated December 4, 2003, the noteholders agreed to permit the Company until February 28, 2004 to file all required filing and periodic reports under the Securities Exchange Act of 1934, as amended, and to amend the period during which they may "put" their shares issuable upon such conversion to Mr. Chell from December 1--14, 2003, to March 1 - 14, 2004, in exchange for the extension of the "put" period and the reduction of the conversion price to $0.25 per share, provided, that, if such deadline was not satisfied by the Company such agreement and reduction of the conversion price would be null and void. By letter, dated February 26, 2004, this deadline and the "put" period were amended to be April 30, 2004 and May 1 - 14, 2004, respectively. By letter, dated April 29, 2004, the Company requested that such deadline and "put" period be further amended to be May 30, 2004 and June 1 - 14, 2004, respectively. The Company believes that, as these notes have been held by the noteholders for an excess of two years, and none of such noteholders are or have been affiliates of the Company during the preceding 90 days, the notes may be converted at any time and the shares of common stock issuable upon such conversion could be resold pursuant to Rule 144(k), and, provided that the Company files all filings and periodic reports under the Securities Exchange Act prior to May 31, 2004, these notes shall be mandatorily converted into shares of common stock. On June 11, 2004, the Company again requested that such deadline and "put" period be further extended to be August 10, 2004 and August 11-24, 2004, respectively. In addition, the Company proposed that the notes would be automatically converted on the earlier of (i) the date that all annual and quarterly reporting obligations under federal securities laws have been complied with or (ii) July 10, 2004. The conversion price of the notes has been further reduced from $0.25 per share to $0.16 per share. The aggregate number of shares of common stock issued upon such conversion (principal and unpaid accrued interest thru July 11, 2004 [date of new conversion agreement]) would be approximately 29,358,209, representing approximately 67.25% of the common stock outstanding giving effect to such conversion (based upon 14,295,410 shares outstanding at time of filing the August 31, 2003 Form 10-K) . On August 10, 2004, the Company requested such deadline and "put" period be further extended to be September 10, 2004 and September 11-24, 2004, respectively. Effective September 14, 2004, the Company has asked for another extension to October 11, 2004. One noteholder has indicated to the Company that it believes that it has a cause of action against the Company with respect to the foregoing and its rights under such notes, and has threatened to bring such action against the Company. In the event that the Company should be found to be in default of the notes or the related agreements, the Company may be required to repay the notes in the event that a settlement is not reached with the noteholders. In such event the Company does not believe that it currently has the necessary capital available to repay the notes and would be required to seek additional sources of capital or seek protection from creditors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

      In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and was amortized using the effective interest rate method over the life of the debt in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Total cost of beneficial conversion feature of Canadian $6,177,647 is recorded as a discount of the convertible debt which was fully amortized during the year ended August 31, 2002.

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

      Certain terms of the convertible debt have been changed including the fixed conversion price reduced from $3 to $0.80. During the year ended August 31, 2002, the Company recorded additional discount of $677,216 and amortized $787,294. During the year ended August 31, 2003, the Company recorded additional discount of $0 and amortized $1,000,504. As of August 31, 2003, outstanding balance of this debt net of unamortized discount of $154,424 totaled $2,201,166. As of August 31, 2002, outstanding balance of this debt net of unamortized discount of $1,154,928 totaled $1,360,311.

      The conversion of the debt has been approved and the debt will be converted from debt to equity upon the filling of the registration statement and issuance of the shares. This convertible debt matured in October 2003, however CALP and ABFL were managed by Thomas Kerrnighan ("TK"), which has declared bankruptcy. The Company has been unable to locate the trustee or obtain contact from any former employee of TK. The debt will remain on the Company's books indefinitely until a settlement can be reached.

      LDS agreed to pay $212,291 payable to HP in regards to the settlement of claims with a discount of $53,073. The loan is payable in monthly installments of $4,423 due on the first day of every month, commencing on May 1, 2003 through April 2007 carrying an interest rate of 0%. This liability has been recorded at its full settlement value since calculation of imputed interest is considered immaterial to the accompanying consolidated financial statements.

      The Term loan is comprised of the following:

        ----------------------------------------------------------------
        Company                                       2003          2002
        ================================================================
        Current
        Logicorp Data Systems Ltd. [a]                  --        79,716
        Etelligent Solutions Inc. [b]                1,470        49,278
        ----------------------------------------------------------------
                                                     1,470       128,994

        Non-current
        Logicorp Data Systems Ltd. [a]                  --       152,790
        Etelligent Solutions Inc. [b]                   --            --
        ----------------------------------------------------------------
                                                        --       281,784
        ================================================================

      [a] Loan bearing interest at Prime plus 1.25% per annum, repayable in monthly principal installments of $6,643 together with interest. Loan is due July 31, 2005. Approximate principal repayments are as follows 2003 -$79,716, 2004-$79,716 and 2005-$73,074. Logicorp accelerated the payments in 2004.

      [b] Small Business Equipment Loans bearing interest at Prime plus 2.25% per annum.

      In November 2001, the Bank of Montreal made available to the Company a Demand loan, non-revolving and/or Fixed Rate Term Loan in the amount of $1,250,000. The loan was for payment of the Matched Fund Term Loan held in the prior year by The Royal Bank of Canada for properties at 10 Meteor Drive and 775 Pacific Road. Borrowings are repayable by blended monthly principal payments of $10,417 and interest based on 10-year term which matures in December 2011. Interest is currently calculated at Prime Rate plus 1.25%. The effective rate at August 31, 2003 was 4.06% (August 2002 - 5.75%). The principal remaining as of August 31, 2003 was $789,583 (August 2002 - $1,166,667). The Company may convert the Demand loan, non-revolving advances in part or in total to a Fixed Rate Term Loan advances, and may be converted back to Demand loan, non-revolving at maturity of terms. Fixed Rate Term Loan rates are to be determined based on applicable rates at time of draw and the available terms are from 1 to 5 years. The loan is secured by accounts receivables, inventory and equipment of Interactive and GalaVu under a general security agreement. The Demand loan is subject to certain financial covenants and restrictions on additional indebtedness and other related items.

      On November 21, 2002, pursuant to a Debt and Security Purchase Agreement dated on the 29th day of October, 2002, the Company, through its wholly-owned subsidiary, GalaVu, settled the promissory note (the "Note") issued from the acquisition of substantially all of the property and assets [excluding accounts receivable] of GalaVu. The present value of the Note, discounted at the Company's average borrowing rate (6.5%) amounted to $2,662,698. Arthur Andersen Inc., (the "Assignor") agreed to assign to the Company all of the Assignor's right, title and interest, if any, in and to the Note for the amount of $500,000 (the "Purchase Price"). The purchase price was paid in the following manner: A $150,000 deposit was made upon execution of the agreement and $350,000 was paid at the time of closing.

                    Loan amount                 $3,300,000
                    Discount                      (637,302)
                    --------------------------------------
                    Discounted loan             $2,662,698
                    Payment                       (500,000)
                    Amortization of discount       390,724
                    --------------------------------------
                    Loan at time of settlement  $2,533,422
                    Payment for settlement        (500,000)
                    Legal Fees                      17,793
                    --------------------------------------
                    Gain on settlement of debt  $2,051,215
                    ======================================

      The $350,000 paid at the time of closing to the Assignor, was financed through a term loan in the principal sum of $375,000. The loan was secured through a second mortgage on our 10 and 14 Meteor Drive properties and a general security agreement on the capital assets of GalaVu. This debt was settled with the sale of GalaVu; the $375,000 debt was repaid and then re-issued to Chell Group Corporation in the amount of $325,000.

      The $325,000 bears interest at a rate of 13% and matures on November 25, 2003 and the monthly payments are for interest only. The loan was extended in November 2003, to a maturity date of December 15, 2003. The loan was repaid with the proceeds from the sale of 14 Meteor Drive (see note 6).

      In May 2002, we completed a private equity raise for $443,189 Cdn ($290,000 US). The shares were priced at a $1, thus resulting in 290,000 shares to be issued. At the end of the August 2002, the Company had not yet issued the shares and thus a loan payable was created until the time at which the Company would issue the shares. The Company issued the share on October 18, 2002 and the loan has been decreased by the corresponding share capital entries required.

      In December 2002, the three former shareholders of Logicorp Data Systems Ltd. and Logicorp Service Group Ltd. advanced Logicorp Data Systems Ltd. $200,000 each, totaling $600,000. These advances were due on demand and did not carry a stated interest rate. The Company has imputed interest on these advances at a rate of 9%. During the year ended August 31, 2003, one of the advances was fully repaid and total payments of approximately $110,000 have been paid against the remaining advances.

      The  retirement  compensation  trusts  ("RCA's")  were set up  pursuant to section 248(1) of the Income Tax Act of Canada to provide retirement income to the three individuals who owned Logicorp. Pursuant to the original and amended purchase agreements of Logicorp, the Company will make monthly payments including interest in various amounts through December 2005. The loan carries an interest rate of prime plus 4.75% (8.0% at August 31, 2003, 8.75% at August 31,
2002). The original repayment terms have not been met, but the determination of breach lies with the individual trustees appointed to monitor each individual's loan to the Company. The trustee of the former LDS President has demanded full payment and is part of the lawsuit (Note 12). The trustee for the other former Logicorp owners are accepting of the current payment terms of $9,750, which repay the principal and interest components of personal loans that each party had taken to finance their loans to the Company. No lump sum payments have been made on the RCA's and no further agreements have been made for a lump sum payment. Through our bank we currently make cash payments monthly to offset interest and payment incurred on the primaries loans for the money they loaned back to Logicorp. This constitutes the repayments we make against the RCA's. The RCA's then increase by the interest component the primaries charge us for the loans.

      1) During the year ended August 31, 2003, B.O.T.B., a company controlled by Cameron Chell, advanced Logicorp Data Systems Ltd. $820,000, and during the period of September 1, 2003 through August 31, 2004, advanced Logicorp Data Systems Ltd. $318,144. The advances are unsecured, due on demand and do not carry a stated interest rate. The Company has imputed interest on the advances at a rate of 9% per annum. As of August 31, 2004, the aggregate amount of such advances was $1,138,144.

      2) During the fourth quarter of fiscal 2002, the Company began negotiations to adjust the purchase price of Logicorp due to an investigation of claims filed by Logicorp owed by Hewlett-Packard (Canada) Ltd. ("HP"). As a result, the purchase price for Logicorp has been amended, the issuance of exchangeable common shares has been decreased by 2,000,000 to 3,355,000 (from 5,355,000 originally) and the second promissory note of $500,000 has been cancelled. This has resulted in a balance of $200,000 still owed which is classified as a loan payable, related party on the August 31, 2003 and 2002 balance sheet. In addition, a historical audit of Logicorp resulted in significant restatement issues which resulted in combined negative book values of ($2,074,567) as of December 31, 2001 (the date immediately prior to acquisition date). The purchase price has been adjusted for these events (see
Note 13). The loan remains outstanding as the loan and the shares issued to a former President of LDS are subject to a suit and countersuit regarding the former President of LDS. The loan bears no interest and interest is not being accrued as the company does not view the loan as owed. Interest charges, if any, are pending the settlement of the lawsuit.

      On January 27, 2003, a former President of LDS, filed a wrongful dismissal claim against LDS and the Company. A round of examinations for discovery has been held and preparation of the affidavit of records is underway. Further discoveries were held during the week of September 8, 2003. The Company's counsel has determined that it is too early in the process to evaluate the merits of the case. The Company has not accrued any liabilities related to this claim as of August 31,2003. The Company has filed a counter-suit stating that the former President was fraudulent in his representation to the Company in connection with the Company's acquisition of LDS (see Note 12).

      The Company's subsidiary CMCG, purchased Logicorp (see note 13[a]) for an adjusted number of shares 3,355,000 (from 5,355,000 originally). The shares were exchangeable into Company shares at inception; the fair value of the shares issued was determined by using an average trading price of the Company's common stock for a reasonable period before and after the acquisition date, in accordance with SFAS 141 "Business Combinations". These shares of CMCG are exchangeable on a one for one basis for common shares of the Company. The election to exchange is not subject to or contingent on any future events or conditions and is solely at the option of the sellers. The value of the shares is $4,852,976 and bears no interest. The shares have not been issued.

The long-term debt consists of the HP loan (8[iv]), the Term loan (8[v] and the RCA trusts (8[ix]. Approximate future annual principal payments for long-term debt are as follows:

                      ------------------------------------
                      Years  ended  August 31,
                      2004                      $1,305,301
                      2005                          53,073
                      2006                          53,073
                      2007                           7,246
                      2008                              --
                      Thereafter                        --
                      ------------------------------------
                                                 1,418,693
                      ====================================

Short-term and Long-term debt are presented as follows

                 ----------------------------------------------
                                                2003       2002
                 ==============================================
                 Current
                 Term Loan (v)                 1,470    128,994
                 RCA Trust (ix)            1,250,758    741,154
                 HP Loan (iv)                 53,073         --
                 ----------------------------------------------
                 Current portion           1,305,301    870,148

                 Non-current
                 Term Loan (v)                    --    152,790
                 RCA Trust (ix)                   --    686,522
                 HP Loan (iv)                113,392    212,291
                 ----------------------------------------------
                 Non-current portion         113,392  1,051,603
                 ==============================================

      At August 31, 2003, we had a working capital deficit of $23,191,579, an increase of $3,776,645 from working capital deficit of $19,414,934 at August 31, 2002.

      A comparison of balance sheet accounts does not provide any relevant information since all prior operating companies are not listed as discontinued operations. In addition, there is no historical comparison for our current operating companies as they were acquired within the 2002 Fiscal Year.

      For the 2003 Fiscal Year, we had a net cash outflow of $52,117, a cash outflow of $315,336 for the 2002 Fiscal Year and $999,192 cash outflow for the 2001 Fiscal Year. The decrease in net cash inflow for the 2003 Fiscal Year was primarily due to cash provided by operating activities.

      Cash used in operating activities for the 2003 Fiscal Year was $480,283. The major factor contributing to the cash used in operations for the 2003 Fiscal Year is the net loss with non-cash expenses added back of $4,569,228 and decrease in deferred revenue of $321,825; major factors contributing to cash provided by operations were: decreases in accounts receivable, trade of $1,309,461, increase in accounts payable and accrued liabilities of $1,988,981, and an increase in accrued interest payable of $899,757. The major factors contributing to the cash used in operations for the 2002 Fiscal Year include: net loss with non-cash expenses added back of $8,742,707 and a decrease in accounts payable and other liabilities of $3,883,743; major factors contributing to cash provided by operations, were a decrease in accounts receivable of $3,697,333. Cash used in operating activities for the 2001 Fiscal Year was $2,858,450. The major factor contributing to the cash used in operations during the 2001 Fiscal Year was net loss with non-cash expenses added back of $5,438,340; major factors contributing to cash provided by operations were a decrease in accounts receivable of $790,018 and an increase of accounts payable and accrued liabilities of $1,072,244.

      Cash provided by investing activities in the 2003 Fiscal Year was $212,887. This amount resulted from the purchase of property and equipment of $391,648, offset by the proceeds from disposal of property and equipment of $434,532 and the proceeds from the sale of GalaVu of $170,003. Cash used in investing activities in the 2002 Fiscal Year was $779,515. This amount resulted primarily from the purchase of capital assets totaling $2,098,150, the purchase of Logicorp and eTelligent, $1,500,000 and $75,000 respectively offset by the proceeds from the sale of Magic Lantern of $1,850,000 and the proceeds from the sale of property and equipment of $1,111,000. Cash used in investing activities in the 2001 Fiscal Year was $3,070,672. This amount resulted primarily from the purchase of property and equipment of $1,430,962 and the purchase of Applicationstation.com of $1,689,710.

      Cash provided by financing activities in the 2003 Fiscal Year were $265,307, the increase is primarily made up of increased borrowings against the bank indebtedness of $336,879, increased borrowings from related parties of $820,000 and increased borrowings from Logicorp shareholders of $312,191 offset by repayments to debt of $777,375, line of credit of $203,774 and Logicorp shareholders of $222,614. Cash provided by financing activities in the 2002 Fiscal Year were $9,268,626 which consisted primarily of the $6,587,622 convertible promissory note offset by payments of debt of $1,408,287. Cash provided by financing in the 2001 Fiscal Year were $4,929,930. The increase is primarily due to the sale of the convertible debenture and the bridge financing.

      We purchased the Logicorp group of companies and eTelligent Solutions in Fiscal 2002, both of which are in the Systems Integration segment. We have no obligation to fund these operations, as they are self-sufficient operations.

      INFLATION

      The rate of inflation has had little impact on our operations or financial position during the years ended August 31, 2003, August 31, 2002 and August 31, 2001 and inflation is not expected to have a significant impact on our operations or financial position during the 2004 Fiscal Year.

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

      CRITICAL ACCOUNTING POLICIES

      As discussed in our financial statements, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accounts receivable, inventory, property and equipment, intangible assets, deferred revenue, assets and liabilities of discontinued operations, and rebates and coop fund. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In  December  2002,  the  FASB  issued  SFAS  No.  148,   "Accounting  for
Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Amendments to SFAS 123 related to the transition and annual disclosures are effective for fiscal years ending after December 15, 2002. Amendments to disclosure requirements of APB Opinion 28 are effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on its financial position, results of operations or cash flows.

      In November 2002, FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN No. 45 on September 1, 2002 and it did not have a material impact on the Company's financial position, results of operations or cash flows.

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

      In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective for contracts entered into or modified after June 30, 2003. This Statement amends Statement 133 for decisions made (i) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (ii) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The adoption of this pronouncement did not have a material effect on the financial statements.

      In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The adoption of this pronouncement did not have a material effect on the financial statements.

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

      In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial

Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risks from changes in foreign currency exchange rates and interest rates. We and our wholly-owned subsidiaries are located in Canada and its functional currency is the Canadian dollar.

      INTEREST RATE RISKS.

      We also had various loans outstanding at August 31, 2003 (approximately $11,500,000), which bear interest at a fixed rate. A hypothetical 10% adverse change in the interest rate on this debt would negatively affect net income and cash flow by approximately $115,000.

The company did not use any derivative financial instruments to manage this exposure.

      FOREIGN EXCHANGE RATE RISKS.

      We are subject to foreign currency exchange rate fluctuations in the Canadian dollar value of foreign currency-denominated transactions. Based on our average annual net currency positions in fiscal 2003 and 2002, a 10% adverse change in average annual foreign currency exchange rates would not have been material to our consolidated financial statements for the years ended August 31, 2003 or 2002.

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

Financial Statement                                                  Location
-------------------                                                  --------

Report of Independent Auditors
  Current.........................................................     F - 1
  Predecessor.....................................................     F - 2
Consolidated Balance Sheets.......................................     F - 3
Consolidated Statements of Operations.............................     F - 4
Consolidated Statements of Shareholders' Equity (Deficit).........     F - 5
Consolidated Statements of Cash Flows.............................     F - 6
Notes to Consolidated Financial Statements........................     F - 7

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

CURRENT COMPOSITION

--------------------------------------------------------------------------------
NAME                 AGE  PRINCIPAL POSITIONS WITH THE COMPANY         DIRECTOR
                                                                        SINCE
================================================================================
David Bolink          36  Chief Executive Officer, Chairman, Director    2003
Andy Quinn            41  Director                                       2004
Neil Brown            31  Secretary, Corporate Controller                 N/A

      Mr. Bolink was elected at our Annual Shareholders' Meeting held in 2003. Mr. Quinn was appointed by Mr. Bolink, the then-sole director, to fill a vacancy of the Board of Directors in 2004. All of our Directors will hold office until the next succeeding Annual Meeting of Shareholders or until their successors are duly elected and qualified. There were no resignations of directors due to differences.

      DAVID BOLINK has been our director since November 2003, and also served as a director from 2000 to 2002. He was a Managing Director of Chell Merchant Capital Group from September 2000 to January 19, 2001 and served as Chell.com. Ltd.'s first President from December 1999 to July 2000. Mr. Bolink served as Director of Business Management of FutureLink Distribution Corp., an application service provider and a provider of server-based computing services, from May 1998 to December 1999. Mr. Bolink also served as Business Manager of Edmonton Society for Christian Education from May 1996 to May 1998. From February 1989 to May 1996, Mr. Bolink served as Asset Manager of Wilson Holdings, a property and financial management company.

      ANDREW W. QUINN, JR. has served as our director since April 2004. He has been the Business Development Manager, Telecommunications for the Futurelink Distribution Company from July 1999-February 2000. Mr. Quinn served as the Executive Vice President for Engyro, Inc., from March 2000-July 2002. Since September 2002, Mr. Quinn has worked for QuickCompliance, Inc. and currently serves as the Chief Technology Officer and Vice President Implementation Services.

      NEIL BROWN has been promoted to the position of Director of Operations and Corporate Controller and the Company's Corporate Secretary, effective June 15, 2003. Neil has served as Assistant Controller of Chell Group and its predecessor Networks North Inc., since 1999. Previously, Neil served as Canadian Controller Games Workshop Canada, a retail, wholesale and mail order company.

      No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of four people. We rely on the assistance of others, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, and we may find it difficult to attract such a candidate.

CODE OF ETHICS

      On July 22, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of our outstanding Common Stock, to file with the SEC initial reports of ownership and report changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners have been complied with respect to the fiscal years ended August 31, 2003 and August 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the compensation paid or accrued by us during the three years ended August 31, 2003 to the individuals who served as our Chief Executive Officer, Chief Financial Officer and Chief Technology Strategist, (collectively, the "Named Executive Officers"), who received total annual salary and bonuses in excess of US$100,000 (Cdn$157,240) during the 2003 Fiscal Year.

                                                                                            LONG-TERM
                                                      ANNUAL COMPENSATION                  COMPENSATION
                                            ----------------------------------------    -------------------
                                                                    OTHER ANNUAL         SECURITIES UNDER      ALL OTHER
NAME AND PRINCIPAL POSITION                 SALARY(1)   BONUS     COMPENSATION(1)        OPTIONS/GRANTED     COMPENSATION
                                 YEAR         (CDN$)    (CDN$)          ($)                    (#)                ($)
----------------------------------------    ----------------------------------------    ------------------------------------
David Bolink (2)                  2004         --         --            --                     --                 --
Chief Executive Officer                        --         --            --                     --                 --

Stephen McDermott(3)              2003       212,703      --            --                     --                 --
Chief Executive Officer           2002         --         --            --                     --                 --

Donald Pagnutti (4)               2003         n/a        n/a           n/a                    n/a                n/a
President, and Chief Financial    2002       160,000      --            --                   250,000              --
Officer                           2001       160,000      --            --                     --                 --

Cameron Chell                     2002         --         --            --                     --                 --
Chief Executive Officer (5)       2001         --         --            --                     --                 --

----------------------------------------    ----------------------------------------    ------------------------------------

NOTES:

      (1) Perquisites and other personal benefits received in 2001, 2002 and 2003 did not exceed the lesser of US$50,000 and 10% of the total annual salary and bonuses for any of the Named Executive Officers.

      (2) Mr. Bolink was hired subsequent to the Fiscal 2003 year end after the resignation of Stephen McDermott.

      (3) Mr. McDermott was appointed Chief Executive Officer effective June 27, 2002. His salary commenced August 16, 2002 and was less than US$100,000. Mr. McDermott resigned his position effective May 7, 2004.

      (4) Mr. Pagnutti resigned as President and Chief Financial Officer effective October 31, 2002.

      (5)   Mr. Chell  resigned as Chief  Executive  Officer  effective June 27,
            2002.

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

OPTION GRANTS TABLE

      The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during the 2003 Fiscal Year, (b) the percentage the grant represents of the total number of options granted to all our employees during the 2003 Fiscal Year, (c) the per share exercise price of each option, (d) the expiration date of each option, and (e) the potential realized value of each option based on: (i) the assumption of a five (5%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term, and (ii) the assumption of a ten (10%) percent annualized compounded appreciation of the market price of the Common Stock from the date of the grant of the subject option to the end of the option term.

----------------------------------------------------------------------------------------------------------------
                                                                                    Potential Realizable Value
                                                                                    at Assumed Rates of Stock
                                                                                      Price Appreciation for
                                                                                           Option Term
----------------------------------------------------------------------------------------------------------------
Name                     Number of      Percentage of   Exercise  Expiration Date       5%             10%
                          Shares        Total Options    Price
                        underlying       Granted to
                          Options       Employees in
                          Granted        Fiscal Year
----------------------------------------------------------------------------------------------------------------
Stephen McDermott           Nil              Nil          Nil           Nil             Nil            Nil
Chief Executive
Officer
Donald Pagnutti (1)         n/a              n/a          n/a           n/a             n/a            n/a
President and Chief
Financial Officer
Cameron Chell (2)           n/a              n/a          n/a           n/a             n/a            n/a
Chief Executive
Officer

NOTES:
      (1) Mr. Pagnutti resigned as President and Chief Financial Officer effective October 31, 2002.
      (2)   Mr. Chell  resigned as Chief  Executive  Officer  effective June 27,
            2002.

OPTIONS EXERCISED AND REMAINING OUTSTANDING

      Set forth in the table below is information, with respect to each of the Named Executive Officers, as to the (a) number of shares acquired during the 2004 Fiscal Year upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price),
(iii) the total number of unexercised options held on August 31, 2004, separately identified between those exercisable and those not exercisable, and
(iv) the aggregate value of in-the-money, unexercised options held on August 31, 2004, separately identified between those exercisable and those not exercisable.

--------------------------------------------------------------------------------------------------------------------
                     Securities      Aggregate
                     Acquired on       Value        Unexercised Options at      Value of Unexercised in the Money
                      Exercise       Realized           August 31, 2004             Options at August 31, 2004
                         (#)            ($)                   (#)                              ($)
--------------------------------------------------------------------------------------------------------------------

                                                  EXERCISABLE   UNEXERCISABLE   EXERCISABLE(1)    UNEXERCISABLE(1)
                                                  -----------   -------------   --------------    ----------------
Stephen McDermott        Nil            Nil        3,000,000         Nil              Nil               Nil

NOTE:

      (1) The value of the unexercised "in-the-money" options has been determined by subtracting the exercise price of the options from the closing Common Share price of US$0.379 on August 30, 2003, and multiplying by the number of Common Shares that may be acquired upon the exercise of the options. The current exercise price of the options is higher than the closing Common Share price of US$0.379, therefore the Value of the options is nil.

COMPENSATION OF DIRECTORS

      Prior to September 8, 2000, each director, not otherwise our full time employee, was eligible to receive $500 for each meeting of the Board of Directors or committee thereof which they attended, along with the reimbursement of their reasonable expenses incurred on our behalf. In addition, each director, not otherwise our full time employees were eligible to receive 1,500 stock options annually.

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

                         OUTSIDE DIRECTOR COMPENSATION

-------------------------------------------------------------------------------
                                                           Options  Cash (US$)
-------------------------------------------------------------------------------
Directorship Acceptance Options (one time grant with a 3              45,000
year vesting schedule)
Annual Retainer-Chairman                                   20,000     10,000
Annual Retainer-Director                                    6,000
Annual Retainer-Committee Member (over and above
directorship retainer)                                      3,000
Annual Retainer-Committee Chair (over and above
directorship retainer and committee retainer)               2,000
Board Meeting Attendance Fee                               750/mtg.
Committee Attendance Fee                                   500/mtg.

EMPLOYMENT CONTRACTS WITH NAMED EXECUTIVE OFFICERS

      Effective August 16, 2002, we entered into an employment agreement with Stephen McDermott, pursuant to which Mr. McDermott will serve as our President and Chief Executive Officer for a period of one year. The contracted salary is US$120,000(Cdn$183,288). Mr. McDermott resigned his position effective May 7, 2004

      We do not have any other employment agreements in effect with any other executive employee.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Set forth in the table below is information concerning the ownership, as of the close of business on July 1, 2004, of the common stock by each person who is known to us to be the beneficial owner of more than five (5%) percent of the common stock, our directors and named executive officers, and all directors and executive officers as a group.

                                                                 Amount & Nature          Percentage
Name and Address (1)                                             of Beneficial Ownership  of Class (2)
----------------------                                           -----------------------  ------------
Chell.com Ltd.                                              (3)           498,354              3.5%
114, 1215  -- 13th Street S.E.
Calgary, Alberta T2G 3J4

Cameron Chell                                                            1,225,000             8.6%

Canadian Advantage Limited Partnership                      (4)           451,868              3.2%
c/o Thomson Kernaghan & Co. Limited
120 Adelaide Street West, Suite 1800
Toronto Ontario M5H 1T1

CEDE & CO                                                                3,406,326            23.8%

Michael J. Rice                                                          1,700,000            11.9%

Naveen Chanana                                                            748,452              5.2%

ISCA Financial Services                                                   637,636              4.5%

Jayvee & CO                                                              4,201,487            29.4%

Stephen McDermott (President and Chief Executive Officer)   (5)          3,000,000            17.86%

All directors and executive officers as a group  2 persons                    0                0.0%

(1) Unless otherwise stated, the address of the directors and executive officers of the corporation is c/o Chell Group Corporation, 800 3rd Avenue, 21st floor, New York, NY, USA 10022.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60-day period, have been exercised. The percentages reflected in this table assume the approval of the issuance of shares of our common stock pursuant to the Logicorp transaction, the issuance of shares of our common stock pursuant to the conversion of the 8% convertible promissory notes and the issuance of shares of our common stock pursuant to the conversion of two promissory notes issued by us.

(3) Cameron Chell is the sole director and shareholder of Chell.com Ltd.

(4) Includes 36,500 shares issuable upon the exercise of Warrants and 442,145 shares of our common stock to be issued upon shareholder approval scheduled for October 30, 2002.

(5) Consists of options granted in fiscal 2004 to acquire an aggregate of 3,000,000 shares of Common Stock at the exercise price of $0.05 per share. Mr. McDermott no longer served as an officer or director on and after May 7, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Set forth below is a description of certain transactions between us and our directors, executive officers, beneficial owners of five percent or more of the outstanding Common Stock, or members of the immediate family of any of the foregoing persons, as well as certain business relationships between us and our directors, which occurred or existed during the 2003 Fiscal Year and subsequent thereto. Our management believes that the transactions described in this section were made on terms no less favorable than those that could have been obtained from third parties.

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

      The 3,000,000 option issuance to Stephen McDermott was part of the Board approved compensation package during the 2004 Fiscal Year. The options were for services rendered to date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Lazar Levine & Felix, LLP audited our financial statements for the fiscal year ended August 31, 2001 and 2000. In addition, Lazar Levine & Felix, LLP had reviewed our 10-Q's for the period and had begun the audit process for the August 31, 2002 until we hired our new auditors Stonefield Josephson, Inc. in August 2003. Fees for their services relating to the 2002 fiscal year audit will be reflected in the period incurred. The aggregate fees billed for professional services were as follows:

             ------------------------------------------------------------
             Year                                 Audit Fees
             ------------------------------------------------------------
             2003                                 $797,918
             2002                                 $159,842
             2001                                 $244,560
             ------------------------------------------------------------

ALL OTHER FEES

      No other services were rendered by Stonefield Josephson, Inc., or Lazar Levine & Felix in fiscal year 2003, 2002 and 2001.

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

(b)   The following 8-K's have been filed since the Company's last 10-Q: None

(c) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Annual Report on Form 10-K:

                            CHELL GROUP CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

    Exhibit
     Number                                   Description of Exhibit                                  Location
     ------                                   ----------------------                                  --------

          2.1       Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw
                    Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and
                    NTN Interactive Network Inc., minus Schedules thereto....................      +1, Exh. 10.1
          3.1       Articles of Incorporation, as amended to date............................              p. 59
          3.2       By-Laws, as amended to date..............................................              p. 62
          4.1       Specimen Stock Certificate...............................................              p. 71
         10.1       License Agreement, dated March 23, 1990, between NTN Communications, Inc.
                    and NTN Interactive Network Inc..........................................      +2, Exh. 10.9

    Exhibit
     Number                                   Description of Exhibit                                  Location
     ------                                   ----------------------                                  --------

         10.2       Stock Purchase Agreement, dated as of October 4, 1994, between NTN Canada
                    and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.)......         +3, Exh. A
         10.3       Option, dated as of October 4, 1994, registered in the name of NetStar
                    Enterprises Inc. (formerly, Labatt Communications Inc)...................         +3, Exh. B
         10.4       Designation Agreement dated as of October 4, 1994, among NTN Canada,
                    Inc., NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly
                    Labatt Communications Inc.)..............................................         +3, Exh. C
         10.5       Registration Rights Agreement, dated as of October 4, 1994, between NTN
                    Canada and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.)        +3, Exh. D
         10.6       Promissory Note of NTN Interactive Network Inc. registered in the name of
                    Connolly-Daw Holdings, Inc...............................................      +1, Exh. 10.2
         10.7       Promissory Note of NTN Interactive Network Inc., registered in the name
                    of 1199846 Ontario Ltd...................................................      +1, Exh. 10.3
         10.8       Option Agreement, dated October 1, 1996, among Connolly-Daw Holdings
                    Inc., NTN Interactive Network Inc. and NTN Canada, Inc...................      +1, Exh. 10.5
         10.9       Option Agreement, dated October 1, 1996, among 1199846 Ontario Ltd., NTN
                    Interactive Network Inc. and NTN Canada, Inc.............................      +1, Exh. 10.6
        10.10       Registration Rights Agreement, dated October 1, 1996, among NTN Canada,
                    Inc., Connolly-Daw Holdings Inc. and 1199846 Ontario Ltd.................      +1, Exh. 10.4
        10.11       Employment Agreement dated as of August 31, 1994, between NTN Interactive
                    Network Inc. and Peter Rona..............................................     +4, Exh. 10.11
        10.12       Management Agreement dated October 1, 1996, between Magic Lantern
                    Communications Ltd. and Connolly-Daw Holdings Inc........................     +4, Exh. 10.12
        10.13       Employment Agreement dated October 1, 1996, between Magic Lantern
                    Communications Ltd. and Douglas Connolly.................................     +4, Exh. 10.13
        10.14       Employment Agreement dated October 1, 1996, between Magic Lantern
                    Communications Ltd. and Wendy Connolly...................................     +4, Exh. 10.14
        10.15       Asset Purchase Agreement, dated September 10, 1999, by and between
                    1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to
                    acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of
                    GalaVu. .................................................................     +5, Exh. 10.15
        10.16       Promissory Note, dated September 10, 1999, by and between 1373224 Ontario
                    Limited, as Debtor, and the Holder, as Creditor. ........................     +5, Exh. 10.16
        10.17       General Security Agreement, dated September 10, 1999, by and between
                    1373224 Ontario Limited, to acquire the property and assets of GalaVu
                    Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property,
                    assets and undertaking of GalaVu.........................................     +5, Exh. 10.17
        10.18       Securities Pledge Agreement, dated September 10, 1999, by and between
                    1373224 Ontario Limited to acquire the property and assets of GalaVu
                    Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property,
                    assets and undertaking of GalaVu.........................................     +5, Exh. 10.18
        10.19       Certificate to the Escrow Agent certifying that the conditions of Closing
                    have been satisfied or waived............................................     +5, Exh. 10.19
        10.20       Certificate to the Escrow Agent certifying that the conditions of Closing
                    have not been satisfied or waived........................................     +5, Exh. 10.20
        10.21       Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of
                    GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the
                    property, assets and undertaking of GalaVu...............................     +5, Exh. 10.21

    Exhibit
     Number                                   Description of Exhibit                                  Location
     ------                                   ----------------------                                  --------

        10.22       Order of the Ontario Superior Court of Justice, dated September, 1999, approving the transaction contemplated herein, and vesting in the
                    Purchaser the right, title and interest of GalaVu and the Receiver, if any, in and to the Purchased Assets, free and clear of the right, title
                    and interest of any other person other than Permitted Encumbrances.......     +5, Exh. 10.22
        10.23       Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario
                    Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking
                    of GalaVu................................................................     +5, Exh. 10.23
        10.24       Covenant of Networks North Inc. for valuable consideration to allot and issue and pay to the Receiver 100,000 common shares in accordance with the Purchase Agreement date September 10, 1999, between 1373224 Ontario
                    Limited and the Receiver.................................................     +5, Exh. 10.24
        10.25       Agreement of Purchase and Sale dated August 4, 2000 by and among Networks
                    North Inc., Networks North Acquisition Corp., Chell.com Ltd. and Cameron
                    Chell.....................................................................        +6, Exh. A
        10.26       Valuation of Chell.com Ltd. as of May 31, 2000 by Stanford Keene..........        +6, Exh. B
        10.27       Share Purchase Agreement by and among Chell Group Corporation, Chell
                    Merchant Capital Group, Inc., Melanie Johannesen, Randy Baxandall, Morris
                    Chynoweth, Elaine Chynoweth, the Johannesen Family Trust, the Baxandall
                    Family Trust, the Merc Family Trust, Logicorp Data Systems Ltd., 123557
                    Alberta Ltd., Logicorp Service Group Ltd. and 591360 Alberta
                    Ltd................................................................          +7, Exhibit 2.1
        10.28       Share Purchase Agreement, dated as of April 25, 2003 between DVOD
                    Networks Inc., and Chell Group Corporation, minus schedules thereto;
        10.29       Assignment of Debt and Security, dated April 25, 2003 between Chell Group
                    Corporation and DVOD Networks Inc;
        10.30       Assignment of Debt and Security, dated April 25, 2003 among NTN
                    Interactive Network Inc., DVOD Networks Inc and GalaVu Entertainment
                    Network Inc.;
        10.31       Form of Assignment of Debt and Security, dated April 25, 2003 among
                    488605 Ontario Limited, Ruth Margel and DVOD Networks Inc., minus schedules thereto.
        10.32       Stock Purchase Agreement dated as of August 2, 2004, by and among
                    NewMarket Technology, Inc., the Registrant and Logicorp Data Systems, Ltd.    +5, Exh. 10.25
        10.33       Bonus Agreement entered into August 2, 2004, by and between the
                    Registrant and NewMarket Technology.                                          +5, Exh. 10.26
        10.34       Form of Promissory Note issued by NewMarket Technology, Inc. to Logicorp
                    Data Systems, Ltd.                                                            +5, Exh. 10.27
        10.35       Unanimous Shareholders Agreement dated August 2, 2004 by and among
                    NewMarket Technology, Inc., the Registrant and Logicorp Data Systems, Ltd.    +5, Exh. 10.28
        10.36       Registration Rights Agreement dated as of August 2, 2004, is entered into
                    by and among NewMarket Technology, Inc., and the Registrant.                  +5, Exh. 10.29
         14.1       Code of Ethics ..........................................................               14.1
           22       List of Subsidiaries.....................................................              p. 92
         31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

++    Filed electronically pursuant to Item 401 of Regulation S-T.

EXHIBIT 22. LIST OF  SUBSIDIARIES  OF CHELL GROUP  CORPORATION  AS AT AUGUST 31,
            2003

Name of Subsidiary (1)                           Jurisdiction of Incorporation
----------------------                           -----------------------------

Logicorp Data Systems Ltd. (2).........................................Alberta
Logicorp Service Group Ltd (2).........................................Alberta
123557 Alberta Ltd. (2)................................................Alberta
591360 Alberta Ltd. (2)................................................Alberta
eTelligent Solutions Inc. (3)..........................................Alberta
Chell Merchant Capital Group, Inc......................................Ontario
NTN Interactive Network Inc. (sold December 2003).......................Canada
3484751 Canada Inc......................................................Canada
GalaVu Entertainment Network Inc. (sold April 2003)....................Ontario
Viewer Services (4) ...................................................Ontario
Chell.com (USA) Ltd.....................................................Nevada
----------

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

                                                CHELL GROUP CORPORATION


Date: October 12, 2004               By:
                                        ------------------------------------
                                            David Bolink, President, CEO and
                                                Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title(s)                        Date
---------                             --------                        ----

                            President,                        October 12, 2004
------------------------    Chief  Executive Officer and
David Bolink                Chief Accounting Officer


------------------------    Director                          October 12, 2004
Andy Quinn

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors
  Current.........................................................     F - 1
  Predecessor.....................................................     F - 2
Consolidated Balance Sheets.......................................     F - 3
Consolidated Statements of Operations.............................     F - 4
Consolidated Statements of Shareholders' Equity...................     F - 5
Consolidated Statements of Cash Flows.............................     F - 6
Notes to Consolidated Financial Statements........................   F - 7 thru
                                                                       F - 38

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chell Group Corporation

      We have audited the consolidated balance sheets of Chell Group Corporation (a New York corporation) and subsidiaries as of August 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended August 31, 2003. Our audits also included the financial statement schedule listed in Item
14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chell Group Corporation and subsidiaries, as of August 31, 2003, and 2002, and the results of their consolidated operations and their consolidated cash flows for each of the years in the two-year period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant recurring operating losses, working capital deficit, shareholders' deficit, negative cash flows from operations, and default on certain loan agreements raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 16, the Company has restated its financial statements as of August 31, 2001, and for the year then ended, previously audited by other auditors.


/s/ Stonefield Josephson, Inc.
------------------------------
Stonefield Josephson, Inc.
Irvine, California
May 15, 2004, except
for Note 20[c] and
20[d], for which the
date is May 26, 2004
and August 8, 2004
respectively

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


/s/ LAZAR LEVINE & FELIX LLP
----------------------------

Lazar Levine & Felix LLP
New York, New York
November 16, 2001

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

=============================================================================================================================
                                                                                   AUGUST 31, 2003         August 31, 2002
                                                                                         $                       $
=============================================================================================================================
ASSETS
CURRENT
Cash and cash equivalents                                                                     327,685                107,258
Accounts receivable, trade - net of allowance for doubtful
           accounts of $356,195 and $160,000, respectively                                  3,560,286              4,944,843
Other receivables                                                                                  --                 31,406
Inventory                                                                                     208,340                268,980
Prepaid expenses                                                                               76,077                     --
Property held for sale                                                                      1,177,045                     --
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                        5,349,433              5,352,487
=============================================================================================================================
Property and equipment, net                                                                   638,143              3,460,763
Licenses, net of accumulated amortization                                                          --                 47,015
Goodwill                                                                                      276,794                276,794
Other assets                                                                                   63,600                109,696
Assets of discontinued operations - assets held for sale                                      969,292              4,133,911
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            7,297,262             13,380,666
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT
Bank overdraft                                                                                908,432                603,740
Bank indebtedness                                                                           3,935,166              2,990,914
Accounts payable and accrued liabilities                                                    5,469,224              4,613,824
Accrued interest payable                                                                    1,347,220                655,050
Deferred revenue                                                                              297,243                422,980
Short-term advances                                                                           312,191                     --
Current portion, long-term debt                                                             1,305,301                870,148
Payable on acquisition                                                                      4,852,976              4,852,976
Loan payable, related party                                                                 1,020,000                200,000
Short-term note and loan payable, other                                                            --                443,189
Mortgages on buildings held for sale                                                        1,114,583              1,166,667
Convertible debt                                                                            7,978,676              7,947,933
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                  28,541,012             24,767,421
=============================================================================================================================
Long-term debt, net of current portion                                                        113,392              1,051,603
 Liabilities of discontinued operations                                                     1,546,454              4,542,884
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                          30,200,858             30,361,908
=============================================================================================================================

COMMITMENTS AND CONTINGENT LIABILITIES                                                             --                     --

CONVERTIBLE PREFERRED SERIES B SHARES: 454,545 SHARES [August 2002 -                            7,294                  7,294
454,545]

SHAREHOLDERS' DEFICIT
    10,795,410 common shares [August 2002 - 10,504,913]                                       733,997                712,652
    Due from shareholder                                                                           --               (227,365)
    Additional paid in capital                                                             26,655,538             26,220,561
    Accumulated other comprehensive income                                                  1,150,558                215,097
    Accumulated deficit                                                                   (51,450,983)           (43,909,481)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                                                               (22,910,890)           (16,988,536)
=============================================================================================================================
                                                                                            7,297,262             13,380,666
=============================================================================================================================

       The accompanying notes are an integral part of these consolidated financial statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED AUGUST 31
                         [Expressed in Canadian dollars]

=============================================================================================================================
                                                                             2003              2002               2001
                                                                                                               (Restated)
                                                                               $                 $                 $
=============================================================================================================================
REVENUE
Product sales                                                                30,321,968         32,468,400                --
Service sales                                                                 2,178,128          1,739,524                --
Other                                                                                --                 --            16,595
-----------------------------------------------------------------------------------------------------------------------------
                                                                             32,500,096         34,207,924            16,595
-----------------------------------------------------------------------------------------------------------------------------

COST OF SALES
Product sales                                                                28,088,752         30,725,499                --
Service sales                                                                   291,496            594,488                --
-----------------------------------------------------------------------------------------------------------------------------
                                                                             28,380,248         31,319,987                --

GROSS PROFIT                                                                  4,119,848          2,887,937            16,595

OPERATING EXPENSES
Selling, general and administrative expenses                                  8,656,468          7,622,873         7,258,609
Write off of leasehold improvements                                             163,142                 --           355,560
Depreciation and amortization                                                 1,043,948          1,027,242           594,803
Impairment of goodwill                                                               --         10,489,549                --
-----------------------------------------------------------------------------------------------------------------------------
                                                                              9,863,558         19,139,664         8,208,972
-----------------------------------------------------------------------------------------------------------------------------

Loss on extinguishments of debt                                                      --            521,120                --
Interest expense                                                              2,462,516         10,123,183         1,146,708
Loss from equity investment in Engyro                                                --                 --           301,100
Loss on disposal of investments/property                                        248,587          1,838,140                --
Miscellaneous                                                                        --              1,627                --
-----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before provision for income taxes            (8,454,813)       (28,735,797)       (9,640,185)
Provision for income taxes                                                           --                 --                --
-----------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                              (8,454,813)       (28,735,797)       (9,640,185)
-----------------------------------------------------------------------------------------------------------------------------
 DISCONTINUED OPERATIONS
Loss on disposal/sale of subsidiary (net of applicable income tax of $0)       (829,199)          (305,091)         (937,711)
Loss from discontinued operations (net of applicable income tax of $0)         (308,705)        (1,710,649)       (1,169,743)
Gain on settlement of debt                                                    2,051,215                 --                --
-----------------------------------------------------------------------------------------------------------------------------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                                        913,311         (2,015,740)       (2,107,454)
-----------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                     (7,541,502)       (30,751,537)      (11,747,639)
Deemed dividend on preferred shares                                                  --           (137,016)               --
-----------------------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                 (7,541,502)       (30,888,553)      (11,747,639)
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE:
Basic and diluted from continuing operations                                      (0.79)             (2.93)            (1.15)
Basic and diluted from discontinued operations                                     0.08               (.20)            (0.25)
-----------------------------------------------------------------------------------------------------------------------------
Net loss per share                                                                (0.71)             (3.13)            (1.40)
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS:
   Net loss before dividends on preferred shares                             (7,541,502)       (30,751,537)      (11,747,639)
   Other comprehensive income - foreign currency translation                    935,461            215,097                --
-----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                           (6,606,041)       (30,536,440)      (11,747,639)
-----------------------------------------------------------------------------------------------------------------------------

=============================================================================================================================

       The accompanying notes are an integral part of these consolidated financial statements

                             CHELL GROUP CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED AUGUST 31, 2003, 2002 AND 2001
                         (Expressed in Canadian dollars)

                                                                                             Accumulated   Accumulated    Total
                                                                Additional                      other       retained   shareholders'
                                                                 paid in       Due from     comprehensive   earnings      equity
                  Preferred shares           Common shares       capital      shareholder       income     (deficit)     (deficit)
              ------------------------------------------------
                Shares     Amount         Shares        Amount
====================================================================================================================================
Balance,       900,000     10,917      2,925,141    191,122    10,454,669             --            --    (1,273,289)     9,383,419
 August 31,
 2000
 (restated -
 Note 16)

Purchase of
 assets and
 issuance of
 shares             --         --      5,426,772    372,923     2,229,291             --            --            --      2,602,214

 Shares
 issued in
 lieu of
 salary             --         --        131,974      9,484       315,577             --            --            --        325,061

 Settlement
 of debt            --         --         36,602      2,694       109,085             --            --            --        111,779

 Preferred
 shares
 converted    (900,000)   (10,917)       300,000     13,065            (9)            --            --            --          2,139

 Warrants           --         --             --         --       117,359             --            --            --        117,359

 Receivable
 from
 stockholder        --         --             --         --            --        (25,086)           --                      (25,086)

 Consulting
 services
 rendered           --         --        145,000     10,405       456,218             --            --            --        466,623

 Exercise of
 62,750 stock
 options            --         --         62,750      4,416       208,637             --            --            --        213,053

 Beneficial
 conversion
 on debt            --         --             --         --     1,959,144             --            --            --      1,959,144
 Net loss
 (restated -
 Note 16)           --         --             --         --            --             --            --   (11,747,639)   (11,747,639)
====================================================================================================================================
Balance,
 August 31,
 2001
 (restated -
 Note 16)           --         --      9,028,239    604,109    15,849,971        (25,086)           --   (13,020,928)     3,408,066

Settlement
 of debt            --         --      1,226,986     90,126     1,833,280             --            --            --      1,923,406

 Loss on
 extinguishmen
 of debt            --         --             --         --       521,120             --            --            --        521,120

 Preferred
 shares
 issued             --         --             --         --       169,225             --            --            --        169,225

 Foreign
 currency
 translation
 adjustment         --         --             --         --            --             --       215,097            --        215,097

 Receivable
 from
 stockholder        --         --             --         --            --       (202,279)           --            --       (202,279)

 Deemed
 dividend on
 Preferred
 shares issued      --         --             --         --       137,016             --            --      (137,016)            --

 Warrants
 issued as
 compensation       --         --             --         --       947,711             --            --            --        947,711

 Beneficial
 conversion
 feature on
 Gunnar
 convertible
 note               --         --             --         --     5,743,924             --            --            --      5,743,924

 Beneficial
 conversion
 feature on
 change of
 terms on
 convertible
 note               --         --             --         --       677,216             --            --            --        677,216

 Consulting
 services
 rendered           --         --         63,500      4,674       111,189             --            --            --        115,863

 Exercise of
 186,188
 stock options      --         --        186,188     13,743       229,909             --            --            --        243,652

Net loss            --         --             --         --            --             --            --   (30,751,537)   (30,751,537)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 August 31,
 2002               --         --     10,504,913    712,652    26,220,561       (227,365)      215,097   (43,909,481)   (16,988,536)

Sale of
 common stock       --         --        290,000     21,309       434,977             --            --            --        456,286

Share
 adjustment         --         --            497         36            --             --            --            --             36

Payable from
 stockholder        --         --             --         --            --        227,365            --            --        227,365

Foreign
 currency
 translation
 adjustment         --         --             --         --            --             --       935,461            --        935,461

Net loss            --         --             --         --            --             --            --    (7,541,502)    (7,541,502)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
 AUGUST 31,
 2003               --         --     10,795,410    733,997    26,655,538             --     1,150,558   (51,450,983)   (22,910,890)
====================================================================================================================================

       The accompanying notes are an integral part of these consolidated financial statements

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED AUGUST 31
                         (Expressed in Canadian dollars)

==================================================================================================================
                                                                           2003           2002           2001
                                                                                                     (Restated)
                                                                            $              $              $
==================================================================================================================
OPERATING ACTIVITIES
Net loss                                                                (7,541,502)   (30,751,537)   (11,747,639)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                       2,591,256      1,019,396      3,040,407
     (Gain) loss on retirement of debt                                  (2,051,215)       521,120             --
     Amortization of long-term debt discount                             1,016,232             --             --
     Due from shareholder expense                                          227,365             --        355,560
     Impairment of assets                                                  163,242             --             --
     Provision for doubtful accounts                                       196,195        299,918             --
     Loss on sale of subsidiary                                            829,199        305,091             --
     Loss on disposal/sale of capital assets and investments                    --      1,838,140             --
     Accretion of interest on non-interest bearing promissory notes             --             --        183,513
     Amortization of discount on Gunnar note                                    --      6,531,218             --
     Impairment of goodwill                                                     --     10,489,549             --
     Interest cost from amortization of discount                                --             --        589,628
     Deferred taxes                                                             --        (59,173)            --
     Services rendered for shares                                               --        115,863        659,359
     Warrants issued                                                            --        947,711        174,084
     Write-off of prepaids arising from Chell asset purchase                    --             --        367,235
     Write-off of assets arising from discontinued operations                   --             --        939,513
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                              --             --        250,051
     Decrease (increase) in accounts receivable, trade                   1,309,461      3,697,333        790,018
     Decrease (increase) in other receivables                                   --         84,814        133,580
     Decrease (increase) in income taxes receivable                             --         46,365        (11,977)
     Decrease (increase) in inventory                                       38,949       (181,439)       100,626
     Decrease (increase) in prepaid expenses                                15,712        742,490         98,779
     Decrease (increase) in other assets                                    85,781             --         42,859
     Decrease (increase) in assets from discontinued operations                 --             --        103,710
     Increase (decrease) in accounts payable and accrued liabilities     1,988,981     (3,883,743)     1,072,244
     Increase (decrease) in accrued interest payable                       899,757             --             --
     Increase (decrease) in income taxes payable                            72,129             --             --
     Increase (decrease) in deferred revenue                              (321,825)      (782,660)            --
------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                         (480,283)    (9,019,544)    (2,858,450)
==================================================================================================================

INVESTING ACTIVITIES
Purchase of property and equipment                                        (391,648)    (2,098,150)    (1,430,962)
Proceeds from disposal of property and equipment                           434,532      1,111,000             --
Proceeds from sale of GalaVu                                               170,003             --             --
Purchase of Logicorp                                                            --     (1,500,000)            --
Purchase of eTelligent Solutions                                                --        (75,000)            --
Proceeds from sale of Magic Lantern                                             --      1,850,000             --
Proceeds from sale of Interlynx                                                 --             --         50,000
Increase in deposit on purchase                                                 --             --     (1,689,710)
Due from shareholder                                                            --       (227,365)            --
Note receivable                                                                 --        160,000             --
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            212.887       (779,515)    (3,070,672)
==================================================================================================================

==================================================================================================================
                                                                           2003           2002           2001
                                                                                                     (Restated)
                                                                            $              $              $
==================================================================================================================
FINANCING ACTIVITIES
Bank indebtedness                                                          336,879      3,480,223             --
Net borrowings on line of credit                                          (203,774)     4,579,849             --
Increase in notes and loans payable                                        820,000      3,973,189      5,006,134
Payment on Logicorp note                                                  (222,614)    (1,800,000)            --
Borrowing from Logicorp shareholders                                       312,191        200,000             --
Repayment of notes and loans payable                                      (777,375)    (1,408,287)      (102,447)
Proceeds from exercise of options                                               --        243,652         26,243
------------------------------------------------------------------------------------------------------------------
CASH  PROVIDED BY FINANCING ACTIVITIES                                     265,307      9,268,626      4,929,930
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
EFFECTS OF FOREIGN EXCHANGE                                                (50,028)       215,097             --
------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE
 PERIOD FROM CONTINUING OPERATIONS                                         (52,117)      (315,336)      (999,192)

CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS                       272,544         66,173             --

Cash and cash equivalents, beginning of period                             107,258        356,421      1,355,613
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   327,685        107,258        356,421
==================================================================================================================

Income taxes paid                                                               --             --         98,491
Interest paid                                                              791,368        412,388        146,781


      2003 Fiscal Year - Non cash items arose for the issuance of the Company's common stock. The common stock was issued for a $456,286, Cdn ($290,000 US) raise of funds which had been raised in Fiscal 2002 as classified previously as a liability (Note 10b)

      2002 Fiscal Year - Non cash items arose from the purchase of Logicorp Group of Companies and eTelligent Solutions during the 2002 Fiscal Year. They are $2,677,782 of property & equipment and $5,000,000 of goodwill.

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

1. DESCRIPTION OF BUSINESS AND OPERATIONS

      Chell Group Corporation [the "Company"] was incorporated under the laws of the State of New York on May 12, 1986. The Company is the holding company for NTN Interactive Network Inc. ["Interactive"], GalaVu Entertainment Network Inc. ["GalaVu"], Chell Merchant Capital Group ["CMCG"], and Chell.com USA ("Chell.com USA"), all of which are wholly-owned operating companies. The Company also owns all of the outstanding stock of 3484751 Canada Inc., a corporation the Company established and incorporated under the Canada Business Corporations Act on April 20, 1998. 3484751 Canada Inc. was incorporated for the sole purpose of owning a property, purchased in 1998, on behalf of the Company, which is currently unoccupied. CMCG owns all the outstanding stock of Logicorp Data Systems Ltd. ["LDS"], Logicorp Service Group Ltd. ["LSG"], 123557 Alberta Ltd. and 591360 Alberta Ltd. (collectively "Logicorp"). LDS also owns all the outstanding stock of eTelligent Solutions Inc., ["eTelligent"]. Interactive owns all of the outstanding stock of 1113659 Ontario Ltd., which is inactive.

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

      LSG was incorporated on December 10, 1993 under the name 591363 Alberta Ltd., as an Alberta, Canada Corporation. On February 28, 1995, LSG changed its name to Logicorp Service Group Ltd. LSG is a computer service organization specializing in the servicing of computer products in Edmonton. LSG serves both as a warranty depot for manufacturers of computer products and a technical resource for small, medium and large commercial businesses.

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

      Interactive is incorporated under the Canada Business Corporations Act and has signed a license agreement [the "NTNC license"] with NTN Communications, Inc., an unrelated Delaware company, for exclusive representation of their interactive communications for all industry sectors in Canada. This interactive entertainment network allows viewers to participate actively with a variety of television programs, trivia and sports games. Present subscribers to the Company's networks are hotels, restaurants, bars and university clubs. Each subscriber either purchases the system hardware directly or rents the system from Interactive. Interactive purchases the subscriber system from NTN Communications, Inc. and various other suppliers. Following the installation, each subscriber pays a monthly fee to Interactive for the program content and maintenance services, which ranges from $650 to $750. The monthly fees for rental systems range from approximately $255 to $290. On December 15, 2003, the Company sold certain assets of Interactive (see Note 4).

      GalaVu is incorporated under the Ontario Business Corporations Act and is a technology-based entertainment provider of interactive in-room entertainment systems for small and mid-sized hotels. GalaVu's interactive system is based upon proprietary technology and provides a suite of products including movies on demand, premium television programming and other information and entertainment services. Effective April 25, 2003, the Company sold GalaVu (see Note 4).

The Company's primary market to date has been Canada.

GOING CONCERN ASSUMPTION

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses attributable to common shareholders of $7,541,502, $30,888,553 and $11,747,639 for the years ended August 31, 2003,
2002 and 2001, respectively, and has an accumulated deficit of $51,450,983 as of August 31, 2003. Also, the Company has negative cash flows from operations for each of the years ended August 31, 2003, 2002 and 2001. In addition, the Company has working capital deficit of $23,191,579 and net asset deficit of 22,903,596 as of August 31, 2003. Furthermore, as discussed in Note 8, the Company is in default on certain loan agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      Should these financing sources fail to materialize, management would seek alternate funding sources through sale of common and/or preferred stock. The Company's business plans for 2004 contemplate obtaining additional working capital through refinancings or restructurings of its existing loan agreements, reducing operating overhead (which has already begun through workforce consolidation), and sales of some of its existing subsidiaries including sale of NTN in December 2003 (see Note 4). If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations. Management is of the opinion that they will be able to obtain enough working capital and that, together with funds provided by operations, there will be sufficient working capital for the Company's requirements in the future.

      The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. ECONOMIC DEPENDENCE

      Interactive is dependent upon NTN Communications, Inc. as its sole supplier for the transmission of program content to the Company's subscribers. In the event that NTN Communications, Inc., which operates under the going-concern assumption, terminates the transmission of program content, the Company believes, but cannot assure, that such services are likely to be continued by others. As of June 30, 2004, NTN Communications, Inc. had shareholders' equity of $24,034,000 and working capital of $10,481,00 according to its unaudited balance sheet included in its quarterly report. NTN Communications, Inc. has reported a quarterly net loss for the quarter ended June 30, 2004 of $1,074,000 and a net loss of $2,368,000 for the six months ended June 30, 2004. It reported an unaudited net loss for the year ended December 31, 2003 of $2,711,000. All such amounts referred to in this paragraph are quoted in US dollars.

      In December 2003, the Company completed the sale of assets and liabilities of Interactive (see Note 4). During the years ended August 31, 2003, 2002, and 2001, the Company paid commission of $1,502,370, $1,772,375, and $1,865,974, respectively, in Canadian dollars, to NTN Communications, Inc.

3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They are expressed in Canadian dollars, which is the currency of the primary economic environment in which operations are conducted.

CONSOLIDATION POLICY

      These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: CMCG (which includes Logicorp and eTelligent), Interactive, GalaVu, 3484751 Canada Inc., Chell.com USA Inc., and Magic. In December 2003, the Company completed the sale of assets and liabilities of Interactive (see Note 4). Effective April 25, 2003, the Company sold its wholly-owned subsidiary GalaVu (see Note 4). Effective March 18, 2002, the Company sold Magic and its wholly-owned subsidiary Tutorbuddy and its 75% ownership of STI for cash consideration of $1,850,000 (see Note 4). The
Company's consolidated financial statements have been restated to reflect Interactive, GalaVu, and Magic as discontinued operations for all periods presented. The Company uses the equity method for investments in which it owns less than 50% but over 20%.

All significant intercompany accounts and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has the following financial instruments within its consolidated financial statements: accounts receivable, bank indebtedness, accounts payable, accrued liabilities, accrued interest, convertible debt and long-term debt.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      The carrying amount approximates fair value because of the short maturity of these instruments: accounts receivable, bank indebtedness accrued liabilities and accounts payable.

      The carrying amount for accrued interest approximates fair value because the interest accruals are based upon the actual or imputed interest rate from contractual debt agreements or other obligations, thus making the amount easily determined.

      The carrying amount for long-term debt approximates fair value because the amounts are based upon the amount from contractual debt agreements or other obligations, thus making the amount easily determined.

USE OF ESTIMATES

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accounts receivable, inventory, property and equipment, intangible assets, deferred revenue, assets and liabilities of discontinued operations, rebates and coop fund. Actual results in subsequent periods could differ from management's estimates and those differences could be material.

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

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include cash which mature in less than three months from the date of issue. The carrying value of cash equivalents approximates their fair values.

ACCOUNTS RECEIVABLE

      The Company's division in the computer reselling business often adjusts its product prices after the products are shipped due to price errors. The Company estimates an allowance for price adjustments at the end of each reporting period based on the historical price adjustment to its sales. In addition, the Company estimates the allowance for doubtful accounts periodically. The Company has $316,195 in allowance for doubtful accounts and $40,000 in allowance for price adjustments as of August 31, 2003 compared to $120,000 for doubtful accounts and $40,000 in allowance for price adjustments as of August 31, 2002. No such allowance was accrued prior to the acquisition of this division on January 1, 2002.

           Changes in the allowance for doubtful accounts are as follows:

                                                  2003              2002
                                              ----------         ----------
           Beginning balance                  $  160,000         $  227,000
           Increase through acquisition
           of Logicorp Data
           Systems                                    --            270,000
           Provision for doubtful accounts       203,448            (11,223)
           Write-offs                             (7,253)          (218,477)
           Reclassification to
           discontinued operations                    --           (107,300)
                                              ----------         ----------
           Ending balance                     $  356,195         $  160,000
                                              ==========         ==========

      The Company's policies for allowance for doubtful accounts are as follows:
1) all amounts over 365 days outstanding are provided for 100% and are sent to collections, and 2) an evaluation of all amounts/customers that have amounts outstanding in the 90+ days outstanding are reviewed to determine the reasons for the delay in receiving payment and thus are assigned a probability of collection. The probability is determined based on historical experience for the company. Any account receivable under 60% probability of collection is allowed for.

      The policy for charging off uncollectible trade receivables are as follows: 1) all amounts over 365 days are directly written-off as soon as they are allowed for, and 2) amounts are also written-off if settlement has been reached with the customer to decrease the amount owing.

      It is reasonably possible that the Company's estimate of the allowance for doubtful accounts and price adjustments will change.

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

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization of equipment are provided over the estimated useful lives of 1 to 3 years using the straight-line method. Computer equipment is amortized on a straight-line basis over 3 years. Software is amortized over the following: server and enterprise software is amortized on a straight-line basis over 3 years, desktop and other operational software is amortized on a straight-line basis over 1 year. Autos are amortized on a straight-line basis over 3 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic useful lives or the lease term. Buildings are amortized on a straight-line basis over the economic useful lives of 25 years.

EVALUATION OF LONG-LIVED ASSETS

      Effective September 1, 2002, and in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company requires long-lived assets to be held and used to be analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The adoption of SFAS 144 did not have a material effect on the Company's financial statements. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the assets, less the costs to sell. For comparative purposes with the 2003 balance sheet, the Company has presented the 2002 balance sheet following the guidance in SFAS 144 for long-lived assets held for sale.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Effective September 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Prior to September 1, 2001, goodwill was stated at cost less accumulated amortization. The net effect of the adoption of SFAS 142 on results of operations prior to September 1, 2001 would not have a material effect on the consolidated financial results of the Company as the amortization of the goodwill was allocated to the discontinued operations.

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

      On an ongoing basis, management reviews the valuation and amortization of the licenses and the valuation of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. The Company assumes there is an impairment if the carrying amount is greater than the expected net future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows, using a discount rate that reflects the Company's average cost of funds.

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

      Due to the substantial increase in operating losses and severe negative cash flows of Logicorp Data Systems Ltd. and Logicorp Service Group Ltd. since the acquisitions, the Company assessed the fair value of these reporting units and determined that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill. Accordingly, an impairment loss of $10,489,549 is recorded in the accompanying consolidated statements of operations for the year ended August 31, 2002. Measurement of the fair value of these reporting units is based on present value techniques of estimated future cash flows.

      The goodwill remaining on our consolidated balance sheets in the amount of $276,794 as of August 31, 2003 and 2002 arose from the purchase of eTelligent and this goodwill is allocated to the systems integration segment.

OTHER ASSETS

      Other assets include long-term deposits which are related to our leased facilities and are held until settlement of account.

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

COMPREHENSIVE INCOME

      The Company's consolidated financial statements are reported in Canadian dollars since the majority of its assets are located in Canada and majority of its operations took place in Canada. Transactions for Chell Group Corporation, the registrant, (excluding all the subsidiaries) are conducted in U.S. dollars and all the related assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for statements of operations of Chell Group Corporation (excluding all the subsidiaries) are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into Canadian dollars are included in other comprehensive income (loss). The foreign currency translation adjustment in other comprehensive income was $935,461 and $215,097, for the years ended August 31, 2003 and August 31, 2002, respectively.

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

The following is a summary of outstanding stock options:

                                                WEIGHTED
                                                 AVERAGE
                                                EXERCISE
                                                 PRICE          TOTAL
                                                 U.S. $           #
========================================================================
BALANCE AS AT AUGUST 31, 2000                                 1,297,000
Issued                                                4.33       94,500
Exercised                                             2.68      (62,750)
Expired                                               2.40       (3,750)
-----------------------------------------------------------------------
BALANCE AS AT AUGUST 31, 2001                                 1,325,000
Issued                                                0.95    1,731,215
Exercised                                             0.83     (186,188)
Expired                                               6.25   (1,326,187)
-----------------------------------------------------------------------
BALANCE AS AT AUGUST 31, 2002                                 1,543,840
Issued                                                 0.0            0
Exercised                                              0.0            0
Expired                                               0.96   (1,224,609)
-----------------------------------------------------------------------
BALANCE AS AT AUGUST 31, 2003                         1.00      319,231
=======================================================================

EXERCISE PRICE RANGES                          EXPIRATION       TOTAL
U.S. $                                           DATE             #
=======================================================================
1.00                                      November 1, 2011       95,106
1.00                                     November 30, 2011      224,125
-----------------------------------------------------------------------
BALANCE AS AT AUGUST 31, 2003                                   319,231
=======================================================================

      The number of stock options that are exercisable at August 31, 2003, 2002 and 2001 is 319,231, 959,906 and 761,163, respectively.

      The weighted average fair value of options granted was U.S. $0.00 during 2003, $0.936 during 2002, and $1.17 during 2001.

      The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of APB 25. Accordingly, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized in the consolidated financial statements for these plans.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for the Company's employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions for 2003, 2002, and 2001: (a) risk-free interest rate of 4.35% for 2003, 5.09% for 2002 and 5.39% for 2001; dividend yield of 0% for 2003, 2002 and 2001; volatility factor of 931.8% for 2003, 120.5% for 2002, and 70.7% for 2001; and a weighted average expected life of the options of 8 years for 2003, 9 years for 2002 and 3 years for 2001.

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

      Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

------------------------------------------------------------------------------------------
                                                    2003           2002          2001
                                                                              (restated)
                                                     $              $              $
------------------------------------------------------------------------------------------
Net loss as reported                             (7,541,502)   (30,888,553)   (11,747,639)
Add:  Stock-based  employee  compensation
expense  included in reported net loss, net
of related tax effect                                    --             --             --
Deduct: Total stock-based employee
compensation  expense determined  under fair
value-based  method for all awards,  net
of related tax effect                                    --     (1,381,607)    (1,253,205)
------------------------------------------------------------------------------------------
Pro forma net loss                               (7,541,502)   (32,270,160)   (13,000,844)
==========================================================================================

Basic and diluted loss per share  as reported         (0.71)         (3.13)         (1.40)
Pro forma basic and diluted loss per share            (0.71)         (3.27)         (1.49)
==========================================================================================

LOSS PER SHARE

      Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period excluding contingent shares issued in accordance with SFAS No. 128, Earnings per Share. Diluted earnings per share are calculated in accordance with the treasury stock method (which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value) and are based on the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has outstanding options and warrants of 391,231, 1,543,840 and 1,325,000 as of August 31, 2003, 2002 and 2001,
respectively. These options and warrants are not included in the calculation of diluted loss per share as their effect is anti-dilutive.

REBATES AND COOP FUNDS

      The Company's wholly-owned subsidiary, Logicorp Data Systems Ltd., receives rebates and marketing campaign reimbursements ("coop funds") from manufacturers based on sales volume and based on special pricing for its customers. Rebates are classified as reduction of cost of sales, while coop funds are classified as reductions of selling and marketing expenses. Such expenses for each reporting period are summarized as follows for the period from January 1, 2002 (effective date of the acquisition of Logicorp Data Systems Ltd.) to August 31, 2003:

------------------------------------------------------------------------------------------
                                                    2003           2002          2001
==========================================================================================
Rebates                                           1,574,651        197,744             --
Coop Funds                                          157,750        277,278             --
------------------------------------------------------------------------------------------
Total                                             1,732,401        475,022             --
------------------------------------------------------------------------------------------

ADVERTISING

      The Company expenses advertising, promotion, and marketing costs when incurred. Such expenses are summarized as follows:

------------------------------------------------------------------------------------------
                                                   2003            2002           2001
==========================================================================================
Advertising                                          17,022         34,458         29,561
Promotion                                           147,769         63,344         64,424
Marketing                                             4,725         27,443         43,482
------------------------------------------------------------------------------------------
Total                                               169,516        125,245        137,467
------------------------------------------------------------------------------------------

      Advertising costs are dealt with on a case by case basis. Any advertising that is purchased that is longer than one month in nature is setup as a short-term asset in prepaids and is expensed over the length of the period. If the length of the term is longer than one year, the amount would be classified as other assets. All other advertising costs are expensed when incurred. As of August 31, 2003, the Company had no prepaid advertising expenses longer than one year in nature.

SHIPPING AND HANDLING COSTS

      The Company's shipping and handling costs are included in cost of sales in
the  accompanying   consolidated   statements  of  operations  for  all  periods
presented.

WARRANTY COST

      The Company does not provide any warranties on its products. Warranties that are provided are the liability of the manufacturers.

BUSINESS ACQUISITIONS

      Effective January 1, 2002, the Company acquired 100% of Logicorp Data Systems Ltd., Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd. Effective June 1, 2002, Logicorp Data Systems Ltd. acquired 100% of the shares of eTelligent Solutions Inc. The operating results of these subsidiaries are included in the accompanying consolidated statements of operations from the date of acquisition (see Note 13).

DISCONTINUED OPERATIONS

      The discontinued operations include the operating results of (1) Magic from September 1, 2001 to March 18, 2002, the date Magic was sold; (2) GalaVu for the period from September 1, 2001 to April 25, 2003, the date GalaVu was sold, and (3) Interactive for the period from September 1, 2001 to August 31, 2003. Operating results of the above mentioned subsidiaries for the years ended August 31, 2003, 2002 and 2001 have been reported as discontinued operations in the accompanying consolidated statements of operations. See Note 4.

RECLASSIFICATIONS

      Certain 2002 and 2001 balances have been reclassified to conform to the fiscal year 2003 presentation. These reclassifications had no effect on previously reported results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In  December  2002,  the  FASB  issued  SFAS  No.  148,   "Accounting  for
Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Amendments to SFAS 123 related to the transition and annual disclosures are effective for fiscal years ending after December 15, 2002. Amendments to disclosure requirements of APB Opinion 28 are effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on its financial position, results of operations or cash flows.

      In November 2002, FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company adopted FIN No. 45 on September 1, 2002 and it did not have a material impact on the Company's financial position, results of operations or cash flows.

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

      In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective for contracts entered into or modified after June 30, 2003. This Statement amends Statement 133 for decisions made (i) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (ii) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The adoption of this pronouncement did not have a material effect on the financial statements.

      In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The adoption of this pronouncement did not have a material effect on the financial statements.

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

      In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 is not expected to have a material impact on the consolidated financial statements.

4. DISCONTINUED OPERATIONS

SALE OF INTERACTIVE

      Pursuant to an asset purchase agreement dated the 15th day of December, 2003, the Company sold to NTN Communications, Inc. (Amex: NTN) the assets and certain liabilities of NTN Interactive Network, Inc. The Company sold NTN Interactive Network's assets for approximately USD$1.55 million. The consideration was composed of USD$250,000 in cash, USD$650,000 in shares of unregistered NTN common stock (approximately 238,000 shares valued at the closing market price on the date of sale which was $2.73 per share). The Company intends to hold the shares of NTN for an indeterminate period of time, no less than the required time for Rule 144 restrictions to be removed. The remainder of the purchase price was based upon the application of unpaid licensing payables (approximating USD$650,000) owed to NTN Communications, Inc., at the closing of the transaction.

      The Company has adopted SFAS 144 and as a result the Fiscal 2002 and Fiscal 2001 balances have been restated in order to conform with the presentation of Fiscal 2003 financial presentation. Interactive is reported as part of the discontinued business segment (previously entertainment segment).

      At  the  date  of  sale,  the  assets  of  Interactive   were  tested  for
recoverability in accordance with SFAS 144 which resulted in no impairment to recognize.

      In an effort to streamline and focus the Company's resources on its core business segment of systems integration, all other segments were decided to be discontinued. Interactive had historically been profitable, provided positive cash flows and faced little or no competition; however the organization no longer strategically fit with the Company and the assets were sold.

      The following is a listing of the major classes of assets and liabilities of Interactive as of August 31, 2003 and 2002 (combined with GalaVu on the consolidated balance sheet as of August 31, 2002):

------------------------------------------------------------
INTERACTIVE:                             2003           2002
------------------------------------------------------------
Accounts receivable               $   252,026    $   338,394
Fixed assets                          437,540        464,348
Other current assets                   98,092        335,743
Intangible assets                     181,634        130,509
------------------------------------------------------------
Assets                            $   969,292    $ 1,268,994
------------------------------------------------------------

------------------------------------------------------------
INTERACTIVE:                             2003           2002
------------------------------------------------------------
Cash overdraft                    $   272,544    $        --
Accounts payable                      959,769        603,407
Accrued liabilities                   260,657        407,941
Other current liabilities              53,484             --
------------------------------------------------------------
Liabilities                       $(1,546,454)   $(1,011,348)
------------------------------------------------------------

Summarized operating results of Interactive's discontinued operations are as follows:

-------------------------------------------------------------------------------
                                      Year Ended    Year Ended      Year Ended
                                       August 31,    August 31,     August 31,
                                          2003         2002            2001
===============================================================================
Sales                                 $ 5,755,244   $ 4,613,673   $ 2,386,401
Net income from discontinued
  operations, net of tax              $     8,408   $ 1,021,845   $   609,366
Loss on disposal of discontinued
  operations, net of tax                       --            --            --
-------------------------------------------------------------------------------

SALE OF GALAVU

      Pursuant to a Share Purchase Agreement dated 25th day of April, 2003, the Company sold to DVOD Networks Inc., an Ontario corporation ("DVOD"), all of the issued and outstanding shares of capital stock of GalaVu Entertainment Network Inc., a technology-based entertainment provider ("GalaVu") for $1.00 (Canadian). Concurrently, the Company assigned to DVOD or caused its subsidiaries to assign to DVOD, for $2.00 (Canadian) promissory notes and other receivables of GalaVu, the Company or its subsidiaries in the aggregate amount of $1,672,608 (Canadian). At the same time 488605 Ontario Limited, a non-affiliated Canadian corporation ("488605") and Ruth Margel (one of the note holders, an unrelated party) assigned a note payable by GalaVu in the principal amount of $375,000 (Canadian) to DVOD in return for $170,000 (Canadian) paid by DVOD and a new note in the amount of $325,000 (Canadian) payable by 3484751 Canada Inc., a Canadian corporation and subsidiary of the Company, which such new note was issued to reflect additional advances made by 488605 and Ruth Margel to the Company or subsidiaries of the Company in the past. There have been no defaults on this agreement. GalaVu is reported as part of the discontinued business segment (previously entertainment segment).

      In an effort to streamline and focus the Company's resources on its core business segment of systems integration, all other segments were decided to be discontinued. Since the GalaVu was no longer considered a priority for the Company's resources, GalaVu was not receiving the capital funding it required for growth. The Management of GalaVu approached the Company's management to inquire about selling GalaVu. Since GalaVu no longer strategically fit with the Company, GalaVu was sold.

At the date of sale, the assets of GalaVu were tested for recoverability in accordance with SFAS 144 which resulted in no impairment to recognize.

      The following is a listing of the major classes of assets and liabilities of GalaVu as of August 31, 2002 (combined with Interactive on the consolidated balance sheet as of August 31, 2002):

           ----------------------------------------
           GALAVU:                         2002
           ----------------------------------------
           Accounts receivable      $    583,837
           Fixed assets                2,211,894
           Other current assets           69,186
           ----------------------------------------
           Assets                   $  2,864,917
           ----------------------------------------

           ----------------------------------------
           GALAVU:                         2002
           ----------------------------------------
           Accounts payable              886,489
           Accrued liabilities           291,890
           Long-term debt              2,353,157
           ----------------------------------------
           Liabilities              $  3,531,536
           ----------------------------------------

      Summarized operating results of GalaVu's discontinued operations are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended      Year Ended    Year Ended
                                                                        August 31,      August 31,     August 31,
                                                                          2003(1)         2002            2001
===================================================================================================================
Sales                                                                   $ 3,226,759    $ 5,564,277    $ 2,937,189
Net loss from discontinued operations, net of tax                          (317,113)    (1,516,355)      (602,293)
Gain on retirement of debt (see reconciliation in Note 8)                 2,051,215             --             --
Loss on disposal of discontinued operations, net of tax                    (829,199)            --             --
-------------------------------------------------------------------------------------------------------------------

1) Period is through April 25, 2003, the date when GalaVu was sold.

SALE OF MAGIC LANTERN COMMUNICATIONS LTD. ("MAGIC")

      Effective  March  18,  2002,  the  Company  completed  this  sale for cash
consideration   of   $1,850,000.   Summarized   operating   results  of  Magic's
discontinued operations are as follows:

---------------------------------------------------------------------------------------------------
                                                                        Year Ended     Year Ended
                                                                        August 31,     August 31,
                                                                          2002           2001
===================================================================================================
Sales                                                                   $ 1,621,287    $ 4,616,992
Net loss from discontinued operations, net of tax                        (1,216,139)      (511,143)
Loss on disposal of discontinued operations, net of tax                    (305,901)            --
---------------------------------------------------------------------------------------------------

      In an effort to streamline and focus the Company's resources on its core business segment of systems integration, all other segments were decided to be discontinued. Since Magic was no longer considered a priority for the Company's resources, Magic was not receiving the capital funding it required for growth. The Management of Magic approached the Company's management to inquire about selling Magic. Since Magic no longer strategically fit with the Company, Magic was sold. Magic is reported as part of the discontinued business segment (previously education segment).

SALE OF INTERLYNX MULTIMEDIA INC. ("INTERLYNX")

      During fiscal 2001, the Company sold Interlynx for cash consideration of $50,000 and a $45,000 promissory note receivable.

      Summarized operating results of Interlynx discontinued operations are as follows:

------------------------------------------------------------------------------------------------------
                                                               Year Ended August    Year Ended August
                                                                    31, 2002            31, 2001
======================================================================================================
Sales                                                                        N/A    $        313,555
Net loss from discontinued operations, net of tax                            N/A            (665,673)
Loss on disposal of discontinued operations, net of tax                      N/A            (937,711)
------------------------------------------------------------------------------------------------------

      The Company's financial statements have been restated to reflect Interlynx as a discontinued operation for all periods presented. Interlynx is reported as part of the discontinued business segment (previously E-commerce segment).

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     2003                                               2002
                                 ==============================================     ==============================================
                                     COST         ACCUMULATED       NET BOOK            Cost         Accumulated      Net book
                                                  DEPRECIATION       VALUE                          depreciation        value
                                       $               $               $                  $               $               $
----------------------------------------------------------------------------------------------------------------------------------
Land 1                                      --                --            --            785,500               --        785,500
Buildings 1                                 --                --            --          1,396,963          206,151      1,190,812
Equipment                            1,161,135           937,227       223,908          1,094,650          713,963        380,687
Software                               397,714           341,499        56,215            335,900          231,946        103,954
Automobiles                             23,300            23,300            --             23,300           21,055          2,245
Computer Equipment                   1,653,840         1,519,132       134,708          1,856,983        1,400,393        456,590
Leasehold improvements 2             1,012,144           788,832       223,312          1,149,693          608,718        540,975
----------------------------------------------------------------------------------------------------------------------------------
                                     4,248,133         3,609,990       638,143          6,642,989        3,182,226      3,460,763
==================================================================================================================================

      1) In Fiscal 2003, the Company reclassified land and buildings to "Property held for sale" in the accompanying consolidated balance sheet (Note 6).

      2) CMCG subleases its property and a $163,142 impairment of the leaseholds has been determined and has been expensed as "write-off of leasehold improvements". The leaseholds have been written down to the value of the future income from the sublease.

      Depreciation and amortization of property and equipment was $1,030,645 for 2003, $1,019,396 for 2002, and $586,957 for 2001.

6. PROPERTY HELD FOR SALE

      During the fiscal year ended August 31, 2003, we made the determination to sell Interactive. Upon the Company receiving a letter of intent for Interactive, it was reasonably determined that the sale would occur, as evident by the December 15, 2003 sale (see Note 4). Since receiving the LOI, there would be no operations occupying the property at 14 Meteor drive and thus we made the determination to sell the building and its property. Simultaneously, since the property at 10 Meteor drive was vacant also, we made the determination to sell this property also. Therefore, both properties have been classified as "Property held for sale" in the accompanying consolidated balance sheet as of August 31, 2003.

      During the fiscal year ended August 31, 2003, we owned an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 12,500 square foot, one story building. On December 19, 2003, we sold this land and building to an unrelated third party for approximately $730,000 and recorded a gain on the sale of approximately $100,000 (net of costs).

      During the fiscal year ended August 31, 2003, we owned an approximately 29,000 square foot parcel of land, located at 10 Meteor Drive, Toronto, Ontario, on which stands a 14,000 square foot, two story building. We sold this land and building to an unrelated party on March 7, 2004 for approximately $710,000. The Company anticipates a gain of approximately $70,000 (net of costs).

      The details of the properties held for sale are listed below:

----------------------------------------------------------------------------
                                         3484751
                                      Canada Ltd.  Interactive       Total
----------------------------------------------------------------------------
Furniture & Fixtures NBV                  12,184             -       12,184
Building                                 318,991       342,370      661,361
Land                                     265,000       238,500      503,500
----------------------------------------------------------------------------
Property held for sale                   596,175       580,870    1,177,045
============================================================================

      We have two mortgages associated with the properties: a demand-loan with the Bank of Montreal (principal remaining - $789,583) and a second mortgage from Harvey Margel ($325,000). The Bank of Montreal demanded payment for its mortgage upon learning of the intention to sell Interactive, for which the assets were used as collateral. The Margel mortgage was originally due in November 2003 and was extended to December upon the settlement of the first property sale. All mortgages associated with the properties were paid in full subsequent to year end. As a result, we have classified the assets as "property held for sale" in current assets and the corresponding mortgages as current liabilities, respectively, due to the sale of the properties subsequent to year end.

7. INCOME TAXES

The provision for income taxes consists of the following:

------------------------------------------------------------------------------
                                         2003           2002          2001
                                                                   (restated)
                                           $              $             $
------------------------------------------------------------------------------
Current and deferred
   FEDERAL                                    --             --             --
   PROVINCIAL                                 --             --             --
------------------------------------------------------------------------------
                                              --             --             --
==============================================================================

      The difference between the provision for income taxes and the amount computed by applying the combined basic federal and provincial income tax rate of 39.3% for 2003, 39.3% for 2002, and 42.1% for 2001 to income before income taxes is as set out below:

------------------------------------------------------------------------------
                                         2003           2002           2001
Taxes on continuing operations                                     (restated)
                                          $              $              $
------------------------------------------------------------------------------

STATUTORY RATE APPLIED TO LOSS FROM
 CONTINUING OPERATIONS                (3,322,742)   (11,293,168)    (4,051,216)
Benefit of current year's losses
 not recognized (change in valuation
   allowance)                          3,125,547     11,080,091      3,734,669
Expenses not deductible for
  tax purposes                           197,195        213,077        316,547
------------------------------------------------------------------------------
                                              --             --             --
==============================================================================

------------------------------------------------------------------------------
                                         2003           2002           2001
Taxes on discontinued operations                                    (restated)
                                          $               $              $
------------------------------------------------------------------------------

STATUTORY RATE APPLIED TO GAIN (LOSS)
  FROM DISCONTINUED OPERATIONS           358,931       (792,186)      (675,025)
Loss of subsidiary sold during the
  year                                  (121,321)      (672,285)      (539,922)
Capital (gain) loss on sale
  of subsidiary                         (480,253)       119,901      1,064,133
Benefit of current year's losses
  not recognized
  (change in valuation allowance)        242,643      1,344,570        150,814
------------------------------------------------------------------------------
                                              --             --             --
==============================================================================

      For the years ended August 31, 2003, 2002, and 2001, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

      As at August 31, 2003, the Company's deferred tax assets primarily relating to the benefit of realizing losses available for carry forward and the timing difference of the write-off of property and equipment, net of a full valuation allowance of $24,500,000, was nil. As at August 31, 2002, the Company's deferred tax assets primarily relating to the benefit of realizing losses available for carry forward and the timing difference of the write-off of property and equipment, net of a full valuation allowance of $16,750,000, was nil. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at August 31, 2003 and 2002.

      At August 31, 2003, the Company and certain subsidiaries have loss carry forwards of approximately $40,000,000 that can be carried forward against future taxable income. The loss carry forwards began to expire in 2003.

8. LOANS AND NOTES PAYABLE/ BANK INDEBTEDNESS

Loans and notes payable consist of the following:

                                                        2003          2002
                                                         $             $
----------------------------------------------------------------------------
BANK DEBT
Bank indebtedness [i]                                3,935,166    2,990,914
Bank overdraft [i]                                     908,432      603,740
----------------------------------------------------------------------------
                                                     4,843,598    3,594,654
----------------------------------------------------------------------------

CONVERTIBLE DEBT
Convertible promissory notes [ii]                    5,777,510    6,587,622
Debenture payable [iii]                              2,201,166    1,360,311
----------------------------------------------------------------------------
                                                     7,978,676    7,947,933
----------------------------------------------------------------------------

OTHER LOANS
HP loan [iv]                                           166,465      212,291
Term loan[v]                                             1,470      281,824
Mortgages on buildings held for sale [vi]            1,114,583    1,166,667
Short-term loan other [vii]                               --        443,189
Short-term advances [viii]                             312,191         --
RCA Trusts [ix]                                      1,250,758    1,427,676
Related parties [x]                                  1,020,000      200,000
Payable on acquisition [xi]                          4,852,976    4,852,976
----------------------------------------------------------------------------
                                                     8,718,443    8,584,623
----------------------------------------------------------------------------
TOTAL DEBT, NOTES AND INDEBTEDNESS                  21,540,717   20,127,210
============================================================================

[i] The bank indebtedness consists of debts from the following entities:

------------------------------------------------------------------------------
Company                                                       2003        2002
==============================================================================
Logicorp Data Systems Ltd. ("LDS") [a]                   3,852,790   2,872,850
eTelligent Solutions Inc.                                   82,376     118,064
------------------------------------------------------------------------------
                                                         3,935,166   2,990,914
==============================================================================

     [a] In March 2001, LDS entered into a line of credit agreement with HSBC Bank of Canada. Bank advances are payable on demand. The loan agreement covers (i) a demand revolving operating loan up to $3,700,000; (ii) equipment loan up to $300,000; (iii) demand Evergreen Capital loan/lease facility up to $300,000; and (iv) loan on forward exchange contracts up to $500,000. The operating loan carries an interest rate of 0.82% over the prime rate while the equipment and Evergreen Capital loans carry an interest rate equal to, at the option of the Company, (a) 1.05% over the prime rate at the end of each month; or (b) a fixed rate agreed to by both the Bank and the Company. Under the terms of the agreement, the Company can borrow, under the operating loan and 31% of the forward exchange contracts outstanding, up to an aggregate of (i) 70% of acceptable accounts receivable and (ii) 50% of the lesser of cost or current market value of its inventory not to exceed $750,000. The effective rate at August 31, 2003 was 4.32%. Borrowings under the line are subject to certain financial covenants and restrictions on additional indebtedness and other related items. As of August 31, 2003, the Company is in violation of maximum debt to net worth and minimum working capital covenants. The loans are secured by the assets of the Company under a general security agreement, and are guaranteed by the Logicorp Service Group Ltd., through a security agreement and are also personally guaranteed by the former shareholders of LDS. Under the terms of the line of credit agreement, the bank may declare all outstanding amounts immediately due and payable. The Bank has not called the loan. A forbearance agreement was signed that expired in October 2003. The Company has signed a new forbearance agreement that will extend to October 31, 2004 and anticipates signing a longer forbearance before the end of October 31, 2004.

               On January 22, 2002, Mr. Chell guaranteed liabilities of Logicorp to its principal lender, HSBC, in the amount of Cdn$1.0 million. On December 24, 2002, Mr. Chell guaranteed trade credit of Logicorp to Synnex in the amount of approximately Cdn. $1.0 million. On January 7, 2003, the board determined that the Company would grant 3.5 million shares (actual issuance of shares occurred in Fiscal 2004) of common stock to Mr. Chell for such guarantees and other consideration in support of the Company. The valuation on the shares was determined by the 10 day preceding trading average of the Company's common stock, which resulted in an approximate
     $134,000 US$ compensation expense recorded in Fiscal 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the loans.

      [b] The bank line of credit consists of debts from the following entities:

---------------------------------------------------------------------------
Company                                                     2003      2002
===========================================================================
Logicorp Data Systems Ltd. ("LDS")                       908,432   603,740
eTelligent Solutions Inc.                                      0         0
---------------------------------------------------------------------------
                                                         908,432   603,740
===========================================================================

[ii]  On  December  1,  2001,  the  Company  offered  to  certain  investors  8%
convertible notes up to a maximum amount of US$ 8,000,000 in a private placement. The Company received approximately Cnd$6,587,622 through this offering. Under the terms of this offering, the notes are convertible into shares of common stock at a price of the greater of (1) 50% of the average closing bid prices for the ten trading days prior to conversion or (2) US$0.50. These notes were due August 9, 2002. On April 9, 2002 all of the holders of the notes signed commitments to voluntarily convert the notes based on the conversion price per the terms of the agreement, which was determined to be US$0.95 per share. This conversion was subject to shareholder approval. The conversion of these notes would have resulted in the issuance of approximately 4,389,000 shares representing approximately 20% of the total common shares outstanding after the issuance, and diluting the current common stockholders. As of August 31, 2003, none of these shares has been issued and the outstanding amount of the convertible notes was classified as liabilities. As of December 2, 2002, the Company, Joseph Gunnar & Co., LLC ("JGUN"), the placement agent in this offering, and the holders of these notes entered into a settlement agreement providing that the conversion price for these notes shall equal 85% of the two day weighted average trading price of the common stock for the five trading days preceding effective date of the registration statement under the Securities Act of 1933, as amended, relating to the resale of the shares of common stock issuable upon such conversion, provided, that such conversion price cannot be greater than $0.75 or less than $0.40. Effective January 7, 2003, the Company, JGUN, Cameron Chell and the holders of the notes agreed that if this registration statement is not declared effective on or prior to September 1, 2003, the noteholders could "put" their shares of common stock to Mr. Chell at a price of $0.475 per share during the period of December 1 - 14, 2003. By letter dated December 4, 2003, the noteholders agreed to permit the Company until February 28, 2004 to file all required filing and periodic reports under the Securities Exchange Act of 1934, as amended, and to amend the period during which they may "put" their shares issuable upon such conversion to Mr. Chell from December 1--14, 2003, to March 1 - 14, 2004, in exchange for the extension of the "put" period and the reduction of the conversion price to $0.25 per share, provided, that, if such deadline was not satisfied by the Company such agreement and reduction of the conversion price would be null and void. By letter, dated February 26, 2004, this deadline and the "put" period were amended to be April 30, 2004 and May 1 - 14, 2004, respectively. By letter, dated April 29, 2004, the Company requested that such deadline and "put" period be further amended to be May 30, 2004 and June 1 - 14, 2004, respectively. The Company believes that, as these notes have been held by the noteholders for an excess of two years, and none of such noteholders are or have been affiliates of the Company during the preceding 90 days, the notes may be converted at any time and the shares of common stock issuable upon such conversion could be resold pursuant to Rule 144(k), and, provided that the Company files all filings and periodic reports under the Securities Exchange Act prior to May 31, 2004, these notes shall be mandatorily converted into shares of common stock. On June 11,

2004, the Company again requested that such deadline and "put" period be further extended to be August 10, 2004 and August 11-24, 2004, respectively. In addition, the Company proposed that the notes would be automatically converted on the earlier of (i) the date that all annual and quarterly reporting obligations under federal securities laws have been complied with or (ii) July 10, 2004. The conversion price of the notes has been further reduced from $0.25 per share to $0.16 per share. The aggregate number of shares of common stock issued upon such conversion (principal and unpaid accrued interest thru July 11, 2004 [date of new conversion agreement]) would be approximately 29,358,209, representing approximately 67.25% of the common stock outstanding giving effect to such conversion (based upon 14,295,410 shares outstanding at time of filing the August 31, 2003 Form 10-K) . On August 10, 2004, the Company requested such deadline and "put" period be further extended to be September 10, 2004 and September 11-24, 2004, respectively. Effective September 14, 2004, the Company has asked for another extension to October 11, 2004. One noteholder has indicated to the Company that it believes that it has a cause of action against the Company with respect to the foregoing and its rights under such notes, and has threatened to bring such action against the Company. In the event that the Company should be found to be in default of the notes or the related agreements, the Company may be required to repay the notes in the event that a settlement is not reached with the noteholders. In such event the Company does not believe that it currently has the necessary capital available to repay the notes and would be required to seek additional sources of capital or seek protection from creditors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

      In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and was amortized using the effective interest rate method over the life of the debt in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Total cost of beneficial conversion feature of Canadian $6,177,647 is recorded as a discount of the convertible debt which was fully amortized during the year ended August 31, 2002.

[iii] On October 3, 2000, the Company closed the sale of a US$3,000,000 (approximately Canadian $4,740,000) Convertible 10% Debenture to the VC Advantage Limited Partnership ("VCALP"). As at August 31, 2001, US$1,700,000 (approximately Canadian $2,635,000) has been advanced to the Company. This unsecured convertible debenture is due three years from issue. The Convertible Debenture bears interest at 10% per annum, payable upon conversion, redemption or maturity. The unpaid principal of the debenture bears interest from the date that it is actually advanced until paid. Interest is payable in cash or stock at our option. The Convertible Debenture is convertible into common stock, at US$3.00 per share, in amounts specified by the VCALP. The maximum number of common shares VCALP will receive is one million. On the close date, the Company also issued 50,000 warrants to purchase 50,000 common shares at US$3.00 per share to VCALP. The warrants have a term of four years. The fair value of these warrants totaling approximately $220,000 was computed using the Black-Scholes model under the following assumptions: (1) expected life of 1 1/2 years; (2) volatility of 80% (3) risk free interest of 5.87% and (4) dividend of 0%. The Company can elect to pay the outstanding loan balance in shares of common stock at a fixed conversion price of US$3.00 per share. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and will be amortized using the effective interest rate method over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature of $1,728,134 and the relative fair value of the warrants of $220,000 are recorded as a discount of the convertible debentures. During the year ended August 31, 2001, the Company amortized $563,367 as interest expense.

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

      Certain terms of the convertible debt have been changed including the fixed conversion price reduced from $3 to $0.80. During the year ended August 31, 2002, the Company recorded additional discount of $677,216 and amortized $787,294. During the year ended August 31, 2003, the Company recorded additional discount of $0 and amortized $1,000,504. As of August 31, 2003, outstanding balance of this debt net of unamortized discount of $154,424 totaled $2,201,166. As of August 31, 2002, outstanding balance of this debt net of unamortized discount of $1,154,928 totaled $1,360,311.

      The conversion of the debt has been approved and the debt will be converted from debt to equity upon the filling of the registration statement and issuance of the shares. This convertible debt matured in October 2003, however CALP and ABFL were managed by Thomas Kerrnighan ("TK"), which has declared bankruptcy. The Company has been unable to locate the trustee or obtain contact from any former employee of TK. The debt will remain on the Company's books indefinitely until a settlement can be reached.

[iv] LDS agreed to pay $212, 291 payable to HP in regards to the settlement of claims with a discount of $53,073. The loan is payable in monthly installments of $4,423 due on the first day of every month, commencing on May 1, 2003 through April 2007 carrying an interest rate of 0%. This liability has been recorded at its full settlement value since calculation of imputed interest is considered immaterial to the accompanying consolidated financial statements.

[v] The Term loan is comprised of the following:

---------------------------------------------------------------------------
Company                                                     2003      2002
===========================================================================
Current
Logicorp Data Systems Ltd. [a]                                --    79,716
Etelligent Solutions Inc. [b]                              1,470    49,278
---------------------------------------------------------------------------
                                                           1,470   128,994
Non-current
Logicorp Data Systems Ltd. [a]                                --   152,830
Etelligent Solutions Inc. [b]                                 --        --
---------------------------------------------------------------------------
                                                              --   281,824
===========================================================================

      [a] Loan bearing interest at Prime plus 1.25% per annum, repayable in monthly principal installments of $6,643 together with interest. Loan is due July 31, 2005. Approximate principal repayments are as follows 2003 -$79,716, 2004-$79,716 and 2005-$73,074. Logicorp accelerated the payments in 2004.

      [b] Small Business Equipment Loans bearing interest at Prime plus 2.25% per annum.

[vi] In November 2001, the Bank of Montreal made available to the Company a Demand loan, non-revolving and/or Fixed Rate Term Loan in the amount of $1,250,000. The loan was for payment of the Matched Fund Term Loan held in the prior year by The Royal Bank of Canada for properties at 10 Meteor Drive and 775 Pacific Road. Borrowings are repayable by blended monthly principal payments of $10,417 and interest based on 10-year term which matures in December 2011. Interest is currently calculated at Prime Rate plus 1.25%. The effective rate at August 31, 2003 was 4.06% (August 2002 - 5.75%). The principal remaining as of August 31, 2003 was $789,583 (August 2002 - $1,166,667). The Company may convert the Demand loan, non-revolving advances in part or in total to a Fixed Rate Term

Loan advances, and may be converted back to Demand loan, non-revolving at maturity of terms. Fixed Rate Term Loan rates are to be determined based on applicable rates at time of draw and the available terms are from 1 to 5 years. The loan is secured by accounts receivables, inventory and equipment of Interactive and GalaVu under a general security agreement. The Demand loan is subject to certain financial covenants and restrictions on additional indebtedness and other related items.

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

The following is a reconciliation of the gain on settlement of the debt:

           Loan amount                               $ 3,300,000
           Discount                                     (637,302)
           -----------------------------------------------------
           Discounted loan                           $ 2,662,698
           Payment                                      (500,000)
           Amortization of discount                      370,724
           -----------------------------------------------------
           Loan at time of settlement                $ 2,533,422
           Payment for settlement                       (500,000)
           Legal Fees                                     17,793
           -----------------------------------------------------
           -----------------------------------------------------
           Gain on settlement of debt                $ 2,051,215
           =====================================================

      The $350,000 paid at the time of closing to the Assignor, was financed through a term loan in the principal sum of $375,000. The loan was secured through a second mortgage on our 10 and 14 Meteor Drive properties and a general security agreement on the capital assets of GalaVu. This debt was settled with the sale of GalaVu; the $375,000 debt was repaid and then re-issued to Chell Group Corporation in the amount of $325,000.

      The $325,000 bears interest at a rate of 13% and matures on November 25, 2003 and the monthly payments are for interest only. The loan was extended in November 2003, to a maturity date of December 15, 2003. The loan was repaid with the proceeds from the sale of 14 Meteor Drive (see Note 6).

[vii] In May 2002, the Company completed a private equity raise for $456,286 Cdn ($290,000 US). The shares were priced at a $1, thus resulting in 290,000 shares to be issued. At the end of the August 2002, the Company had not yet issued the shares and thus a loan payable was created until the time at which the Company would issue the shares. The Company issued the shares on October 18, 2002 and the loan has been decreased by the corresponding share capital entries required.

[viii] In December 2002, the three former shareholders of Logicorp Data Systems Ltd. and Logicorp Service Group Ltd. advanced Logicorp Data Systems Ltd. $200,000 each, totaling $600,000. These advances were due on demand and did not carry a stated interest rate. The Company has imputed interest on these advances at a rate of 9%. During the year ended August 31, 2003, one of the advances was fully repaid and total payments of approximately $110,000 have been paid against the remaining advances.

[ix] The  retirement  compensation  trusts  ("RCA's")  were set up  pursuant  to section 248(1) of the Income Tax Act of Canada to provide retirement income to the three individuals who owned Logicorp. Pursuant to the original and amended purchase agreements of Logicorp, the Company will make monthly payments including interest in various amounts through December 2005. The loan carries an interest rate of prime plus 4.75% (8.0% at August 31, 2003, 8.75% at August 31,
2002). The original repayment terms have not been met, but the determination of breach lies with the individual trustees appointed to monitor each individual's loan to the Company. The trustee of the former LDS President has demanded full payment and is part of the lawsuit (Note 12). The trustee for the other former Logicorp owners are accepting of the current payment terms of $9,750, which repay the principal and interest components of personal loans that each party had taken to finance their loans to the Company. No lump sum payments have been made on the RCA's and no further agreements have been made for a lump sum payment. Through our bank we currently make cash payments monthly to offset interest and payment incurred on the primaries loans for the money they loaned back to Logicorp. This constitutes the repayments we make against the RCA's. The RCA's then increase by the interest component the primaries charge us for the loans.

[x] 1) During the year ended August 31, 2003, B.O.T.B., a company controlled by Cameron Chell, advanced Logicorp Data Systems Ltd. $820,000, and during the period of September 1, 2003 through August 31, 2004, advanced Logicorp Data Systems Ltd. $318,144. The advances are unsecured, due on demand and do not carry a stated interest rate. The Company has imputed interest on the advances at a rate of 9% per annum. As of August 31, 2004, the aggregate amount of such advances was $1,138,144.

      2) During the fourth quarter of fiscal 2002, the Company began negotiations to adjust the purchase price of Logicorp due to an investigation of claims filed by Logicorp owed by Hewlett-Packard (Canada) Ltd. ("HP"). As a result, the purchase price for Logicorp has been amended, the issuance of exchangeable common shares has been decreased by 2,000,000 to 3,355,000 (from 5,355,000 originally) and the second promissory note of $500,000 has been cancelled. This has resulted in a balance of $200,000 still owed which is classified as a loan payable, related party on the August 31, 2003 and 2002 balance sheet. In addition, a historical audit of Logicorp resulted in significant restatement issues which resulted in combined negative book values of ($2,074,567) as of December 31, 2001 (the date immediately prior to acquisition date). The purchase price has been adjusted for these events (see
Note 13). The loan remains outstanding as the loan and the shares issued to a former President of LDS are subject to a suit and countersuit regarding the former President of LDS. The loan bears no interest and interest is not being accrued as the company does not view the loan as owed. Interest charges, if any, are pending the settlement of the lawsuit.

      On January 27, 2003, a former President of LDS, filed a wrongful dismissal claim against LDS and the Company. A round of examinations for discovery has been held and preparation of the affidavit of records is underway. Further discoveries were held during the week of September 8, 2003. The Company's counsel has determined that it is too early in the process to evaluate the merits of the case. The Company has not accrued any liabilities related to this claim as of August 31, 2003. The Company has filed a counter-suit stating that the former President was fraudulent in his representation to the Company in connection with the Company's acquisition of LDS (see Note 12).

      [xi] The Company's subsidiary CMCG purchased Logicorp (see note 13[a]) for an adjusted number of shares 3,355,000 (from 5,355,000 originally). The shares were exchangeable into Company shares at inception; the fair value of the shares issued was determined by using an average trading price of the Company's common stock for a reasonable period before and after the acquisition date, in accordance with SFAS 141 "Business Combinations". These shares of CMCG are exchangeable on a one for one basis for common shares of the Company. The election to exchange is not subject to or contingent on any future events or conditions and is solely at the option of the sellers. The value of the shares is $4,852,976 and bears no interest. The shares have not been issued.

The long-term debt consists of the HP loan (8[iv]), the Term loan (8[v]) and the RCA trusts (8[ix]). Future annual principal payments for long-term debt are as follows:

           -----------------------------------------------------
           Years ended August 31,
           2004                                       $1,305,301
           2005                                           53,073
           2006                                           53,073
           2007                                            7,246
           2008                                               --
           Thereafter                                         --
           -----------------------------------------------------
                                                       1,418,693
           =====================================================

Current and non-current portions of long-term debt are presented as follows:

---------------------------------------------------------------------------
                                                       2003           2002
===========================================================================
Current
Term Loan (v)                                         1,470        128,994
RCA Trust (ix)                                    1,250,758        741,154
HP Loan (iv)                                         53,073             --
---------------------------------------------------------------------------
Current portion                                   1,305,301        870,148

Non-current
Term Loan (v)                                            --        152,790
RCA Trust (ix)                                           --        686,522
HP Loan (iv)                                        113,392        212,291
---------------------------------------------------------------------------
Non-current portion                                 113,392      1,051,603
===========================================================================

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

      The Company sold certain assets and liabilities to NTN Communications, Inc. effective December 15, 2003 (see Note 4).

      Total amounts expensed under this agreement were $1,502,370 for 2003, $1,770,275 for 2002 and $1,865,675 for 2001.

[b]   Lease commitments

      During the fiscal year ended August 31, 2002, Chell Merchant Capital Group ("CMCG") leased 12,043 square feet of office space in Suites 301, 500 and 700 in a building located at 630 - 8th Avenue S.W. Calgary, Alberta, T2P 1G6. The combined annual rent of the three suites was Cdn$199,000. Effective October 2002, we subleased this space to unaffiliated third parties upon the discontinuation of the operations of CMCG for Cdn$144,000 per annum, plus taxes. The lease and sublease agreements expire on January 31, 2005.

      Our obligations, less applicable taxes, under this lease and sublease agreement are outlined as follows:

------------------------------------------------------------------------------
Years ended August 31,       Lease agreement  Sublease income  Our obligation
------------------------------------------------------------------------------
2004                                 199,000        (144,000)          55,000
2005                                  82,917         (60,000)          22,917
------------------------------------------------------------------------------
                                     281,917        (204,000)          77,917
==============================================================================

      Logicorp leases approximately 17,502 square feet in Edmonton, 11,800 square feet in Calgary and approximately 4,500 square feet in Vancouver for approximately annual rent of $220,350, $115,640 and $62,300 respectively. The leases expire as follows: Edmonton - December 2006, Calgary - July 31, 2012, and Vancouver - March 31, 2007. These leases are included in the future minimum lease table that follows.

The future minimum for all annual lease payments under operating leases are as follows:

           Years ended August 31,
           -----------------------------------------------------
           2004                                       $  394,650
           2005                                          343,068
           2006                                          366,669
           2007                                          268,556
           2008 and beyond                               750,200
           -----------------------------------------------------
                                                      $2,123,143
           =====================================================

Operating lease expenses were $682,084 for 2003, $682,084 for 2002, and $398,073 for 2001.

[c]   Employment agreements

      Effective August 16, 2002, we entered into an employment agreement with Stephen McDermott, pursuant to which Mr. McDermott will serve as our President and Chief Executive Officer for a period of one year. The contracted salary is US$120,000(Cdn$183,288). Mr. McDermott resigned his position effective May 7, 2004.

      We do not have any other employment agreements in effect with any other executive employee.

10. STOCKHOLDERS' EQUITY

[a]   AUTHORIZED SHARES

      The Company's authorized share capital comprises 50,000,000 common shares (increased from 20,000,000 shares on February 28, 2001), with a par value of $0.068 [U.S. $0.0467] per share and 1,500,000 non-cumulative Series B preferred shares with a par value of $0.016 [U.S. $0.010] per share. The Series B preferred shares are voting and convertible such that 3 preferred shares are exchangeable for 1 common share, at the option of the holders.

[b]   ISSUED AND OUTSTANDING SHARES

      Common shares outstanding at August 31, 2003 and 2002 were 10,795,410 and 10,504,913, respectively. At August 31, 2003, there are 454,545 Series B convertible preferred shares issued and outstanding that have a par value of US$0.01 per share (454,545 August 31, 2002). There is a limitation on the conversion feature whereby preferred shares are not convertible if the conversion would result in the holder owning more than 5% of the outstanding common shares of the Company. As of September 14, 2004, the maximum number of shares the preferred shares can be converted to is 714,771, which is 5% of the total shares outstanding.

      In May 2002, the Company completed a private equity raise for $456,286 Cdn ($290,000 US). The shares were priced at a $1, thus resulting in 290,000 shares to be issued. At the end of the August 2002, the Company had not yet issued the shares and thus a loan payable was created until the time at which the Company would issue the shares. The Company issued the shares on October 18, 2002.

[c]   RESERVED FOR FUTURE ISSUANCES

      As of December 29, 2003, the Company has reserved 3,822,073 common shares for future issuance. This is comprised of 319,231 options outstanding as of August 31, 2003 and 3,502,842 warrants, of which 466,342 were outstanding as of August 31, 2003.

[d]   WARRANTS OUTSTANDING

      The Company has the following warrants outstanding:

           --------------------------------------------------------------------------------------------
                                                            Number          Price        Remaining Avg.
           ============================================================================================
           Warrants outstanding as of August 31, 2001        50,000         $3.00          2.8 years
           Issued                                           416,342      $1.00-2.00        3.0 years
           --------------------------------------------------------------------------------------------
           Warrants outstanding as of August 31, 2002       466,342      $1.00-3.00        2.5 years
           Issued                                              0              0                0
           --------------------------------------------------------------------------------------------
           Warrants outstanding as of August 31, 2003       466,342      $1.00-3.00        1.5 years
           ============================================================================================

11.  LOSS PER SHARE

Loss per share was calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table sets forth the computation of basic and diluted loss per share for the years ended August 31:

----------------------------------------------------------------------------------------------------------------------
                                                                               2003            2002           2001
                                                                                                            (restated)
                                                                                $               $                $
======================================================================================================================
NUMERATOR:
Net loss (numerator for basic and diluted loss per share) from
continuing operations                                                       (8,454,813)   (28,735,797)    (9,640,185)
Net income (loss) (numerator for basic and diluted income (loss) per
share) from discontinued operations                                            913,311     (2,015,740)    (2,107,454)
Deemed preferred stock dividends                                                    --       (137,016)            --
======================================================================================================================
Net loss applicable to common  stockholders (numerator for basic and        (7,541,502)   (30,888,553)   (11,747,639)
diluted loss per share)
======================================================================================================================

DENOMINATOR FOR BASIC LOSS PER SHARE - adjusted weighted average number
of shares and assumed conversions                                           10,757,273      9,879,836      8,393,589

EFFECT OF DILUTIVE SECURITIES
Convertible preferred shares                                                        --             --             --
Convertible promissory notes                                                        --             --             --
Employee stock options                                                              --             --             --

----------------------------------------------------------------------------------------------------------------------
DENOMINATOR FOR DILUTED LOSS PER SHARE - adjusted weighted average
number of shares and assumed conversions                                    10,757,273      9,879,836      8,393,589
======================================================================================================================

Basic and diluted loss per share from continuing operations                      (0.79)         (2.93)         (1.15)
Basic and diluted income (loss) per share from discontinued operations
                                                                                  0.08          (0.20)         (0.25)
----------------------------------------------------------------------------------------------------------------------
Net loss per share                                                               (0.71)         (3.13)         (1.40)
======================================================================================================================

      During the year ended August 31, 2003, 290,000 common shares were issued. No preferred shares or warrants were issued.

      At August 31, 2003, options to purchase 319,231 common shares, warrants to purchase 466,342 common shares and convertible preferred to 539,771 commons shares were outstanding. These securities were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

      During the year ended August 31, 2002, 454,545 Series B preferred shares were issued. In addition, at August 31, 2002, options to purchase 1,543,840 common shares and warrants to purchase 466,342 common shares were outstanding. These securities were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

      At August 31, 2001, 900,000 preferred shares convertible to 300,000 common shares were exercised and are no longer outstanding. In addition, at August 31, 2001, options to purchase 1,325,000 common shares and warrants to purchase 50,000 common shares were outstanding. These securities were not included in the diluted loss per share calculation because the effect would be anti-dilutive.

12. CONTINGENT LIABILITIES

      On January 27, 2003, a former President of LDS, filed a wrongful dismissal claim against LDS and the Company. A round of examinations for discovery has been held and preparation of the affidavit of records is underway. Further discoveries were held during the week of September 8, 2003. The Company's counsel has determined that it is too early in the process to evaluate the merits of the case. The Company has not accrued any liabilities related to this claim as of August 31, 2003. The Company has filed a counter-suit stating that the former President was fraudulent in his representation to the Company in connection with the Company's acquisition of LDS.

      In June 2001, a former employee filed a wrongful dismissal claim against LDS. Subsequently the employee offered to settle for which LDS rejected. No further action has taken place since October 2001 and accordingly, LDS believes it will prevail and has not accrued any liabilities on the accompanying financial statements related to this claim.

      On June 12, 1992, the Company filed a lawsuit against an unrelated company, Interactive Network Inc. of Mountain view, California, U.S.A. and its president. The suit seeks a non-infringement declaration with respect to a Canadian patent. This action was discontinued on September 9, 1998.

      On June 18, 1992, Interactive Network Inc., (Interactive) commenced a lawsuit against us, NTN Communications and our NTN subsidiary in the Federal Court of Canada, Trial Division, Montreal, Quebec, under the title INTERACTIVE NETWORK, INC. v. NTN COMMUNICATIONS, INC., NTN SPORTS, INC. AND NTN CANADA, INC. This action alleges that Interactive granted NTN Communications the right to use the Interactive Patent, which right Communications then improperly licensed to our NTN subsidiary and us. Interactive alleges that the license agreement between NTN Communications and our NTN subsidiary and us infringes upon the Interactive Patent. The action seeks a declaration of the validity of the Interactive Patent, an injunction restraining us from further infringement, and either damages (in an unspecified amount) or an accounting of profits derived from certain games used in Canada. Except for the aforementioned pleadings, no proceedings or discovery have been undertaken in this action.

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

      Canada Customs and Revenue Agency is currently in discussions with the Company regarding a potential liability with respect to withholding tax on certain amounts paid to Communications. An assessment of approximately $550,000 has been made to date by Canada Customs and Revenue Agency and the Company has filed a notice of objection. Management and counsel believe that it has valid defenses with respect to these matters and, accordingly, no amount has been recorded in these consolidated financial statements. In the event that such matters are settled in favor of Canada Customs and Revenue Agency, the amounts could be material and would be recorded in the period in which they became determinable. In December 2003, the Company entered into an agreement to sell certain operating assets and liabilities of NTN Interactive Network Inc. to NTN Communications. As part of the agreement, NTN Communications will assume the liabilities related to this claim, if any.

      In May 2002, a former consultant filed a claim against CMCG. The consultant claims that he is owed commissions, options and expenses related to his time working at Interlynx. The consultant has offered to settle for which CMCG has rejected. CMCG believes that firstly, it is not responsible for a lawsuit against Interlynx and secondly, that the consultants claims are unjustified. This lawsuit is scheduled for trial at the end of October, 2004. CMCG believes it will prevail and has not accrued liabilities on the accompanying financial statements related to this claim.

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

      The acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated as set out below:

                                                                    $
---------------------------------------------------------------------------
Goodwill (see below for discussion on amended
  purchase price and impairment)                                13,429,307
Accounts receivable                                              8,252,652
Inventory                                                          738,081
Fixed assets                                                     2,366,038
Other current assets                                               783,932
Accounts payable and accrued expenses                           (8,800,327)
Other current liabilities                                       (2,889,997)
---------------------------------------------------------------------------
                                                                13,879,686
---------------------------------------------------------------------------

           The purchase price was satisfied by $1,500,000 in cash, the issuance of two non-interest bearing promissory notes with a maturity value of $2,300,000 (see Note 8[xi]) and the issuance of 5,355,000 shares of CMCG which had a fair value approximating $10,000,000. As the shares were exchangeable into Company shares at inception, the fair value of the shares issued was determined by using an average trading price of the Company's common stock for a reasonable period before and after the acquisition date, in accordance with SFAS 141 "Business Combinations". These shares of CMCG are exchangeable on a one for one basis for common shares of the Company. The election to exchange is not subject to or contingent on any future events or conditions and is solely at the option of the sellers. The first promissory note with a maturity value of $1,800,000 was due June 30, 2002. Prior to payment of the first promissory note, the Company had the option to adjust the purchase price by substituting the $1,800,000 note for an interest-free promissory note in the amount of $2,040,000 one half of which would be due June 30, 2002 and the second half would be due December 31, 2002. The Company did not make this election and paid the $1,800,000 promissory note in cash. The second promissory note has a maturity value of $500,000 and was initially due March 31, 2003.

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

      During the fourth quarter of fiscal 2002, the Company began negotiations to adjust the purchase price of Logicorp due to an investigation of claims filed by Logicorp owed by Hewlett-Packard (Canada) Ltd. ("HP"). As a result, the purchase price for Logicorp has been amended, the issuance of exchangeable common shares has been decreased by 2,000,000 to 3,355,000 (from 5,355,000 originally) and the second promissory note of $500,000 has been cancelled. This has resulted in a balance of $200,000 still owed which is classified as a loan payable, related party on the August 31, 2003 and 2002 balance sheet. In addition, a historical audit of Logicorp resulted in significant restatement issues which resulted in combined negative book values of ($2,074,567) as of December 31, 2001 (the date immediately prior to acquisition date). The purchase price has been adjusted for these events. For financial reporting purposes, goodwill is being allocated to the integrated systems segment. For tax purposes, all of the goodwill is expected to be deductible. The following is the revised purchase price allocation which was recorded in the fourth quarter of fiscal 2002:

           AMENDED PURCHASE PRICE                                    $
           ----------------------------------------------------------------
           Goodwill (see below for discussion on impairment)    10,489,549
           Accounts receivable                                   7,754,995
           Inventory                                               377,016
           Fixed assets                                            743,118
           Other current assets                                    489,817
           Accounts payable and accrued expenses                (6,056,814)
           Line of credit                                       (3,119,979)
           Other current liabilities                            (1,401,728)
           Long Term debt                                         (861,425)
           ----------------------------------------------------------------
                                                                 8,414,549
           ----------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------
                                                                               For Year Ended
                                                            Aug 31, 2002          Aug 31, 2001
-----------------------------------------------------------------------------------------------
                                                                   $                   $
Revenues                                                      48,640,400            61,926,494
Net loss                                                     (28,146,376)          (10,606,336)
Net loss per share - basic and diluted                             (2.85)                (1.26)
-----------------------------------------------------------------------------------------------

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

      The purchase price may be adjusted upward eighty cents for every dollar that eTelligent's earnings before taxes exceed $245,000 from June 1, 2002 until October 31, 2003. The purchase price may be further adjusted:

      a.    By any increase in the Loans above $75,000

      b. By any increase in the eTelligent line of credit before June 1, 2002 above $135,000, or

      c.    If the Term Loan was increased above $65,000 before June 1, 2002

      The operating results related to the acquisition are included in the Company's consolidated statements of operations from the date of acquisition. Pro-forma information has not been provided for the prior years because it is not material.

14. SEGMENT INFORMATION

           The Company operates in the entertainment, education and merchant services industries. Reportable segments have been identified by the Company due to differences in the services of the systems integration, entertainment, education and merchant services industries. Corporate relates to costs that are not associated with a specific industry segment, but are required for the operations of the Company. The Company assigns any goodwill from acquisitions to the segment in which the acquisition occurred. Currently the only goodwill the company has is associated with the purchase of eTelligent which is in the systems integration segment. In Fiscal 2002, the goodwill impairment of $10,489,549 associated with the purchase of Logicorp was expensed to the systems integration segment. Business segment information for the years ended August 31, 2003, 2002 and 2001 are as follows:

                                               2003            2002              2001
                                                 $              $                 $
                                                                               Restated
===========================================================================================
Revenue
   Systems Integration                       32,500,096      34,205,614                --
   Corporate                                         --           2,310            16,595
===========================================================================================
                                             32,500,096      34,207,924            16,595
-------------------------------------------------------------------------------------------
Operating loss
   Systems Integration                      (3,034,169)     (1,162,568)               --
   Merchant Service                                 --              --        (5,076,619)
   Corporate                                (2,709,541)    (15,089,159)       (3,115,758)
-------------------------------------------------------------------------------------------
                                            (5,743,710)    (16,251,727)       (8,192,377)
-------------------------------------------------------------------------------------------
Net loss attributable to shareholders
    Systems Integration                     (3,659,647)    (12,173,848)              --
    Merchant Service                                --              --        (6,524,427)
    Corporate                               (4,795,166)    (16,698,965)       (3,115,758)
    Discontinued Operations                     913,311     (2,015,740)       (2,107,454)
-------------------------------------------------------------------------------------------
                                            (7,541,502)    (30,888,553)      (11,747,639)
-------------------------------------------------------------------------------------------
Total assets
   Systems Integration                        4,534,621       6,435,982               --
   Merchant Service                                 --               --         1,589,465
   Education                                        --               --           128,986
   Corporate                                  1,793,349       2,810,773         3,170,689
   Discontinued Operations                      969,292       4,133,911         4,648,078
-------------------------------------------------------------------------------------------
                                              7,297,262      13,380,666         9,537,218
-------------------------------------------------------------------------------------------
Capital expenditures
   Systems Integration                          275,104         127,737                --
   Corporate                                     24,896           7,355            46,978
-------------------------------------------------------------------------------------------
                                                300,000         135,092            46,978
-------------------------------------------------------------------------------------------
Depreciation & Amortization
   Systems Integration                          573,186         425,692                --
   Merchant Service                                  --              --           431,967
   Corporate                                    470,762         601,550           162,836
-------------------------------------------------------------------------------------------
                                              1,043,948       1,027,242           594,803
-------------------------------------------------------------------------------------------
Interest expense
   Systems Integration                          625,479         182,209                --
   Corporate                                  1,837,037       9,940,974         1,146,708
-------------------------------------------------------------------------------------------
                                              2,462,516      10,123,183         1,146,708
-------------------------------------------------------------------------------------------

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

      The 2002 and 2001 comparative segment information has been reclassified from statements previously presented to conform to the presentation of the 2003 segment information.

15. RELATED PARTY TRANSACTIONS

Payable to /Due from Shareholders

      Included in shareholders' deficit is $nil at August 31, 2003, and $227,365 at August 31, 2002, of amounts due from shareholders. $202,279 due from and $1,066,043 payable to, was advanced during the years ended August 31, 2002 and 2003, respectively. The amounts are non-interest bearing, unsecured and are due on demand and have been reclassified to payables.

Loans

      During the year ended August 31, 2003, B.O.T.B., a company controlled by Cameron Chell, advanced Logicorp Data Systems Ltd. $820,000, and during the period of September 1, 2003 through April 30, 2004, advanced Logicorp Data Systems $567,399. The advances are due on demand and do not carry a stated interest rate. The Company has imputed interest on the advances at a rate of 9% per annum. As of April 30, 2004, the aggregate amount of such advances was $1,387,399.

16. RESTATED FINANCIAL STATEMENTS

[a]   DISCOUNT ON CONVERTIBLE DEBT (FISCAL 2001 RESTATEMENT)

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

The following table presents the impact for each of the restatements in fiscal 2001:

                                        As Previously    As Restated in
                                           Reported      10-K/A for 2001
-------------------------------------------------------------------------------
YEAR ENDED AUGUST 31, 2001

  Balance sheet:
    Other Assets                              388,802        212,541
    Long-term debt                          5,884,339      4,523,822
    Share Capital
      Capital in excess of par value       14,143,533     15,849,971
      Deficit                             (12,499,514)   (13,020,928)

  Statement of operations:
    Selling, general and administration    16,250,171     16,181,604 [a]
    Interest and bank charges                 881,398      1,471,379 [a]
    Net loss                               (9,622,841)   (11,747,639)

EPS
    Basic and diluted loss per share      $      1.34    $      1.40

[a] before discontinued operations presentation in 2002 10-K.

17. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

      Investments in unconsolidated subsidiaries and other investees in which the Company exercises significant influence are recorded on the equity method, adjusted for the Company's proportionate share of their undistributed earnings or losses.

Investments carried on the equity method of accounting during 2002 and 2001 were as follows (there were no investments in and advances to unconsolidated subsidiaries for 2003):

                                                                 Percent Owned
   cDemo Inc. (written off in 2001)                                   14.3%
   Engyro Inc. (written off in 2001)                                  22.1%
   Wareforce Inc. (written off in 2002; see Note 18)                $176,518

      At August 31, 2002, the investment in Wareforce Inc. was deemed to be permanently impaired and has been written off to loss on disposal of investment/property in the statement if operations for 2002. At August 31, 2001, the Company's proportionate share of undistributed losses for cDemo Inc. and Engyro Inc. exceeded its investment and advances by $301,100. Accordingly, the Company's investment has been reduced to zero and $301,100 has been recorded as an expense in the statement of operations in 2001. In addition, due to dilution in the cDemo Inc. and Engyro Inc., our current position is not greater than 5%. The percent owned in the above table represents the position owned at the date the investment was written off in the noted Fiscal Year.

18. LOSS ON DISPOSAL OF INVESTMENT/PROPERTY

      On November 22, 2000, the Company entered into an agreement with Chell.com Ltd. to participate in the purchase of a 51% interest in the shares of ApplicationStation.com, Inc. The Company has provided a deposit of $1,661,622 to Chell.com Ltd. for its 25% share of the 51% interest in the shares of ApplicationStation.com, Inc. The purchase transaction did not close. A demand for repayment has been sent to Chell.com Ltd. It does not appear that the deposit will be recoverable. It has therefore been written off in the 2002 Fiscal Year.

      At August 31, 2002, the $176,518 investment in Wareforce Inc. was deemed to be permanently impaired and has been written off in the statement if operations for 2002.

19. QUARTERLY INFORMATION (UNAUDITED)

The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. (dollars in thousands except per share data)

-----------------------------------------------------------------------------------------------------------------------
                                                TOTAL           FOURTH           THIRD          SECOND          FIRST
-----------------------------------------------------------------------------------------------------------------------
YEAR ENDED 8/31/2003

Total net sales                            32,500,096        4,478,138      11,282,334      10,655,631      6,083,993
Gross profit                                4,119,848          703,374       1,487,964       1,123,892        804,618
(Loss) before income taxes                                          --
     and discontinued operations           (8,454,813)      (2,417,745)     (1,630,372)     (2,067,079)    (2,339,617)
Net (loss) attributable to common
shareholders                               (7,541,502)      (2,142,195)     (2,023,001)     (2,405,330)      (970,976)
NET (LOSS) PER SHARE:                                               --
Basic and diluted from continuing
     operations                                 (0.79)           (0.19)          (0.15)          (0.19)         (0.26)
Basic and diluted from discontinued
     operations                                  0.08             0.03           (0.04)          (0.03)          0.15
-----------------------------------------------------------------------------------------------------------------------
NET (LOSS) PER SHARE                            (0.71)           (0.20)          (0.19)          (0.22)         (0.09)
-----------------------------------------------------------------------------------------------------------------------
                                                                    --
   (Loss) from discontinued operations       (308,705)         275,553         436,567        (338,251)      (682,574)
   (Loss) on disposal/sale of
    subsidiary                               (829,199)              (3)       (829,196)             --             --
   Gain on disposal of debt                 2,051,215               --              --              --      2,051,215

YEAR ENDED 8/31/2002

Total net sales                            34,207,924        6,807,495      17,783,115       9,615,690          1,625
Gross profit                                2,887,937          547,339       1,511,110         827,864          1,625
(Loss) before income taxes                                          --
     and discontinued operations          (28,735,797)     (17,326,399)     (8,769,811)     (1,710,560)      (929,027)
Net (loss) attributable to common
shareholders                              (30,888,553)     (15,359,856)    (11,473,025)     (2,934,633)    (1,121,039)
NET (LOSS) PER SHARE:                                               --
Basic and diluted from continuing
operations                                      (2.93)           (1.69)          (0.95)          (0.18)         (0.11)
Basic and diluted from discontinued
operations                                      (0.20)            0.23           (0.29)          (0.12)         (0.02)
-----------------------------------------------------------------------------------------------------------------------
NET (LOSS) PER SHARE                            (3.13)           (1.46)          (1.24)          (0.30)         (0.13)
-----------------------------------------------------------------------------------------------------------------------

   (Loss) from discontinued operations     (1,710,649)       1,970,693      (2,401,976)     (1,087,057)      (192,012)
   (Loss) on disposal/sale of
     subsidiary                              (305,091)          (3,853)       (301,238)             --             --

20. SUBSEQUENT EVENTS

[a] SALE OF BUILDINGS AND LAND

      During the fiscal year ended August 31, 2003, we owned an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 12,500 square foot, one story building. On December 19, 2003, we sold this land and building to an unrelated third party for approximately $730,000 and recorded a gain on the sale of approximately $100,000.

      During the fiscal year ended August 31, 2003, we owned an approximately 29,000 square foot parcel of land, located at 10 Meteor Drive, Toronto, Ontario, on which stands a 14,000 square foot, two story building. We sold this land and building to an unrelated party on March 7, 2004 for approximately $710,000. The Company anticipates a gain of approximately $70,000.

[b] RESIGNATION OF STEPHEN MCDERMOTT (CEO)

      Effective April 28, 2004, Stephen McDermott resigned his posts of Chief Executive Officer and Chairman of the Board. Dave Bolink, current Board Member has been appointed Chief Executive Officer and Chairman of the Board.

[c] SALE OF LOGICORP

      Effective August 8, 2004, the Company's previously wholly-owned subsidiaries, Logicorp Data Systems Inc., and Logicorp Service Group Inc. (together, "Logicorp") issued common shares to NewMarket Technologies ("NewMarket"), a publicly-traded company for $2.1 million USD, such that NewMarket holds 51% of the outstanding equity securities of Logicorp. In exchange for 51% of these subsidiaries, NewMarket will pay Logicorp $1.1 million in cash at closing. An additional $1.0 million will be paid to Logicorp according to the terms of a $1.0 million, 24-month promissory note. As a result of this transaction, the Company holds the remaining 49% of the outstanding shares of Logicorp.

      Twelve (12) months following the first anniversary of the purchase of the 51% interest, if Logicorp has achieved annual sales of at least $18,000,000 with at least a breakeven profit, Chell Group will have an option to require NewMarket to acquire the remaining 49% of the sellers remaining stock for a purchase price of $1,900,000 to be paid in NewMarket stock with piggyback registration rights. NewMarket will have an equal right to require the sale of Chell Group's remaining 49% stock position in Logicorp under the same performance conditions.

[d]1109822 ALBERTA INC.

      Subsequent to year end, on May 26, 2004, the Company founded a new Canadian subsidiary corporation, 1109822 Alberta Ltd. This wholly-owned subsidiary was created to act as a holding company for investments in various sectors, including electronic payment processing. 1109822 Alberta Ltd. has purchased 33 Units of a Canadian limited partnership, Tech Income Limited Partnership 1 ("Tech Income") for CDN$495,000 (approximately US$390,000 at current exchange rates). Tech Income was founded in early 2004 with the objective of building products and services to compete in the growing online payment processing industry. Tech Income is currently carrying on business as "Broker Payment Systems" or "BPS". This is an electronic payment transfer system which facilitates payments and transfers of funds securely and in real time to and from equity brokerage firms for investing clients. BPS is currently marketing this system in the United States. Management of the Company (and its subsidiary) believes that the Chell Group can better profit from the expected growth in this sector by pooling resources with Tech Income (and its existing product offering) rather than by moving into this area alone. The most recent information provided to us by Tech Income (as at September 15, 2004) shows that 1109822 Alberta Ltd. holds approximately 32% of Tech Income's issued and outstanding units. This position may be diluted as Tech Income continues to sell units to other investors. The Company expects to account for this under the equity method of accounting.

      Broker Payment Management Inc., which works with Tech Income in distributing the BPS products and services, has been invested in directly by the Company ($495,000 Cdn was advance on June 18, 2004). Chell Group currently (as at September 15, 2004) holds approximately 19% of Broker Payment Management Inc.'s equity shares. The Company expects to account for this under the cost method of accounting.

                                            SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------------------------------
                                                Balance at      Charged to Costs    Charged to                   Balance at End
                                            Beginning of Year     and Expenses    Other Accounts    Deductions        Year
----------------------------------------------------------------------------------------------------------------------------------
For the fiscal year ended August 31, 2001

  Allowance for doubtful accounts             $     178,000      $   166,500      $            --  $  (117,500)    $     227,000
==================================================================================================================================
For the fiscal year ended August 31, 2002

  Allowance for doubtful accounts             $     227,000      $   270,000 [a]  $      (229,700) $   (70,218)    $     160,000
==================================================================================================================================
For the fiscal year ended August 31, 2003

  Allowance for doubtful accounts             $     160,000      $        --      $       148,913  $    47,282     $     356,195
==================================================================================================================================

[a] added from Logicorp acquisition in January 2002.

                             CHELL GROUP CORPORATION
                                    FORM 10-K

                                  EXHIBIT INDEX

Exhibit
Number    Description of Exhibit                                                                              Location
-------   ----------------------                                                                              --------
  2.1     Stock Purchase  Agreement,  dated October 1, 1996, among Connolly-Daw  Holdings Inc., 1199846
          Ontario Ltd.,  Douglas  Connolly,  Wendy  Connolly and NTN  Interactive  Network Inc.,  minus
          Schedules thereto...................................................................................+1, Exh. 10.1

  3.1     Articles of Incorporation, as amended to date...............................................................p. 59

  3.2     By-Laws, as amended to date.................................................................................p. 62

  4.1     Specimen Stock Certificate..................................................................................p. 71

  10.1    License  Agreement,  dated  March  23,  1990,  between  NTN  Communications,   Inc.  and  NTN
          Interactive Network Inc.............................................................................+2, Exh. 10.9

  10.2    Stock  Purchase  Agreement,  dated as of  October  4, 1994,  between  NTN Canada and  NetStar
          Enterprises Inc. (formerly, Labatt Communications Inc.)................................................+3, Exh. A

  10.3    Option,  dated as of October  4, 1994,  registered  in the name of NetStar  Enterprises  Inc.
          (formerly, Labatt Communications Inc)..................................................................+3, Exh. B

  10.4    Designation  Agreement dated as of October 4, 1994,  among NTN Canada,  Inc., NTN Interactive
          Network Inc. and NetStar Enterprises Inc. (formerly Labatt Communications Inc.)........................+3, Exh. C

  10.5    Registration  Rights Agreement,  dated as of October 4, 1994,  between NTN Canada and NetStar
          Enterprises Inc. (formerly, Labatt Communications Inc.)................................................+3, Exh. D

  10.6    Promissory  Note of NTN  Interactive  Network  Inc.  registered  in the name of  Connolly-Daw
          Holdings, Inc.......................................................................................+1, Exh. 10.2

Exhibit
Number    Description of Exhibit                                                                              Location
-------   ----------------------                                                                              --------
  10.7    Promissory  Note of NTN Interactive  Network Inc.,  registered in the name of 1199846 Ontario
          Ltd.................................................................................................+1, Exh. 10.3

  10.8    Option Agreement,  dated October 1, 1996, among  Connolly-Daw  Holdings Inc., NTN Interactive
          Network Inc. and NTN Canada, Inc....................................................................+1, Exh. 10.5

  10.9    Option  Agreement,  dated  October 1, 1996,  among  1199846  Ontario  Ltd.,  NTN  Interactive
          Network Inc. and NTN Canada, Inc....................................................................+1, Exh. 10.6

  10.10   Registration Rights Agreement,  dated October 1, 1996, among NTN Canada,  Inc.,  Connolly-Daw
          Holdings Inc. and 1199846 Ontario Ltd...............................................................+1, Exh. 10.4

  10.11   Employment  Agreement dated as of August 31, 1994,  between NTN Interactive  Network Inc. and
          Peter Rona.........................................................................................+4, Exh. 10.11

  10.12   Management  Agreement dated October 1, 1996,  between Magic Lantern  Communications  Ltd. and
          Connolly-Daw Holdings Inc..........................................................................+4, Exh. 10.12

  10.13   Employment  Agreement dated October 1, 1996,  between Magic Lantern  Communications  Ltd. and
          Douglas Connolly...................................................................................+4, Exh. 10.13

  10.14   Employment  Agreement dated October 1, 1996,  between Magic Lantern  Communications  Ltd. and
          Wendy Connolly.....................................................................................+4, Exh. 10.14

  10.15   Asset Purchase  Agreement,  dated September 10, 1999, by and between 1373224 Ontario Limited,
          Networks  North Inc. and Arthur  Andersen  Inc., to acquire the property and assets of GalaVu
          Entertainment  Inc., from the person appointed by the court of competent  jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of GalaVu. ...............+5, Exh. 10.15

  10.16   Promissory  Note,  dated  September  10, 1999, by and between  1373224  Ontario  Limited,  as
          Debtor, and the Holder, as Creditor. ..............................................................+5, Exh. 10.16

  10.17   General  Security  Agreement,  dated  September  10,  1999,  by and between  1373224  Ontario
          Limited,  to acquire the property and assets of GalaVu  Entertainment  Inc.,  from the person appointed by the court of competent  jurisdiction  as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.....................................................+5, Exh. 10.17

  10.18   Securities  Pledge  Agreement,  dated  September  10, 1999,  by and between  1373224  Ontario
          Limited to acquire the  property  and assets of GalaVu  Entertainment  Inc.,  from the person appointed by the court of competent  jurisdiction  as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.....................................................+5, Exh. 10.18

  10.19   Certificate  to the  Escrow  Agent  certifying  that the  conditions  of  Closing  have  been satisfied or waived................................................................................+5, Exh. 10.19

  10.20   Certificate  to the Escrow  Agent  certifying  that the  conditions  of Closing have not been satisfied or waived................................................................................+5, Exh. 10.20

  10.21   Occupancy and Indemnity  Agreement,  dated September 10, 1999, by and between 1373224 Ontario
          Limited to acquire the  property  and assets of GalaVu  Entertainment  Inc.,  from the person appointed by the court of competent  jurisdiction  as the receiver or receiver and manager of the property, assets and undertaking of GalaVu.....................................................+5, Exh. 10.21

  10.22   Order of the  Ontario  Superior  Court of  Justice,  dated  September,  1999,  approving  the transaction  contemplated  herein, and vesting in the Purchaser the right, title and interest of GalaVu and the  Receiver,  if any, in and to the Purchased  Assets,  free and clear of the right, title and interest of any other person other than Permitted Encumbrances....................+5, Exh. 10.22


Exhibit
Number    Description of Exhibit                                                                              Location
-------   ----------------------                                                                              --------
  10.23   Bill of Sale,  dated  September 13, 1999, by and between  1373224  Ontario Limited to acquire the  property  and assets of GalaVu  Entertainment  Inc.,  from the person  appointed  by the court of competent  jurisdiction  as the  receiver or receiver  and manager of the  property, assets and undertaking of GalaVu...................................................................+5, Exh. 10.23

  10.24   Covenant of Networks  North Inc.  for  valuable  consideration  to allot and issue and pay to the Receiver  100,000 common shares in accordance with the Purchase  Agreement date September
          10, 1999, between 1373224 Ontario Limited and the Receiver.........................................+5, Exh. 10.24

  10.25   Agreement  of  Purchase  and Sale  dated  August 4, 2000 by and among  Networks  North  Inc.,
          Networks North Acquisition Corp., Chell.com Ltd. and Cameron Chell..................... ...........+6, Exh. A.

  10.26   Valuation of Chell.com Ltd. as of May 31, 2000 by Stanford Keene...................................+6, Exh. B.

  10.27   Share  Purchase  Agreement  by and among  Chell Group  Corporation,  Chell  Merchant  Capital
          Group, Inc., Melanie Johannesen,  Randy Baxandall,  Morris Chynoweth,  Elaine Chynoweth,  the
          Johannesen  Family Trust, the Baxandall  Family Trust,  the Merc Family Trust,  Logicorp Data
          Systems Ltd., 123557 Alberta Ltd., Logicorp Service Group Ltd. and 591360 Alberta Ltd.............+7, Exhibit 2.1

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

  10.32   Stock Purchase Agreement dated as of August 2, 2004, by and among NewMarket
          Technology, Inc., the Registrant and Logicorp Data Systems, Ltd.                              +5, Exh. 10.25

  10.33   Bonus Agreement entered into August 2, 2004, by and between the Registrant and
          NewMarket Technology.                                                                         +5, Exh. 10.26

  10.34   Form of Promissory Note issued by NewMarket Technology, Inc. to Logicorp Data Systems,
          Ltd.                                                                                          +5, Exh. 10.27

  10.35   Unanimous Shareholders Agreement dated August 2, 2004 by and among NewMarket
          Technology, Inc., the Registrant and Logicorp Data Systems, Ltd.                              +5, Exh. 10.28

  10.36   Registration Rights Agreement dated as of August 2, 2004, is entered into by and among
          NewMarket Technology, Inc., and the Registrant.                                               +5, Exh. 10.29

  14.1    Code of Ethics

  22      List of Subsidiaries...................................................................................p. 92

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

++    Filed electronically pursuant to Item 401 of Regulation S-T.

EXHIBIT 22. LIST OF  SUBSIDIARIES  OF CHELL GROUP  CORPORATION  AS AT AUGUST 31,
2003

Name of Subsidiary(1)                              Jurisdiction of Incorporation
---------------------                              -----------------------------
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

----------
Notes:
      (1) Unless otherwise indicated, all named entities are wholly-owned subsidiaries of Chell Group Corporation.
      (2)   Wholly-owned subsidiary of Chell Merchant Capital Group.
      (3)   Wholly-owned subsidiary of Logicorp Data Systems Ltd...
      (4)   Wholly-owned subsidiary of NTN Interactive Network Inc.