Form 10-K/A
period 2003-08-31
CHELL GROUP CORP
filed 2004-10-22
CIK 797313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Aggregate market value (i.e., last price) of voting stock held by non-affiliates of the Registrant, as of October 21, 2004, US$1,285,177 based on the closing sale price of US$0.04 on October 21, 2004.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 21, 2004, 32,129,417 shares of common stock, par value US$0.0467 per share

      DOCUMENTS INCORPORATED BY REFERENCE:    NONE

EXPLANATORY NOTE

This Amendment No.1 to our Annual Report on Form 10K for the fiscal year ended August 31, 2003 includes a change to the number of shares outstanding as of October 21, 2004. Due to a clerical error, the number was not updated and did not reflect recent issuances of shares. The number of shares outstanding has increased to 32,129,417 from 14,295,410. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading

                                     PART I

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

                                                                 Amount & Nature          Percentage
Name and Address (1)                                             of Beneficial Ownership  of Class (2)
----------------------                                           -----------------------  ------------
Chell.com Ltd.                                              (3)           498,354              1.6%
114, 1215  -- 13th Street S.E.
Calgary, Alberta T2G 3J4

Cameron Chell                                                            1,225,000             3.8%

Canadian Advantage Limited Partnership                      (4)           451,868              1.4%
c/o Thomson Kernaghan & Co. Limited
120 Adelaide Street West, Suite 1800
Toronto Ontario M5H 1T1

CEDE & CO                                                                3,406,326            10.6%

Michael J. Rice                                                          1,700,000             5.3%

Naveen Chanana                                                            748,452              2.3%

ISCA Financial Services                                                   637,636              2.0%

Jayvee & CO                                                              4,201,487            13.1%

Stephen McDermott (President and Chief Executive Officer)   (5)          3,000,000             9.3%

All directors and executive officers as a group  2 persons                    0                0.0%

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

                                                CHELL GROUP CORPORATION


Date: October 22, 2004               By: /S/ David Bolink
                                        ------------------------------------
                                            David Bolink, President, CEO and
                                                Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title(s)                        Date
---------                             --------                        ----

/S/ David Bolink            President,                        October 22, 2004
------------------------    Chief  Executive Officer and
David Bolink                Chief Accounting Officer

/S/ Andy Quinn
------------------------    Director                          October 22, 2004
Andy Quinn

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