Form 10-Q
period 2002-11-30
CHELL GROUP CORP
filed 2004-12-01
CIK 797313

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q
                                 ---------------

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM              TO
                                       ------------    ------------

                         COMMISSION FILE NUMBER: 0-18222

                                 ---------------
                             CHELL GROUP CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 ---------------

                     NEW YORK                                     11-2805051
          (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

       150, 630 - 8TH AVENUE SW, CALGARY AB                        T2P 1G6
   (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE                   (ZIP CODE)
                     OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (403) 303-8258

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of November 30, 2004, the number of shares issued and outstanding of the Company's common stock, par value $0.0467 per share was 32,129,417 [GRAPHIC OMITTED] - 1 -

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                      PAGE

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          Consolidated Balance Sheets as of November 30, 2002 (Unaudited) and August 31, 2002            3
          Consolidated Statements of Operations for the three months ended November 30, 2002 and
          2001 (Unaudited)                                                                               4
          Consolidated Statements of Cash Flows for the three months ended November 30, 2002
          and 2001 (Unaudited)                                                                           5
          Notes to Unaudited Consolidated Financial Statements                                           6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         11

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                    14

ITEM 4.   Controls and Procedures                                                                       15

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                             15

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                   15

ITEM 3.   Defaults upon Senior Securities                                                               15

ITEM 4.   Submissions of Submissions of Matters to a Vote of Security Holders                           15

ITEM 5.   Other Information                                                                             15

ITEM 6.   Exhibits and Reports on Form 8-K                                                              16

          Signatures                                                                                    18

ITEM 1. FINANCIAL STATEMENTS

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         (EXPRESSED IN CANADIAN DOLLARS)
===========================================================================================================
                                                                    NOVEMBER 30, 2002    August 31, 2002
                                                                       (UNAUDITED)          (audited)
                                                                            $                   $
===========================================================================================================
ASSETS
CURRENT
Cash and cash equivalents                                                      26,390              107,258
Accounts receivable, trade - net of allowance for doubtful
         accounts of $413,235 and $356,195, respectively                    2,348,978            4,944,843
Other receivables                                                                  --               31,406
Inventory                                                                     391,647              268,980
Prepaid expenses                                                               54,679                   --
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                        2,821,694            5,352,487
-----------------------------------------------------------------------------------------------------------
Property and equipment, net                                                 2,420,750            3,460,763
Licenses, net of accumulated amortization                                          --               47,015
Goodwill                                                                      276,794              276,794
Other assets                                                                   42,287              109,696
Net assets of discontinued operations                                       3,156,415            4,133,911
-----------------------------------------------------------------------------------------------------------
                                                                            8,717,940           13,380,666
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT
Bank overdraft                                                                212,577              603,740
Bank indebtedness                                                           3,219,065            2,990,914
Accounts payable and accrued liabilities                                    3,416,408            4,613,824
Accrued interest payable                                                    1,008,700              655,050
Deferred revenue                                                              292,957              422,980
Current portion, long-term debt                                             1,677,479            1,534,073
Payable on acquisition                                                      4,852,976            4,852,976
Loan payable, related party                                                   200,000              200,000
Short-term note and loan payable, other                                            --              443,189
Convertible debt                                                            8,225,729            6,587,622
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                  23,105,891           22,904,368
-----------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion                                        923,396            2,914,656
Net liabilities from discontinued operations                                2,353,140            4,542,884
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          26,382,427           30,361,908
-----------------------------------------------------------------------------------------------------------

PREFERRED SERIES B SHARES: 454,545 SHARES [August 2002 - 454,545]               7,294                7,294

SHAREHOLDERS' EQUITY (DEFICIT)
    10,795,410 common shares [August 2002 - 10,504,913]                       733,997              712,652
    Due from shareholder                                                           --             (227,365)
    Additional paid in capital                                             26,655,538           26,220,561
    Accumulated other comprehensive income                                   (180,859)             215,097
    Accumulated deficit                                                   (44,880,457)         (43,909,481)
-----------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                      (17,671,781)         (16,988,536)
-----------------------------------------------------------------------------------------------------------
                                                                            8,717,940           13,380,666
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                          CHELL GROUP CORPORATION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001
                   (EXPRESSED IN CANADIAN DOLLARS - UNAUDITED)
============================================================================================================
                                                                             2002                2001
                                                                                          (restated Note 6)
                                                                               $                   $
============================================================================================================
REVENUE
Product sales                                                                5,605,928                   --
Service sales                                                                  478,065                   --
Other                                                                               --                1,625
------------------------------------------------------------------------------------------------------------
                                                                             6,083,993                1,625
------------------------------------------------------------------------------------------------------------

COST OF SALES
Product sales                                                                5,220,467                   --
Service sales                                                                   58,909                   --
------------------------------------------------------------------------------------------------------------
                                                                             5,279,376                   --
------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                   804,617                1,625

OPERATING EXPENSES
Selling, general and administrative expenses                                 1,992,178              391,040
Depreciation and amortization                                                  311,487              169,181
------------------------------------------------------------------------------------------------------------
                                                                             2,303,665              560,221
------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                        (1,499,048)            (558,596)

Interest expense                                                               589,700              370,431
Loss on disposal of investments/property                                       248,587                   --
------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                      (2,337,334)            (929,027)
Provision for income taxes                                                       2,282                   --
------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                             (2,339,617)            (929,027)
------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
Loss from discontinued operations (net of applicable income tax of $0)        (682,574)            (192,012)
Gain on disposal on debt                                                     2,051,215                   --
------------------------------------------------------------------------------------------------------------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                                     1,368,641             (192,012)
------------------------------------------------------------------------------------------------------------

NET LOSS                                                                      (970,976)          (1,121,039)
OTHER COMPREHENSIVE LOSS - FOREIGN CURRENCY TRANSLATION                       (395,956)                  --
------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                          (1,366,932)          (1,121,039)
============================================================================================================

------------------------------------------------------------------------------------------------------------
LOSS PER SHARE:
Basic and diluted from continuing operations                                     (0.26)               (0.11)
Basic and diluted from discontinued operations                                    0.15                (0.02)
------------------------------------------------------------------------------------------------------------
Net loss per share                                                               (0.11)               (0.13)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Basic weighted average number of common shares outstanding                   9,028,239            8,356,045
Diluted weighted average number of common shares outstanding                 9,028,239            8,356,045
============================================================================================================

The accompanying notes form an integral part of these consolidated financial statements.

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001
                  (EXPRESSED IN CANADIAN DOLLARS - UNAUDITED)
============================================================================================================
                                                                             2002                2001
                                                                                         (restated - Note 6)
                                                                               $                  $
============================================================================================================
OPERATING ACTIVITIES
Net loss for the year from continuing operations                               (970,976)         (1,121,039)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                            1,629,176             169,181
     Loss on disposal/sale of capital assets                                    248,587                  --
     Interest cost from amortization of discount                                324,038             163,263
     Gain on settlement of debt                                              (2,051,215)                 --
     Due from stockholder                                                       227,365                  --
     Provision for doubtful accounts                                             57,040                  --
     Services rendered for shares                                                    --              36,725
     Write-off of prepaids arising from Chell asset purchase                         --              45,341
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                               15,017
     Decrease (increase) in accounts receivable, trade                        2,690,524                  --
     Decrease (increase) in income taxes receivable                                  --                 (36)
     Decrease (increase) in inventory                                          (125,671)
     Decrease (increase) in prepaid expenses                                      9,813              56,945
     Decrease (increase) in other accounts receivable                                --              84,914
     Decrease (increase) in other assets                                        160,715                  --
     Increase (decrease) in accounts payable and accrued liabilities           (598,619)             53,275
     Increase (decrease) in accrued interest payable                            353,650                  --
     Decrease (increase) in income taxes payable                                 30,252                  --
     Increase (decrease) in deferred revenue                                   (326,111)                 --
------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               1,658,568            (496,414)
============================================================================================================

INVESTING ACTIVITIES
Purchase of property and equipment                                              (44,306)            (47,050)
Proceeds from disposal of property and equipment                                265,289                  --
------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 220,983             (47,050)
============================================================================================================

FINANCING ACTIVITIES
Bank Indebtedness                                                              (379,222)                 --
Net borrowings on line of credit                                               (899,629)                 --
Borrowing from Logicorp shareholders                                             77,575                  --
Increases of notes and loans payable                                                 --             306,750
Repayment of notes and loans payable                                           (464,960)             (9,460)
------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (1,666,236)            297,290
============================================================================================================

============================================================================================================
EFFECTS OF FOREIGN LOSS                                                        (442,198)                 --
============================================================================================================

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE                (228,883)           (246,174)
PERIOD FROM CONTINUING OPERATIONS

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE                 148,015             186,864
PERIOD FROM DISCONTINUE OPERATIONS

Cash and cash equivalents, beginning of period                                  107,258             133,160
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         26,390              73,850
============================================================================================================

Income taxes paid                                                                    --                  --
Interest paid                                                                   158,866              68,388

The accompanying notes are an integral part of these consolidated financial statements.

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Chell Group Corporation (the "Company") (Commission No. 0-18066), filed with the Securities and Exchange Commission on May 13, 2004. The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results for the full fiscal year ending August 31, 2003.

NOTE 2. GENERAL

      The financial statements of the Company for the three months ended November 30, 2002 (the "2003 First Fiscal Quarter"), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., and 3484751 Canada Inc. The financial statements also includes CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp" and Logicorp's wholly-owned subsidiary eTelligent Solutions Inc. ("eTelligent). Discontinued operations consist of NTN Interactive Network Inc. ("NTNIN") which was sold on December 15, 2003 and GalaVu Entertainment Network Inc. ("GalaVu") which was sold April 25, 2003.

      The financial statements of the Company for the three months ended November 30, 2001 (the "2002 First Fiscal Quarter"), include the operations of the Company's wholly-owned subsidiaries CMCG, Chell.com (USA) and 3484751 Canada Inc. Logicorp was purchased on January 1, 2002. Discontinued operations consist of NTNIN (sold December 15, 2003), GalaVu (sold April 25, 2003) and NTNIN's wholly-owned subsidiary Magic Lantern Communications Inc. and it subsidiaries (sold March 18, 2002).

      Prior period's figures have been reclassified to be consistent with any reclassifications in the current period.

NOTE 3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 4 - SEGMENT INFORMATION (UNAUDITED)

The following describes the performance by segment for the three months ended November 30, 2002 and 2001:


================================================================================
                                                For Three Months Ended

                                         NOVEMBER 30, 2002    November 30, 2001
                                                             (Restated - Note 6)
                                                $                  $
================================================================================

EXTERNAL REVENUE
  Systems Integration                             6,083,993                  --
  Corporate                                              --               1,625
--------------------------------------------------------------------------------
                                                  6,083,993               1,625
--------------------------------------------------------------------------------

OPERATING PROFIT (LOSS)
  Systems Integration                              (669,884)                 --
  Corporate                                        (829,164)           (558,596)
--------------------------------------------------------------------------------
                                                 (1,499,048)           (558,596)
--------------------------------------------------------------------------------

NET INCOME (LOSS)
  Systems Integration                              (764,862)                 --
  Corporate                                      (1,574,755)           (929,027)
   Discontinued operations                        1,368,641            (192,012)
--------------------------------------------------------------------------------
                                                   (970,976)         (1,121,039)
================================================================================


================================================================================
                                                         As at

                                          NOVEMBER 30, 2002   November 30, 2001
                                                             (Restated - Note 6)
                                                $                   $
================================================================================

TOTAL ASSETS
  Systems Integration                             3,839,986                  --
  Corporate                                       1,721,539           4,554,878
   Discontinued operations                        3,156,415          10,451,426
--------------------------------------------------------------------------------
                                                  8,717,940          15,006,304
================================================================================

NOTE 5. EARNINGS PER SHARE

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months ended November 30, 2002 and November 30, 2001:

===========================================================================================================
                                                                           For Three Months Ended
                                                                   NOVEMBER 30, 2002    November 30, 2001
                                                                                       (Restated - Note 6)
                                                                           $                    $
===========================================================================================================
NUMERATOR:
Net loss (numerator for basic and diluted loss per
share) from continuing operations                                          (2,339,617)            (929,027)
Net loss (numerator for basic and diluted loss per
share) from discontinued operations                                         1,368,641             (192,012)
-----------------------------------------------------------------------------------------------------------
Net loss (numerator for basic and diluted loss per share)                    (970,976)          (1,121,039)
===========================================================================================================

DENOMINATOR FOR BASIC AND DILUTED LOSS PER SHARE
-adjusted weighted average number of shares and assumed conversions         9,028,239            8,356,045
===========================================================================================================

Basic and diluted loss per share from continuing operations                     (0.26)               (0.11)
Basic and diluted loss per share from discontinued operations                    0.15                (0.02)
-----------------------------------------------------------------------------------------------------------
Net loss per share                                                              (0.11)               (0.13)
===========================================================================================================


NOTE 6. RESTATEMENT OF FINANCIAL STATEMENTS

Restatements to the three months ended November 30, 2001:

[A] DISCOUNT ON CONVERTIBLE DEBT

      On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture of which US$1,700,000 has been advanced. EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company did not record the discount on the US$1,700,000 debt and therefore had to make an adjustment and restate its fiscal 2001 financial statements. The Company has now recorded a discount of $1,959,144 in October 2000 and has amortized $753,344 to date and $163,363 to interest expense for the three months ending November 30, 2001.

[B] WARRANTS

      On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture of which US$1,700,000 has been advanced. There were warrants associated with the debt and the Company recognized a $252,706 cost associated with these warrants. The Company had expensed $77,215 and had $175,491 as other assets.

      Since the statements reflected these warrants on the books at the time of these filings, the amount was being amortized. As a result the $22,015 corresponding expense needed to be reversed.

The following table presents the impact of the 2001 restatements.

     ---------------------------------------------------------------
                                               As        As Restated
                                           Previously
                                            Reported

                                         For the three months ended
                                               November 30, 2001
     ---------------------------------------------------------------
       Balance sheet:
           Other Assets                       342,691        189,213
     Long-term debt                         5,594,401      4,397,147
         Share Capital
         Capital in excess of par value    14,143,533     15,849,971
         Deficit                          (13,479,305)   (14,141,967)

      Statement of operations:
         Selling, general and admin         2,482,750      2,460,735
         Interest and Bank Charges            321,206        484,469
         Net loss                            (979,791)    (1,121,039)

     EPS
     Basic and diluted from continuing
     operations                           $     (0.11)   $     (0.12)
     Basic and diluted from
     discontinued operations                       --             --
     Net loss per share                   $     (0.11)   $     (0.12)
     ---------------------------------------------------------------


NOTE 7. SUBSEQUENT EVENTS

[A] GAIN ON SALE OF SUBSIDIARY'S ASSETS

      Effective  the  15th  day of  December,  2003,  the  Company  sold  to NTN
Communications, Inc. (Amex: NTN) the assets and certain liabilities of NTN Interactive Network, Inc. The Company sold NTN Interactive Network's assets for approximately US$1.55 million. The consideration was composed of US$250,000 in cash, US$650,000 in shares of unregistered NTN common stock (approximately 238,000 shares valued at the closing market price on the date of sale which was $2.73 per share). The Company intends to hold the shares of NTN for an indeterminate period of time, no less than the required time for Rule 144 restrictions to be removed. The remainder of the purchase price was based upon the application of unpaid licensing payables (approximating US$650,000) owed to NTN Communications, Inc., at the closing of the transaction.

      The Company has adopted SFAS 144 and as a result the fiscal balances have been restated in order to conform with the presentation of fiscal 2004 financial presentation. Interactive is reported as part of the discontinued business segment (previously entertainment segment).

      In an effort to streamline and focus the Company's resources on its core business segment of systems integration, all other segments were decided to be discontinued. Interactive had historical been profitable, provided positive cash flows and faced little or no competition; however the organization no longer strategically fit with the Company and the assets were sold.

      Details of the transaction are detailed below:

               ----------------------------------------------
               Proceeds
                  Shares                             $853,125
                  Loan receivable                     328,125
               Assets sold                          (953,267)
               Liabilities assumed                  1,531,330
               ----------------------------------------------
               Gain from sale of subsidiary        $1,759,313
               ----------------------------------------------

[B] SALE OF BUILDINGS AND LAND

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

[C] LOGICORP ADVANCES

      During 2003, B.O.T.B., an affiliated company, advanced Logicorp Data Systems $820,000. The advance is due on demand and did not carry a stated interest rate. Due to its long-term nature, the Company has imputed interest on the advance at a rate of 9%.

[D] RESIGNATION OF STEPHEN MCDERMOTT (CEO)

      Effective April 28, 2004, Stephen McDermott resigned his posts of Chief Executive Officer and Chairman of the Board. David Bolink, current Board Member has been appointed Chief Executive Officer and Chairman of the Board.

[E] SALE OF LOGICORP

      Effective August 8, 2004, the Company's previously wholly-owned subsidiaries, Logicorp Data Systems Inc., and Logicorp Service Group Inc. (together, "Logicorp") issued common shares to NewMarket Technologies ("NewMarket"), a publicly-traded company for US$2.1 million, such that NewMarket holds 51% of the outstanding equity securities of Logicorp. In exchange for 51% of these subsidiaries, NewMarket will pay Logicorp $1.1 million in cash at closing. An additional $1.0 million will be paid to Logicorp according to the terms of a $1.0 million, 24-month promissory note. As a result of this transaction, the Company holds the remaining 49% of the outstanding shares of Logicorp.

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

[F]1109822 ALBERTA INC.

      Subsequent to year end, on May 26, 2004, the Company founded a new Canadian subsidiary corporation, 1109822 Alberta Ltd. This wholly-owned subsidiary was created to act as a holding company for investments in various sectors, including electronic payment processing. 1109822 Alberta Ltd. has purchased 33 Units of a Canadian limited partnership, Tech Income Limited Partnership 1 ("Tech Income") for $495,000 (approximately US$390,000 at current exchange rates). Tech Income was founded in early 2004 with the objective of building products and services to compete in the growing online payment processing industry. Tech Income is currently carrying on business as "Broker Payment Systems" or "BPS". This is an electronic payment transfer system which facilitates payments and transfers of funds securely and in real time to and from equity brokerage firms for investing clients. BPS is currently marketing this system in the United States. Management of the Company (and its subsidiary) believes that the Chell Group can better profit from the expected growth in this sector by pooling resources with Tech Income (and its existing product offering) rather than by moving into this area alone. The most recent information provided to us by Tech Income (as at September 15, 2004) shows that 1109822 Alberta Ltd. holds approximately 32% of Tech Income's issued and outstanding units. This position may be diluted as Tech Income continues to sell units to other investors. The Company expects to account for this under the equity method of accounting.

      Broker Payment Management Inc., which works with Tech Income in distributing the BPS products and services, has been invested in directly by the Company ($495,000 was advance on June 18, 2004). Chell Group currently (as at September 15, 2004) holds approximately 19% of Broker Payment Management Inc.'s equity shares. The Company expects to account for this under the cost method of accounting.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Management is responsible for preparing the Company's consolidated financial statements and related information that appears in this Form 10-Q. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and reasonably present the Company's consolidated financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Management has included in the Company's consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at the appropriate cost, that transactions are executed in accordance with the Company's authorization and are properly recorded and reported in the consolidated financial statements, and that assets are adequately safeguarded.

      The Company's operations are primarily conducted through its 100% owned subsidiaries: Logicorp Data Systems Ltd. ("LDS"), and Logicorp Service Group Ltd., ("LSG") and LDS wholly-owned subsidiary eTelligent Solutions Inc. ("eTelligent").

      The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 and with the Company's unaudited consolidated interim financial statements as of November 30, 2002 and for the three month period ended November 30, 2002 and 2001 contained herein.

Results for any interim periods are not necessarily indicative of results for any full year.

CORPORATE BACKGROUND

      We are engaged in the business of providing interactive entertainment services and systems integration services. Our core businesses are the systems integration services provided by our Logicorp Data Systems Ltd. subsidiary and the interactive entertainment services provided by our NTN Interactive Network and GalaVu Entertainment Network Inc. subsidiaries.

      As of November 30, 2002, we had a working capital deficit of $20,284,197 and an accumulated deficit of $44,880,457. We generated revenues of $6,083,993 for the 2003 Fiscal Year and incurred a net loss of $970,976. In addition, during the 2003 Fiscal Year, net cash provided by operating activities was $1,658,568.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2001. The Company's total revenues for the 2003 First Fiscal Quarter were $6,083,993, compared to $1,625 for the 2002 First Fiscal Quarter, an increase of $6,082,368. Logicorp was purchased on January 1, 2002 and eTelligent was purchase June 1, 2002, so there are no comparative financials for the 2002 First Fiscal Quarter.

      Total cost of sales for the 2003 First Fiscal Quarter were $5,279,376 compared to none for the 2002 First Fiscal Quarter. The increase is consummate with the increased level of sales. Logicorp was purchased on January 1, 2002 and eTelligent was purchase on June 1, 2002, so there are no comparative financials for the 2002 First Fiscal Quarter.

      Total selling, general and administrative expenses for the 2003 First Fiscal Quarter were $1,992,178, compared to $391,040 for the 2002 First Fiscal Quarter, an increase of $1,601,138 or 409.5%. Logicorp was purchased on January 1, 2002 and eTelligent was purchase on June 1, 2002, so there are no comparative financials for the 2002 First Fiscal Quarter. Logicorp and eTelligent accounted for an increase to selling, general and administrative expenses in the amount of $1,752,453.

      Depreciation and amortization for the 2003 First Fiscal Quarter were $311,487, compared to $169,181 for the 2002 First Fiscal Quarter, an increase of $142,306 or 84.1%. This increase results from increased debt levels from the acquisition of Logicorp and eTelligent.

      Interest and bank charges for the 2003 First Fiscal Quarter were $589,700, compared to $370,431 for the 2002 First Fiscal Quarter, an increase of $219,269 or 59.2%. This increase results from increased debt levels from the acquisition of Logicorp and eTelligent ($94,978) and a change in the unamortized discount on the convertible debenture and the convertible debenture.

      There was a $2,282 provision for income taxes recorded in the 2003 First Fiscal Quarter compared with no provision of income taxes for the 2002 First Fiscal Quarter. As the tax provision is based upon the individual companies' taxable income, a minimal provision was incurred, as not all the companies are in a taxable position. There are no deferred tax assets recorded by the Company.

      As a result of all of the above, the net loss from continuing operations for the 2003 First Fiscal Quarter was $2,339,617, compared to net loss of $929,027 for the 2002 First Fiscal Quarter, an increase of $1,410,590. This loss was primarily the result of the addition of Logicorp and eTelligent ($1,127,938) and increased interest costs.

      The gain from discontinued operations for the 2003 First Fiscal Quarter was $1,368,641, compared to net loss of $192,012 for the 2002 First Fiscal Quarter, an increase of $1,560,653. This gain was primarily the result of the retirement of debt incurred with the GalaVu subsidiary of $2,051,215. The gain was offset by increasing operating losses from the discontinued operation of $682,574 for the 2002 First Fiscal Quarter compared to a loss of $192,012 for the 2002 First Fiscal Quarter.

      As a result of all of the above, the net loss for the 2003 First Fiscal Quarter was $970,976, compared to net loss of $1,121,039 for the 2002 First Fiscal Quarter, a decrease of $150,063. The 2003 First Fiscal Quarter reduced loss resulted primarily from gains from discontinued operations offset by increase in continuing operating losses.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital deficit changed from $17,551,881 at August 31, 2002 to $20,284,197 at November 30, 2002, an increase of $2,732,316.

      For the 2003 First Fiscal Quarter, the Company had a net decrease of cash from continuing operations of $228,883 compared to a net decrease of $246,174 in the 2002 First Fiscal Quarter.

      Cash provided by operating activities for the 2003 First Fiscal Quarter was $1,658,568, compared to $496,414 used in operating activities in the 2002 First Fiscal Quarter. In 2003, the major items that contributed to cash being provided by operating activities were as follows: the decrease in accounts receivable of $2,690,524 and the increase in accrued interest payable of $353,650. The major items that contributed to cash being used in operating activities were as follows: net loss with non-cash expenses added back of $535,985, the increase in accounts payable and accrued liabilities of $598,619, an increase in inventory of $125,671 and the decrease in accrued revenue of $326,111. In 2002, the major item that contributed to cash being used in operating activities was the net loss with non-cash expenses added back of $706,529. The major sources of cash provided by operating activities included decreases in prepaid of $56,945, other accounts receivable of $84,914 and an increase in accounts payable and accrued liabilities of $53,275.

      Cash provided by investing activities in the 2003 First Fiscal Quarter was $220,983 compared to the $47,050 used in investing activities in the 2002 First Fiscal Quarter, an increase of $268,033. The increase was primarily the result of the purchase of property and equipment of $44,306 offset by the proceeds from the disposal of property and equipment of $265,289.

      Cash used in financing activities in the 2003 First Fiscal Quarter was $1,666,236, compared to the $297,290 provided in the 2002 First Fiscal Quarter. The increase is primarily due to the increased debt repayments.

      Our business plan for 2003 contemplates obtaining additional working capital through refinancing or restructurings of our existing loan agreements, reducing operating overhead (which has already begun through workforce consolidation), and the possible sale of some of our existing subsidiaries. Our management is of the opinion that they will be able to obtain enough working capital and that together with funds provided by operations, there will be sufficient working capital for the Company's requirements.


CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Company and its representatives may, from time to time, make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties, which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) market conditions for finished products, including the supply and pricing of alternative proteins which may impact the Company's pricing power; (iii) risks associated with leverage, including cost increases attributable to rising interest rates; (iv) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational and labor laws, health and safety regulations, and currency fluctuations; and (v) the effect of, or changes in, general economic conditions.

      This management discussion and analysis of the financial condition and results of operations of the Company may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates, should and variations of those words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligations to update or review any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

      Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include, without limitation, general industrial and economic conditions; cost of capital and capital requirements; shifts in customer demands; changes in the continued availability of financial amounts and the terms necessary to support the Company's future business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION

      The rate of inflation has had little impact on the Company's operations or financial position during the three months ended November 30, 2002 and November 30, 2001 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2003 Fiscal Year.

FOREIGN EXCHANGE RISK

      The Company pays a number of its suppliers, including its licensor and principal supplier, NTN Communications, Inc., in US dollars. In addition the Company holds a large amount of US dollar debt, fluctuations in the value of the Canadian dollar against the US dollar will have an impact on its gross profit as well as its net income. If the value of the Canadian dollar falls against the US dollar, the cost of sales of the Company will increase thereby reducing its gross profit and net income. Conversely, if the value of the Canadian dollar rises against the US dollar, its gross profit and net income will increase.

      As of November 30, 2002, the Company had outstanding indebtedness of approximately $5.3 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the three months ended November 30, 2003 in the devaluation of the Cdn/US dollar exchange rate would be approximately $530,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(3) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

      There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's second fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

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



        10.16       Promissory Note, dated September 10, 1999, by and between 1373224 Ontario
                    Limited, as Debtor, and the Holder, as Creditor. ........................     +5, Exh. 10.16
        10.17       General Security Agreement, dated September 10, 1999, by and between
                    1373224 Ontario Limited, to acquire the property and assets of GalaVu
                    Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property,
                    assets and undertaking of GalaVu.........................................     +5, Exh. 10.17
        10.18       Securities Pledge Agreement, dated September 10, 1999, by and between
                    1373224 Ontario Limited to acquire the property and assets of GalaVu
                    Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property,
                    assets and undertaking of GalaVu.........................................     +5, Exh. 10.18
        10.19       Certificate to the Escrow Agent certifying that the conditions of Closing
                    have been satisfied or waived............................................   +5, Exh. 10.19
        10.20       Certificate to the Escrow Agent certifying that the conditions of Closing
                    have not been satisfied or waived........................................     +5, Exh. 10.20
        10.21       Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of
                    GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the
                    property, assets and undertaking of GalaVu...............................     +5, Exh. 10.21
        10.22       Order of the Ontario Superior Court of Justice, dated September, 1999, approving the transaction contemplated herein, and vesting in the
                    Purchaser the right, title and interest of GalaVu and the Receiver, if any, in and to the Purchased Assets, free and clear of the right, title and interest of any other person other than Permitted Encumbrances.......
                                                                                                  +5, Exh. 10.22
        10.23       Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario
                    Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking
                    of GalaVu................................................................     +5, Exh. 10.23
        10.24       Covenant of Networks North Inc. for valuable consideration to allot and issue and pay to the Receiver 100,000 common shares in accordance with the Purchase Agreement date September 10, 1999, between 1373224 Ontario
                    Limited and the Receiver.................................................     +5, Exh. 10.24
        10.25       Agreement of Purchase and Sale dated August 4, 2000 by and among Networks
                    North Inc., Networks North Acquisition Corp., Chell.com Ltd. and Cameron
                    Chell.....................................................................        +6, Exh. A
        10.26       Valuation of Chell.com Ltd. as of May 31, 2000 by Stanford Keene.........        +6, Exh. B.
        10.27       Share Purchase Agreement by and among Chell Group Corporation, Chell
                    Merchant Capital Group, Inc., Melanie Johannesen, Randy Baxandall, Morris
                    Chynoweth, Elaine Chynoweth, the Johannesen Family Trust, the Baxandall
                    Family Trust, the Merc Family Trust, Logicorp Data Systems Ltd., 123557
                    Alberta Ltd., Logicorp Service Group Ltd. and 591360 Alberta
                    Ltd................................................................
                                                                                                 +7, Exhibit 2.1
        10.28       Share Purchase Agreement, dated as of April 25, 2003 between DVOD
                    Networks Inc., and Chell Group Corporation, minus schedules thereto;
        10.29       Assignment of Debt and Security, dated April 25, 2003 between Chell Group
                    Corporation and DVOD Networks Inc;
        10.30       Assignment of Debt and Security, dated April 25, 2003 among NTN
                    Interactive Network Inc., DVOD Networks Inc and GalaVu Entertainment
                    Network Inc.;
        10.31       Form of Assignment of Debt and Security, dated April 25, 2003 among
                    488605 Ontario Limited, Ruth Margel and DVOD Networks Inc., minus schedules thereto.



        10.32       Stock Purchase Agreement dated as of August 2, 2004, by and among             +5, Exh. 10.25
                    NewMarket Technology, Inc., the Registrant and Logicorp Data Systems, Ltd.
        10.33       Bonus Agreement entered into August 2, 2004, by and between the               +5, Exh. 10.26
                    Registrant and NewMarket Technology.
        10.34       Form of Promissory Note issued by NewMarket Technology, Inc. to Logicorp      +5, Exh. 10.27
                    Data Systems, Ltd.
        10.35       Unanimous Shareholders Agreement dated August 2, 2004 by and among            +5, Exh. 10.28
                    NewMarket Technology, Inc., the Registrant and Logicorp Data Systems, Ltd.
        10.36       Registration Rights Agreement dated as of August 2, 2004, is entered into     +5, Exh. 10.29
                    by and among NewMarket Technology, Inc., and the Registrant.

           21       List of Subsidiaries.....................................................              p. 19

         31.1       Certification of the Chief Executive Officer pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

         31.2       Certification of the Chief Financial Officer pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

         32.1       Certification of the Chief Executive Officer pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

         32.2       Certification of the Chief Financial Officer pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

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


                                     CHELL GROUP CORPORATION

Dated: November 30, 2004             By   /s/ David Bolink
                                          ------------------------------------
                                          DAVID BOLINK
                                          CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: November 30, 2004             /s/ David Bolink
                                     ------------------------------------
                                     DAVID BOLINK
                                     CHIEF EXECUTIVE OFFICER, CHIEF ACCOUNTING
                                     OFFICER