Form 10-Q
period 2003-02-28
CHELL GROUP CORP
filed 2004-12-01
CIK 797313

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

          (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2003

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    ------------

                         Commission file number: 0-18222

                                 --------------

                             Chell Group Corporation
             (Exact Name of Registrant as Specified in Its Charter)

                                 --------------

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

As of November 30, 2004, the number of shares issued and outstanding of the Company's common stock, par value $0.0467 per share was 32,129,417.

================================================================================

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          Consolidated Balance Sheets as of February 28, 2003 (Unaudited)
          and August 31, 2002                                                  3
          Consolidated Statements of Operations for the three and six
          months ended February 28, 2003 and 2002 (Unaudited)                  4
          Consolidated Statements of Cash Flows for the six months ended
          February 28, 2003 and 2002 (Unaudited)                               5
          Notes to Unaudited Consolidated Financial Statements                 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               12

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk          16

ITEM 4.   Controls and Procedures                                             17

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   17

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds         17

ITEM 3.   Defaults upon Senior Securities                                     17

ITEM 4.   Submissions of Submissions of Matters to a Vote of Security Holders 17

ITEM 5.   Other Information                                                   17

ITEM 6.   Exhibits                                                            18

          Signatures                                                          22

Item 1. FINANCIAL STATEMENTS

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

===========================================================================================================
                                                                    February 28, 2003    August 31, 2002
                                                                       (unaudited)
                                                                            $                   $
-----------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                                       41,518             107,258
Accounts receivable, trade - net of allowance for doubtful
         accounts of $473,435 and $356,195, respectively                     6,513,461           4,944,843
Other receivables                                                                  250              31,406
Inventory                                                                      347,087             268,980
Prepaid expenses                                                               116,037                   --
-----------------------------------------------------------------------------------------------------------
Total current assets                                                         7,018,353           5,352,487
===========================================================================================================
Property and equipment, net                                                  2,148,033           3,460,763
Licenses, net of accumulated amortization                                           --              47,015
Goodwill                                                                       276,794             276,794
Other assets                                                                    68,106             109,696
Net assets of discontinued operations                                        2,566,999           4,133,911
-----------------------------------------------------------------------------------------------------------
                                                                            12,078,285          13,380,666
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current
Bank overdraft                                                                 495,560             603,740
Bank indebtedness                                                            3,830,398           2,990,914
Accounts payable and accrued liabilities                                     7,217,090           4,613,824
Accrued interest payable                                                     1,220,500             655,050
Deferred revenue                                                               271,771             422,980
S-term advances                                                                391,845                  --
Current portion, long-term debt                                              1,610,584           1,534,073
Payable on acquisition                                                       4,852,976           4,852,976
Loan payable, related party                                                    450,000             200,000
Short-term note and loan payable, other                                             --             443,189
Convertible debt                                                             8,048,217           6,587,622
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                   28,388,941          22,904,368
-----------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion                                         880,267           2,914,656
Net liabilities from discontinued operations                                 2,360,814           4,542,884
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                           31,630,022          30,361,908
-----------------------------------------------------------------------------------------------------------

Preferred Series B shares: 454,545 shares [August 2002 - 454,545]                7,294               7,294

Shareholders' equity (deficit)
    10,795,410 common shares [August 2002 - 10,504,913]                        733,997             712,652
    Due from shareholder                                                            --            (227,365)
    Additional paid in capital                                              26,655,538          26,220,561
    Accumulated other comprehensive income                                     337,221             215,097
    Accumulated deficit                                                    (47,285,787)        (43,909,481)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                                       (19,559,031)        (16,988,536)
-----------------------------------------------------------------------------------------------------------
                                                                            12,078,285          13,380,666
===========================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          CHELL GROUP CORPORATION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                    FEBRUARY 28, 2003 AND FEBRUARY 28, 2002
                   (Expressed in Canadian dollars - unaudited)

=====================================================================================================================
                                                     Three Months ended February 28    Six Months ended February 28
                                                           2003            2002             2003            2002
                                                                      (restated Note 6)              (restated Note 6)
                                                             $               $                $               $
--------------------------------------------------------------------------------------------------------------------
REVENUE
Product sales                                            10,127,182       9,062,129      15,733,110       9,062,129
Service sales                                               528,449         558,243       1,006,514         558,243
Other                                                          --            (4,682)           --            (3,057)
--------------------------------------------------------------------------------------------------------------------
                                                         10,655,631       9,615,690      16,739,624       9,617,315
--------------------------------------------------------------------------------------------------------------------

COST OF SALES
Product sales                                             9,468,031       8,290,472      14,688,497       8,290,472
Service sales                                                63,708         497,354         122,617         497,354
--------------------------------------------------------------------------------------------------------------------
                                                          9,531,739       8,787,826      14,811,114       8,787,826
--------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                              1,123,892         827,864       1,928,510         829,489

OPERATING EXPENSES
Selling, general and administrative expenses              2,269,935       1,446,220       4,262,113       1,837,260
Depreciation and amortization                               314,445         127,968         625,932         297,149
--------------------------------------------------------------------------------------------------------------------
                                                          2,584,380       1,574,188       4,888,045       2,134,409
--------------------------------------------------------------------------------------------------------------------
Loss from operations                                     (1,460,488)       (746,324)     (2,959,535)     (1,304,920)

Interest expense                                            627,069         964,236       1,216,769       1,334,666
Loss on disposal of investments/property                       --              --           248,587            --
--------------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                   (2,087,557)     (1,710,560)     (4,424,891)     (2,639,586)
Recovery of income taxes                                     20,477            --            18,195            --
--------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                          (2,067,079)     (1,710,560)     (4,406,696)     (2,639,586)
--------------------------------------------------------------------------------------------------------------------
 Discontinued Operations
Loss from discontinued operations (net of
applicable income tax of $0)                               (338,251)     (1,087,057)     (1,020,825)     (1,279,069)
Gain on disposal on debt                                       --              --         2,051,215            --
--------------------------------------------------------------------------------------------------------------------
Gain (loss) from discontinued operations                   (338,251)     (1,087,057)      1,030,390      (1,279,069)
--------------------------------------------------------------------------------------------------------------------

Net Loss                                                 (2,405,330)     (2,797,617)     (3,376,306)     (3,918,655)
Other comprehensive income - foreign currency
translation                                                 518,080            --           122,124            --
--------------------------------------------------------------------------------------------------------------------
Comprehensive Loss                                       (1,887,250)     (2,797,617)     (3,254,182)     (3,918,655)
--------------------------------------------------------------------------------------------------------------------
Loss per share:
Basic and diluted from continuing operations                  (0.19)          (0.18)          (0.41)          (0.29)
Basic and diluted from discontinued operations                (0.03)          (0.12)           0.10           (0.14)
--------------------------------------------------------------------------------------------------------------------
Net loss per share                                            (0.22)          (0.30)          (0.31)          (0.43)
--------------------------------------------------------------------------------------------------------------------
Basic weighted average number of common shares
outstanding                                              10,795,410       9,441,028      10,718,504       9,230,935
Diluted weighted average number of common shares
outstanding                                              10,795,410       9,441,028      10,718,504       9,230,935
====================================================================================================================

              The accompanying notes form an integral part of these
                       consolidated financial statements.

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002
                   (Expressed in Canadian dollars - unaudited)

========================================================================================================
                                                                            2003            2002
                                                                                     (restated - Note 6)

                                                                              $               $
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the year from continuing operations                         (3,376,306)     (3,918,655)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                        2,193,456         297,149
     Loss on disposal/sale of capital assets                                248,587            --
     Provision for doubtful accounts                                        117,240            --
     Interest cost from amortization of discount                            533,804         326,526
     Gain on settlement of debt                                          (2,051,215)           --
     Due from stockholder                                                   227,365            --
     Services rendered for shares                                              --            36,725
     Write-off of prepaids arising from Chell asset purchase                   --            45,341
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                           19,676
     Decrease (increase) in accounts receivable, trade                   (1,427,214)     (8,576,727)
     Decrease (increase) in income taxes receivable                            --           (24,399)
     Decrease (increase) in inventory                                       (80,925)     (1,824,321)
     Decrease (increase) in prepaid expenses                                (30,062)         (4,200)
     Decrease (increase) in other accounts receivable                          --          (208,883)
     Decrease (increase) in other assets                                    129,608        (315,871)
     Increase (decrease) in accounts payable and accrued liabilities      3,224,191      10,680,849
     Increase (decrease) in accrued interest payable                        565,450            --
     Increase (decrease) in income taxes payable                             53,471            --
     Increase (decrease) in deferred revenue                               (347,297)           --
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                             (19,847)     (3,466,790)
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                         (115,031)       (312,750)
Proceeds from disposal of property and equipment                            265,289            --
Logicorp acquisition                                                           --        (1,500,000)
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                             150,258      (1,812,750)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank Indebtedness                                                           232,111            --
Net borrowings on line of credit                                           (616,646)      3,191,568
Options exercised                                                              --           153,579
Borrowings from related parties                                             250,000            --
Borrowing from Logicorp shareholders                                        401,068            --
Increase of notes and loans payable                                            --         2,032,574
Repayment of notes and loans payable                                       (506,627)     (1,976,871)
--------------------------------------------------------------------------------------------------------
Cash used in financing activities                                          (240,094)      3,400,850
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Effects of foreign exchange                                                (311,396)           --
--------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents during the            (421,079)     (1,878,690)
period from continuing operations

Net (decrease) increase in cash and cash equivalents during the             355,339       1,842,911
period from discontinue operations

Cash and cash equivalents, beginning of period                              107,258         133,160
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                     41,518          97,381
========================================================================================================

Income taxes paid                                                              --              --
Interest paid                                                               349,835         206,194

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2003
                       AND FEBRUARY 28, 2002 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Chell Group Corporation (the "Company") (Commission No. 0-18066), filed with the Securities and Exchange Commission on May 13, 2004. The results of operations for the three and six months ended February 28, 2003 are not necessarily indicative of the results for the full fiscal year ending August 31, 2003.

NOTE 2. GENERAL

      The financial statements of the Company for the three and six months ended February 28, 2003 (the "2003 Second Fiscal Quarter" and "2003 First Fiscal Half"), includes the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., and 3484751 Canada Inc. The financial statements also includes CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp" and Logicorp's wholly-owned subsidiary eTelligent Solutions Inc. ("eTelligent). Discontinued operations consist of NTN Interactive Network Inc. ("NTNIN") which was sold on December 15, 2003 and GalaVu Entertainment Network Inc. ("GalaVu") which was sold on April 25, 2003.

      The financial statements of the Company for the three and six months ended February 28, 2002 (the "2002 Second Fiscal Quarter" and "2002 First Fiscal Half"), includes the operations of the Company's wholly-owned subsidiaries CMCG, Chell.com (USA) and 3484751 Canada Inc. The financial statements also includes CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp". Discontinued operations consist of NTNIN (sold December 15, 2003), GalaVu (sold April 25, 2003) and NTNIN's wholly-owned subsidiary Magic Lantern Communications Inc. and it subsidiaries (sold March 18,
2002).

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

NOTE 4 - SEGMENT INFORMATION (Unaudited)

The following describes the performance by segment for the three and six months ended February, 2003 and 2002:

=====================================================================================
                                 For the Three Months       For the Six Months Ended
                                  Ended February 28                 February 28
                                 2003           2002          2003              2002
                                   $              $            $                  $
-------------------------------------------------------------------------------------
External revenue
  Systems Integration         10,655,631      9,620,372     16,739,624      9,620,372
  Corporate                         --           (4,682)          --           (3,057)
-------------------------------------------------------------------------------------
                              10,655,631      9,615,690     16,739,624      9,617,315
-------------------------------------------------------------------------------------

Operating profit (loss)
  Systems Integration            310,094         (1,665)      (359,790)        (1,665)
  Corporate                   (1,770,582)      (744,659)    (2,599,745)     1,303,255
-------------------------------------------------------------------------------------
                              (1,460,488)      (746,324)    (2,959,535)     1,304,920
-------------------------------------------------------------------------------------

Net income (loss)
  Systems Integration           (808,869)       (65,560)    (1,936,808)       (65,560)
  Corporate                   (1,258,210)    (1,644,999)    (2,469,888)    (2,574,026)
   Discontinued operations      (338,251)    (1,087,058)     1,030,390     (1,279,069)
-------------------------------------------------------------------------------------
                              (2,405,330)    (2,797,617)    (3,376,306)    (3,918,655)
-------------------------------------------------------------------------------------

                                                                       As at
                                                             February 28,   February
                                                               2003         28, 2002
                                                                            (Restated
                                                                             - Note 6)
                                                                $              $
-------------------------------------------------------------------------------------
Total assets
  Systems Integration                                        7,901,376     20,284,204
  Corporate                                                  1,609,910      4,633,771
   Discontinued operations                                   2,566,999     10,262,796
-------------------------------------------------------------------------------------
                                                            12,078,285     35,180,771
-------------------------------------------------------------------------------------

NOTE 5. EARNINGS PER SHARE

         Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended February 28, 2003 and February 28, 2002:

-------------------------------------------------------------------------------------------------------------
                                                         For the Three Months    For the Six Months Ended
                                                          Ended February 28            February 28
                                                        2003            2002           2003          2002
                                                                                        $              $
-------------------------------------------------------------------------------------------------------------
Numerator:
Net loss (numerator for basic and diluted loss per
share) from continuing operations                     (2,067,079)    (1,710,560)    (4,406,696)    (2,639,586)
Net loss (numerator for basic and diluted loss per
share) from discontinued operations (net of             (338,251)    (1,087,057)     1,030,390     (1,279,069)
applicable income tax of $0)
-------------------------------------------------------------------------------------------------------------
Net loss (numerator for basic and diluted loss per    (2,405,330)    (2,797,617)    (3,376,306)    (3,918,655)
share)
=============================================================================================================

Denominator for basic and diluted loss per share
-adjusted weighted average number of shares and       10,795,410      9,441,028     10,718,504      9,230,935
assumed conversions
=============================================================================================================

Basic and diluted loss per share from continuing           (0.19)         (0.18)         (0.41)         (0.29)
operations
Basic and diluted loss per share from discontinued         (0.03)         (0.12)          0.10          (0.14)
operations
-------------------------------------------------------------------------------------------------------------
Net loss per share                                         (0.22)         (0.30)         (0.31)         (0.43)
=============================================================================================================

NOTE 6. RESTATEMENT OF FINANCIAL STATEMENTS

Restatements to the three and six months ended February 28, 2002:

[a] Discount on Convertible Debt

      On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture of which US$1,700,000 has been advanced. EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company did not record the discount on the US$1,700,000 debt and therefore had to make an adjustment and restate its Fiscal 2001 financial statements. The Company has now recorded a discount of $1,959,144 in October 2000 and has amortized $916,707 to date and $163,363 and $326,726 to interest expense for the three months and six months ending February 28, 2002.

[b] Warrants

      On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture of which US$1,700,000 has been advanced. There were warrants associated with the debt and the Company recognized a $252,706 cost associated with these warrants. The company had expensed $77,215 and had $175,491 as other assets. The amount has been reversed.

      Since the statements reflected these warrants on the books at the time of these filings, the amount was being amortized. As a result the $44,030 corresponding expense needed to be reversed.

[c] Logicorp Purchase

      The Company originally accrued shares for the purchase of Logicorp. The purchase agreement states for the issuance of shares in CMCG that are convertible to CGC shares. Prior to year-end, the Company began negotiations to adjust the purchase price of Logicorp due to an investigation of claims filed by Logicorp owed by Hewlett-Packard (Canada) Ltd. ("HP"). As a result the purchase price for Logicorp has been amended, the issuance of convertible common shares has been decreased to 3,000,000 from 5,355,000 and a portion of the second promissory note of $500,000 has been removed. In addition, a historical audit of Logicorp found irregularities in the financial statements provided to the Company. As a result the share accrual of common shares of $395,124 and additional paid in capital of $4,904,980 have been reversed, an increase to note payable to Logicorp shareholders by $200,000, a decrease to SG&A of $84,189 and a decrease to goodwill of $5,015,915.

The following table presents the impact of the 2002 restatements:

------------------------------------------------------------------
                                            As         As Restated
                                        Previously
                                         Reported

                                       For the six months ended
                                            February 28, 2002
------------------------------------------------------------------
  Statement of operations:
    Selling, general and admin           3,232,791      3,126,587
    Interest and Bank Charges              918,818      1,082,081
    Net loss                            (2,740,556)    (2,797,615)

EPS
Basic and  diluted from
continuing operations                  $     (0.18)   $     (0.26)
Basic and  diluted from
discontinued operations                $     (0.03)   $     (0.04)
Net loss per share                     $     (0.21)   $     (0.30)
------------------------------------------------------------------

------------------------------------------------------------------
                                            As         As Restated
                                        Previously
                                         Reported

                                       For the six months ended
                                            February 28, 2002
------------------------------------------------------------------
  Balance sheet:
      Goodwill                          13,609,273      8,601,978
      Other Assets                         614,540        483,077
Long-term debt                           4,978,074      4,144,083
    Share Capital
      Common shares                      1,040,524        645,400
      Capital in excess of              25,366,699     22,168,157
par value
      Deficit                          (16,356,877)   (17,076,598)

  Statement of operations:
    Selling, general and admin           4,819,575      4,691,356
    Interest and Bank Charges            1,236,522      1,563,048
    Net loss                            (3,720,347)    (3,918,654)

EPS
Basic and diluted from
continuing operations                  $     (0.26)   $     (0.33)
Basic and  diluted from
discontinued operations                $     (0.08)   $     (0.09)
Net loss per share                     $     (0.34)   $     (0.42)
------------------------------------------------------------------

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

      In an effort to streamline and focus the Company's resources on its core business segment of systems integration, all other segments were decided to be discontinued. Interactive had historical been profitable, provided positive cash flows and faced little or no competition; however the organization no longer strategically fit with the Company and the asset were sold.

      Details of the transaction are detailed below

-----------------------------------------------
Proceeds
   Shares                             $853,125
   Loan receivable                     328,125
Assets sold                          (953,267)
Liabilities assumed                  1,531,330
-----------------------------------------------
Gain from sale of subsidiary        $1,759,313
-----------------------------------------------

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

      Broker Payment Management Inc., which works with Tech Income in distributing the BPS products and services, has been invested in directly by the Company ($495,000 was advanced on June 18, 2004). Chell Group currently (as at September 15, 2004) holds approximately 19% of Broker Payment Management Inc.'s equity shares. The Company expects to account for this under the cost method of accounting.

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

      The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 and with the Company's unaudited consolidated interim financial statements as of February 28, 2003 and for the three and six month periods ended February 28, 2003 and 2002 contained herein.

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

      As of February 28, 2003, we had a working capital deficit of $21,370,584 and an accumulated deficit of $47,285,787. We generated revenues of $16,739,624 for the 2003 First Fiscal Half and incurred a net loss of $3,376,306. In addition, during the 2003 Fiscal Year, net cash provided by operating activities was $460,463.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2002.

      The Company's total revenues for the 2003 Second Fiscal Quarter were $10,655,631, compared to $9,615,690 for the 2002 Second Fiscal Quarter, an increase of $1,039,941 or 10.8%. eTelligent was purchased on June 1, 2002, so there are no comparative financials for the 2002 First Fiscal Quarter. eTelligent accounted for $515,633 or 49.6% of the increase. Like for like growth was $524,308 or 5.5%.

      Total cost of sales for the 2003 Second Fiscal Quarter were $9,531,739 compared to $8,787,826 for the 2002 Second Fiscal Quarter, an increase of $743,913 or 8.5%. eTelligent was purchased on June 1, 2002, so there are no comparative financials for the 2002 First Fiscal Quarter. eTelligent accounted for $179,560 or 24.1% of the increase. Like for like growth was $564,353 or 75.9%.

      Total selling, general and administrative expenses for the 2003 Second Fiscal Quarter were $2,269,935, compared to $1,446,220 for the 2002 Second Fiscal Quarter, an increase of $823,715 or 57.0%. eTelligent was purchase June 1, 2002, so there are no comparative financials for the 2002 Second Fiscal Quarter. eTelligent accounted for $229,881 or 27.9% of the total increase. Like for like growth was $593,834 or 72.1%. The increase can be attributed to increase compensation, accounting and legal fees. As a percentage of total revenue these costs increased to 21.3% from 15.0% in the 2002 Second Fiscal Quarter.

      Interest and bank charges for the 2003 Second Fiscal Quarter were $627,069, compared to $964,236 for the 2002 Second Fiscal Quarter, a decrease of $337,167 or 35.0%. The decrease results from a one-time deemed interest charge of $542,567 in the 2002 Second Fiscal Quarter, offset set by increased interest charges due to increase levels of debt. As a percentage of total revenue these costs decreased to 5.9% from 10.0% in the 2002 Second Fiscal Quarter.

      There was a $20,478 recovery of income taxes recorded in the 2003 Second Fiscal Quarter compared with no provision/recovery of income taxes for the 2002 Second Fiscal Quarter. As the tax provision is based upon the individual companies' taxable income, a minimal provision was incurred, as not all the companies are in a taxable position. There are no deferred tax assets recorded by the Company.

      As a result of all of the above, the net loss from continuing operations for the 2003 Second Fiscal Quarter was $2,067,079, compared to net loss of $1,710,560 for the 2002 Second Fiscal Quarter, an increase of $356,519. This loss was primarily the result from increased selling general and administration costs offset by decreased interest costs.

      The loss from discontinued operations for the 2003 Second Fiscal Quarter was $338,251, compared to net loss of $1,087,057 for the 2002 Second Fiscal Quarter, a decrease of $748,806. This gain was primarily the result of no losses ($366,707) from the discontinued operation of Magic, which was sold on March 18, 2002.

         As a result of all of the above, the net loss for the 2003 Second Fiscal Quarter was $2,405,330, compared to net loss of $2,797,617 for the 2002 Second Fiscal Quarter, a decrease of $392,287. The 2003 Second Fiscal Quarter reduced loss resulted primarily from decreased losses from discontinued operations ($748,806) and decreased interest costs ($337,167) offset by the increase to selling general and administration costs ($825,715).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2002.

      The Company's total revenues for the 2003 First Fiscal Half are $16,739,624, compared to $9,617,315 for the 2002 First Fiscal Half, an increase of $7,122,309. Logicorp was purchased on January 1, 2002 and eTelligent was purchased on June 1, 2002, therefore the comparative financials for the 2002 First Fiscal Half only have two months versus six for the 2003 First Fiscal Half. The total sales for the four months in the 2003 First Fiscal Half were $6,337,563 or 89.0% of the total increase.

      Total cost of sales for the 2003 First Fiscal Half were $14,811,114 compared to $8,787,826 for the 2002 First Fiscal Half, an increase of $6,023,288. Logicorp was purchased on January 1, 2002 and eTelligent was purchased on June 1, 2002, so the comparative financials for the 2002 First Fiscal Half only have two months versus six for the 2003 First Fiscal Half. The total cost of sales for the four months in the 2003 First Fiscal Half were $5,953,264 or 99% of the total increase.

      Total selling, general and administrative expenses for the 2003 First Fiscal Half were $4,262,113, compared to $1,837,260 for the 2002 First Fiscal Half, an increase of $2,424,853 or 132%. Logicorp was purchased on January 1, 2002 and eTelligent was purchased on June 1, 2002, so the comparative financials for the 2002 First Fiscal Half only have two months versus six for the 2003 First Fiscal Half. The total selling general and administrative expenses for the four months in the 2003 First Fiscal Half were $1,835,228 or 75.7% of the total increase.

      Interest and bank charges for the 2003 First Fiscal Half were $1,216,769, compared to $1,334,666 for the 2002 First Fiscal Half, a decrease of $117,897 or 8.8%. The decrease results from a one-time interest deemed interest charge of $542,567 in the 2002 Second Fiscal Quarter, offset set by increased interest charges due to increase levels of debt. As a percentage of total revenue these costs decreased to 7.3% from 13.9% in the 2002 Second Fiscal Quarter.

      There was an $18,195 recovery of income taxes recorded in the 2003 First Fiscal Half compared with no provision/recovery of income taxes for the 2002 First Fiscal Half. As the tax provision is based upon the individual companies' taxable income, a minimal provision was incurred, as not all the companies are in a taxable position. There are no deferred tax assets recorded by the Company.

      As a result of all of the above, the net loss from continuing operations for the 2003 First Fiscal Half was $4,406,696, compared to net loss of $2,639,586 for the 2002 First Fiscal Half, an increase of $1,767,110. This loss was primarily the result of the addition of Logicorp and eTelligent for a full fiscal half.

      The gain from discontinued operations for the 2003 First Fiscal Half was $1,030,390, compared to net loss of $1,279,069 for the 2002 First Fiscal Half, an increase of $2,309,459. This gain was primarily the result of the retirement of debt incurred with the GalaVu subsidiary of $2,051,215 and decreased operating losses from the discontinued operation of $258,244.

      As a result of all of the above, the net loss for the 2003 First Fiscal Half was $3,376,306, compared to net loss of $3,918,655 for the 2002 First Fiscal Half, a decrease of $545,349. The 2003 First Fiscal Half reduced loss resulted primarily from gains from discontinued operations offset by increase in continuing operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital deficit changed from $17,551,881 at August 31, 2002 to $21,370,588 at February 28, 2003, an increase of $3,818,707.

      For the 2003 First Fiscal Half, the Company had a net decrease of cash from operations of $421,079 compared to a net decrease of $1,878,690 in the 2002 First Fiscal Half.

      Cash used in operating activities for the 2003 First Fiscal Half was $19,847, compared to $3,466,790 used in operating activities in the 2002 First Fiscal Half. In 2003, the major items that contributed to cash being used in operating activities were as follows: net loss with non-cash expenses added back of $2,107,069, the decrease in accounts receivable of $1,427,214, increase in inventory of $80,925, increase in prepaid expenses of $30,062 and the decrease in deferred revenue of $347,297. The major items that contributed to cash being provided by operating activities were as follows: the increase in accounts payable and accrued liabilities of $3,224,191 and the increase in accrued interest of $565,450. In the 2002 First Fiscal Half, the major item that contributed to cash being used in operating activities was the net loss with non-cash expenses added back of $3,212,914, the increase in accounts receivable of $8,576,727, the increase in inventory of $1,824,321, increase in other accounts receivable of $208,883 and the increase in other assets of $315,871. The major sources of cash provided by operating activities included increases in accounts payable and accrued liabilities of $10,680,849.

      Cash provided by investing activities in the 2003 First Fiscal Half was $150,258 compared to the $1,812,750 used in investing activities in the 2002 First Fiscal Half, an increase of $1,963,008. The increase was primarily the result of the purchase of Logicorp ($1,500,000) that occurred in the 2002 First Fiscal Half.

      Cash used in financing activities in the 2003 First Fiscal Half was $240,094, compared to the $3,400,850 provided by the 2002 First Fiscal Half. The decrease is primarily due to the decreased levels of funds raised.

      Our business plan for 2003 contemplates obtaining additional working capital through refinancing or restructuring of our existing loan agreements, reducing operating overhead (which has already begun through workforce consolidation), and the possible sale of some of our existing subsidiaries. Our management is of the opinion that they will be able to obtain enough working capital and that together with funds provided by operations, there will be sufficient working capital for the Company's requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

      The rate of inflation has had little impact on the Company's operations or financial position during the six months ended February 28, 2003 and February 28, 2002 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2003 Fiscal Year.

Foreign Exchange Risk

      The Company pays a number of its suppliers, including its licensor and principal supplier, NTN Communications, Inc., in US dollars. In addition the Company holds a large amount of US dollar debt, and fluctuations in the value of the Canadian dollar against the US dollar will have an impact on its gross profit as well as its net income. If the value of the Canadian dollar falls against the US dollar, the cost of sales of the Company will increase thereby reducing its gross profit and net income. Conversely, if the value of the Canadian dollar rises against the US dollar, its gross profit and net income will increase.

      As of February 28, 2003, the Company had outstanding indebtedness of approximately $5.3 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the six months ended February 28, 2003 in the devaluation of the Cdn/US dollar exchange rate would be approximately $530,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

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

    10.31     Form of Assignment of Debt and Security, dated April 25, 2003 among
              488605 Ontario Limited, Ruth Margel and DVOD Networks Inc., minus schedules thereto.
    10.32     Stock Purchase Agreement dated as of August 2, 2004, by and among             +5, Exh. 10.25
              NewMarket Technology, Inc., the Registrant and Logicorp Data Systems, Ltd.
    10.33     Bonus Agreement entered into August 2, 2004, by and between the               +5, Exh. 10.26
              Registrant and NewMarket Technology.
    10.34     Form of Promissory Note issued by NewMarket Technology, Inc. to Logicorp      +5, Exh. 10.27
              Data Systems, Ltd.
    10.35     Unanimous Shareholders Agreement dated August 2, 2004 by and among            +5, Exh. 10.28
              NewMarket Technology, Inc., the Registrant and Logicorp Data Systems, Ltd.
    10.36     Registration Rights Agreement dated as of August 2, 2004, is entered into     +5, Exh. 10.29
              by and among NewMarket Technology, Inc., and the Registrant.
    . . . . .
    21        List of Subsidiaries.....................................................              p. 19

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

                                       CHELL GROUP CORPORATION


                                       By       /s/ David Bolink
Dated: November 30, 2004                 ---------------------------------------
                                                 DAVID BOLINK
                                             CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                /s/ David Bolink
Dated: November 30, 2004                 ---------------------------------------
                                                  DAVID BOLINK
                                           CHIEF EXECUTIVE OFFICER AND
                                             CHIEF ACCOUNTING OFFICER