Form 10-Q
period 2003-05-31
CHELL GROUP CORP
filed 2004-12-01
CIK 797313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______ TO _________

                         COMMISSION FILE NUMBER: 0-18222

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

As of November 30, 2004 the number of shares issued and outstanding of the Company's common stock, par value $0.0467 per share was 32,129,417

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                        PAGE
                                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
          Consolidated Balance Sheets as of May 31, 2003 (Unaudited) and August 31, 2002                 3

          Consolidated Statements of Operations for the three and nine months ended May 31, 2003 and
          2002 (Unaudited)                                                                               4

          Consolidated Statements of Cash Flows for the nine months ended May 31, 2003 and 2002
          (Unaudited)                                                                                    5

          Notes to Unaudited Consolidated Financial Statements                                           6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         12

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                    16

ITEM 4.   Controls and Procedures                                                                       16

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                             17

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                   17

ITEM 3.   Defaults upon Senior Securities                                                               17

ITEM 4.   Submissions of Submissions of Matters to a Vote of Security Holders                           17

ITEM 5.   Other Information                                                                             17

ITEM 6.   Exhibits                                                                                      18

          Signatures                                                                                    22

ITEM 1. FINANCIAL STATEMENTS

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         (EXPRESSED IN CANADIAN DOLLARS)

================================================================================================
                                                                    MAY 31, 2003     August 31,
                                                                     (UNAUDITED)       2002
                                                                          $              $
================================================================================================
ASSETS
CURRENT
Cash and cash equivalents                                                 31,540        107,258
Accounts receivable, trade - net of allowance for doubtful
         accounts of $532,055 and $356,195, respectively               4,894,684      4,944,843
Other receivables                                                            965         31,406
Inventory                                                                248,092        268,980
Prepaid expenses                                                         112,718             --
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   5,287,999      5,352,487
------------------------------------------------------------------------------------------------
Property and equipment, net                                            1,852,991      3,460,763
Licenses, net of accumulated amortization                                     --         47,015
Goodwill                                                                 276,794        276,794
Other assets                                                              91,776        109,696
Net assets of discontinued operations                                    804,598      4,133,911
------------------------------------------------------------------------------------------------
                                                                       8,314,158     13,380,666
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT
Bank overdraft                                                           395,212        603,740
Bank indebtedness                                                      3,765,915      2,990,914
Accounts payable and accrued liabilities                               6,188,433      4,613,824
Income taxes payable                                                      13,557             --
Accrued interest payable                                               1,429,762        655,050
Deferred revenue                                                         242,037        422,980
S-term advances                                                          303,603             --
Current portion, long-term debt                                        1,777,714      1,534,073
Payable on acquisition                                                 4,852,976      4,852,976
Loan payable, related party                                              600,000        200,000
Short-term note and loan payable, other                                       --        443,189
Convertible debt                                                       7,650,732      6,587,622
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             27,219,941     22,904,368
------------------------------------------------------------------------------------------------
Long-term debt, net of current portion                                   859,433      2,914,656
Net liabilities from discontinued operations                             927,742      4,542,884
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     29,007,116     30,361,908
================================================================================================

PREFERRED SERIES B SHARES: 454,545 SHARES [August 2002 - 454,545]          7,294          7,294

SHAREHOLDERS' EQUITY (DEFICIT)
    10,795,410 common shares [August 2002 - 10,504,913]                  733,997        712,652
    Due from shareholder                                                      --       (227,365)
    Additional paid in capital                                        26,655,538     26,220,561
    Accumulated other comprehensive income                             1,219,001        215,097
    Accumulated deficit                                              (49,308,788)   (43,909,481)
------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 (20,700,252)   (16,988,536)
------------------------------------------------------------------------------------------------
                                                                       8,314,158     13,380,666
================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          CHELL GROUP CORPORATION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002
                   (EXPRESSED IN CANADIAN DOLLARS - UNAUDITED)

================================================================================================================
                                                        THREE MONTHS ENDED MAY 31     NINE MONTHS ENDED MAY 31
                                                         2003            2002           2003            2002
                                                                   (restated Note 6)            (restated Note 6)
                                                           $               $              $            $
================================================================================================================
REVENUE
Product sales                                           10,581,232     16,727,313     26,314,342     25,789,442
Service sales                                              701,102      1,055,794      1,707,616      1,614,037
Other                                                           --              8             --         (3,049)
----------------------------------------------------------------------------------------------------------------
                                                        11,282,334     17,783,115     28,021,958     27,400,430
----------------------------------------------------------------------------------------------------------------

COST OF SALES
Product sales                                            9,720,280     15,520,144     24,408,777     23,810,616
Service sales                                               74,090        751,861        196,707      1,249,215
----------------------------------------------------------------------------------------------------------------
                                                         9,794,370     16,272,005     24,605,484     25,059,831
----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                             1,487,964      1,511,110      3,416,474      2,340,599

OPERATING EXPENSES
Selling, general and administrative expenses             2,166,544      1,009,795      6,428,657      2,847,055
Depreciation and amortization                              313,460        250,725        939,392        547,874
----------------------------------------------------------------------------------------------------------------
                                                         2,480,004      1,260,520      7,368,049      3,394,929
----------------------------------------------------------------------------------------------------------------
(LOSS) GAIN FROM OPERATIONS                               (992,040)       250,590     (3,951,575)    (1,054,330)

Interest expense                                           618,832        331,267      1,835,601      1,665,933
Loss on extinguishment of debt                                  --        521,119             --        521,119
Financing costs                                                 --      1,884,134             --      1,884,134
Interest cost of beneficial conversion feature                  --      6,283,881             --      6,283,881
Loss on disposal of investments/property                        --             --        248,587             --
----------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                  (1,610,872)    (8,769,811)    (6,035,763)   (11,409,397)
Provision for income taxes                                 (19,500)            --         (1,305)            --
----------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                         (1,630,372)    (8,769,811)    (6,037,068)   (11,409,397)
----------------------------------------------------------------------------------------------------------------
 DISCONTINUED OPERATIONS
Loss on sale of subsidiary                                (829,196)      (301,238)      (829,196)      (301,238)
(Loss) Gain from discontinued operations (net of
applicable income tax of $0)                               436,567     (2,401,976)      (584,258)    (3,681,045)
Gain on disposal on debt                                        --             --      2,051,215             --
----------------------------------------------------------------------------------------------------------------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                  (392,629)    (2,703,214)       637,761     (3,982,283)
----------------------------------------------------------------------------------------------------------------

NET LOSS                                                (2,023,001)   (11,473,025)    (5,399,307)   (15,391,680)
OTHER COMPREHENSIVE INCOME - FOREIGN CURRENCY
TRANSLATION                                                881,780             --      1,003,904             --
----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                      (1,141,221)   (11,473,025)    (4,395,403)   (15,391,680)
================================================================================================================

----------------------------------------------------------------------------------------------------------------
LOSS PER SHARE:
Basic and diluted from continuing operations                 (0.15)         (0.93)         (0.56)         (1.24)
Basic and diluted from discontinued operations               (0.04)         (0.29)          0.06          (0.43)
----------------------------------------------------------------------------------------------------------------
Net loss per share                                           (0.19)         (1.22)         (0.50)         (1.67)
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Basic weighted average number of common shares
outstanding                                             10,795,410      9,441,028     10,744,234      9,230,935
Diluted weighted average number of common shares
outstanding                                             10,795,410      9,441,028     10,744,234      9,230,935
================================================================================================================

              The accompanying notes form an integral part of these
                       consolidated financial statements.

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002
                   (EXPRESSED IN CANADIAN DOLLARS - UNAUDITED)

==================================================================================================
                                                                          2003          2002
                                                                                     (restated -
                                                                                        Note 6)
                                                                            $              $
==================================================================================================
OPERATING ACTIVITIES
Net loss for the year from continuing operations                        (5,399,307)   (15,391,680)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                       2,694,171        250,725
     Loss on disposal/sale of capital assets                               248,587             --
     Provision for doubtful accounts                                       175,860             --
     Interest cost from amortization of discount                           752,713        907,524
     Due from stockholder                                                  227,365             --
     (Gain) Loss on settlement of debt                                  (2,051,215)       521,119
     Loss on sale of subsidiary                                            829,196             --
     Interest costs of beneficial conversion features                           --      6,283,881
     Services rendered for shares                                               --        110,943
     Warrants issued                                                            --        501,129
     Financing costs                                                            --        773,314
     Write-off of prepaids arising from Chell asset purchase                    --        136,023
Changes in assets and liabilities:
     Decrease (increase) in short-term investments                              --         19,676
     Decrease (increase) in accounts receivable, trade                      34,543     (6,104,371)
     Decrease (increase) in income taxes receivable                             --        (32,872)
     Decrease (increase) in inventory                                         (803)    (2,194,019)
     Decrease (increase) in prepaid expenses                               (21,715)        27,039
     Decrease (increase) in other accounts receivable                           --       (180,707)
     Decrease (increase) in other assets                                    94,091        104,684
     Increase (decrease) in accounts payable and accrued liabilities     2,406,141      3,688,291
     Increase (decrease) in accrued interest payable                       774,712             --
     Increase (decrease) in income taxes payable                            73,155             --
     Increase (decrease) in deferred revenue                              (377,031)            --
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            460,463    (10,576,301)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                        (202,327)      (312,750)
Proceeds from the sale of GalaVu                                           176,003             --
Proceeds from the sale of Magic Lantern                                         --      1,850,000
Proceeds from disposal of property and equipment                           264,759             --
Logicorp acquisition                                                            --     (1,500,000)
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            238,435         37,250
==================================================================================================

FINANCING ACTIVITIES
Bank Indebtedness                                                          167,628      3,306,542
Net borrowings on line of credit                                          (716,994)            --
Options exercised                                                               --        313,466
Borrowings from related parties                                            400,000             --
Borrowing from Logicorp shareholders                                       303,603             --
Payments to Logicorp shareholders                                         (148,655)            --
Increase of notes and loans payable                                             --      8,072,410
Repayment of notes and loans payable                                      (577,460)    (1,522,011)
--------------------------------------------------------------------------------------------------
CASH USED IN FINANCING ACTIVITIES                                         (571,878)    10,170,407
==================================================================================================

--------------------------------------------------------------------------------------------------
EFFECTS OF FOREIGN EXCHANGE                                                (46,010)            --
--------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE             81,010       (368,644)
PERIOD FROM CONTINUING OPERATIONS

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE           (156,728)     2,382,687
PERIOD FROM DISCONTINUE OPERATIONS

Cash and cash equivalents, beginning of period                             107,258        133,160
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    31,540      2,147,203
==================================================================================================

Income taxes paid                                                               --             --
Interest paid                                                              557,752        309,291

  The accompanying notes are an integral part of these consolidated financial statements.

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Chell Group Corporation (the "Company") (Commission No.0-18066), filed with the Securities and Exchange Commission on May 13, 2004. The results of operations for the three and nine months ended May 31, 2003 are not necessarily indicative of the results for the full fiscal year ending August 31, 2003.

NOTE 2. GENERAL

      The financial statements of the Company for the three and nine months ended May 31, 2003 (the "2003 Third Fiscal Quarter" and "2003 First Three Fiscal Quarters"), includes the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., and 3484751 Canada Inc. The financial statements also includes CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp" and Logicorp's wholly-owned subsidiary eTelligent Solutions Inc. ("eTelligent). Discontinued operations consist of NTN Interactive Network Inc. ("NTNIN") which was sold on December 15, 2003 and GalaVu Entertainment Network Inc. ("GalaVu") which was sold on April 25, 2003.

      The financial statements of the Company for the three and nine months ended May 31, 2003 (the "2002 Third Fiscal Quarter" and "2002 First Three Fiscal Quarters"), includes the operations of the Company's wholly-owned subsidiaries CMCG, Chell.com (USA) and 3484751 Canada Inc. The financial statements also CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp". Discontinued operations consist of NTNIN (sold December 15, 2003), GalaVu (sold April 25, 2003) and NTNIN's wholly-owned subsidiary Magic Lantern Communications Inc. and it subsidiaries (sold March 18,
2002).

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

NOTE 4 - SEGMENT INFORMATION (UNAUDITED)

The following describes the performance by segment for the three and nine months ended May, 2003 and 2002:

=================================================================================================
                                        FOR THE THREE MONTHS            For the Nine months Ended
                                            ENDED MAY 31                         May 31
                                           2003          2002            2003           2002
                                             $             $               $              $
=================================================================================================
EXTERNAL REVENUE
  Systems Integration                    11,282,334     17,783,107     28,021,958     27,403,479
  Corporate                                      --              8             --         (3,049)
-------------------------------------------------------------------------------------------------
                                         11,282,334     17,783,115     28,021,958     27,400,430
-------------------------------------------------------------------------------------------------

OPERATING PROFIT (LOSS)
  Systems Integration                      (502,837)       114,447     (2,207,257)       112,782
  Corporate                                (489,203)       136,143     (1,744,318)    (1,419,933)
-------------------------------------------------------------------------------------------------
                                           (992,040)       250,590     (3,951,575)    (1,054,330)
-------------------------------------------------------------------------------------------------

NET INCOME (LOSS)
  Systems Integration                      (647,880)        70,456     (2,584,668)         4,896
  Corporate                                (982,492)    (8,840,267)    (3,452,380)   (11,715,531)
   Discontinued operations                 (392,629)    (2,703,214)       637,761     (3,681,045)
-------------------------------------------------------------------------------------------------
                                         (2,023,001)   (11,473,025)    (5,399,307)   (15,391,680)
=================================================================================================

                                                                             As at
                                                                      MAY 31, 2003   May 31, 2003
                                                                                     (Restated -
                                                                                        Note 6)
                                                                            $              $
=================================================================================================

TOTAL ASSETS
  Systems Integration                                                   5,731,433     17,610,214
  Corporate                                                             1,778,127      7,882,724
   Discontinued operations                                                804,598      5,032,985
-------------------------------------------------------------------------------------------------
                                                                        8,314,158     30,525,923
=================================================================================================

NOTE 5. EARNINGS PER SHARE

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended May 31, 2003 and May 31, 2003:

--------------------------------------------------------------------------------------------------------------
                                                          For the Three Months           For the Nine months
                                                              Ended May 31                  Ended May 31
                                                        2003           2002           2003           2002

                                                          $              $              $            $
--------------------------------------------------------------------------------------------------------------

NUMERATOR:
Net loss (numerator for basic and diluted loss per
share) from continuing operations                     (1,630,372)    (8,769,811)    (6,037,068)   (11,409,397)
Net loss (numerator for basic and diluted loss per
share) from discontinued operations                     (392,629)    (2,703,214)       637,761     (3,982,283)
--------------------------------------------------------------------------------------------------------------
Net loss (numerator for basic and diluted loss per    (2,023,001)   (11,473,025)    (5,399,307)   (15,391,680)
share)
==============================================================================================================

DENOMINATOR FOR BASIC AND DILUTED LOSS PER SHARE
-adjusted weighted average number of shares and       10,795,410      9,441,028     10,744,234      9,230,935
assumed conversions
==============================================================================================================

Basic and diluted loss per share from continuing           (0.15)         (0.93)         (0.56)         (1.24)
operations
Basic and diluted loss per share from discontinued         (0.04)         (0.29)          0.06          (0.43)
operations
--------------------------------------------------------------------------------------------------------------
Net loss per share                                         (0.19)         (1.22)         (0.50)         (1.67)
==============================================================================================================

NOTE 6. RESTATEMENT OF FINANCIAL STATEMENTS

Restatements to the three and nine months ended May 31, 2003:

[A] DISCOUNT ON CONVERTIBLE DEBT

      On October 3, 2000, the Company closed the sale of a US$3,000,000 Convertible 10% Debenture of which US$1,700,000 has been advanced. EITF-00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" requires that a discount be recorded for any beneficial conversion features associated with convertible debt. The Company did not record the discount on the US$1,700,000 debt and therefore had to make an adjustment and restate its fiscal 2001 financial statements. The Company has now recorded a discount of $1,959,144 in October 2000 and has amortized $916,707 to date and $163,363 and $326,726 to interest expense for the three months and nine months ending May 31, 2003.

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

The following table presents the impact of the 2002 restatements:

--------------------------------------------------------------
                                      As           As Restated
                                  Previously
                                   Reported

                                       For the three months
                                              ended
                                           May 31, 2003
-----------------------------------------------------------------

  Statement of operations:
    Selling, general and admin        3,232,791        3,126,587
    Interest and Bank Charges           918,818        1,082,081
    Net loss                         (2,740,556)      (2,797,615)

EPS
Basic and diluted from
continuing operations             $       (0.18)   $       (0.26)
Basic and diluted from
discontinued operations           $       (0.03)   $       (0.04)
Net loss per share                $       (0.21)   $       (0.30)
-----------------------------------------------------------------

-----------------------------------------------------------------
                                      As        As Restated
                                  Previously
                                   Reported

                                For the nine months ended
                                      May 31, 2003
-----------------------------------------------------------------
  Balance sheet:
      Goodwill                     13,609,273      8,601,978
      Other Assets                    614,540        483,077
Long-term debt                      4,978,074      4,144,083
    Share Capital
      Common shares                 1,040,524        645,400
      Capital in excess of         25,366,699     22,168,157
par value
      Deficit                     (16,356,877)   (17,076,598)

  Statement of operations:
    Selling, general and admin      4,819,575      4,691,356
    Interest and Bank Charges       1,236,522      1,563,048
    Net loss                       (3,720,347)    (3,918,654)

EPS
Basic and  diluted from
continuing operations             $     (0.26)   $     (0.33)
Basic and  diluted from
discontinued operations           $     (0.08)   $     (0.09)
Net loss per share                $     (0.34)   $     (0.42)
-----------------------------------------------------------------

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

      Details of the transaction are detailed below

       -------------------------------------------------
       Proceeds
          Shares                            $   853,125
          Loan receivable                       328,125
       Assets sold                             (953,267)
       Liabilities assumed                    1,531,330
       -------------------------------------------------
       Gain from sale of subsidiary         $ 1,759,313
       -------------------------------------------------

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

[F] 1109822 ALBERTA INC.

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

      The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 and with the Company's unaudited consolidated interim financial statements as of May 31, 2003 and for the three and nine month periods ended May 31, 2003 and 2002 contained herein.

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

      As of May 31, 2003, we had a working capital deficit of $21,931,942 and an accumulated deficit of $49,308,788. We generated revenues of $28,021,958 for the 2003 First Three Fiscal Quarters and incurred a net loss of $5,399,307. In addition, during the 2003 Fiscal Year, net cash used in operating activities was $1,094,133.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2003.

      The Company's total revenues for the 2003 First Fiscal Quarter were $11,282,334, compared to $17,783,115 for the 2002 Third Fiscal Quarter, a decrease of $6,500,781 or 36.6%. Logicorp experienced a major decrease in its sales levels, due to changes in sales staff, slumping technology market and decreased government expenditures.

      Total cost of sales for the 2003 Third Fiscal Quarter were $9,794,370 compared to $16,272,005 for the 2002 Third Fiscal Quarter, a decrease of $6,477,635 or 39.8%. The decrease results from decreased costs associated with our service sales and changes to product mix and decreased sales.

      Total selling, general and administrative expenses for the 2003 Third Fiscal Quarter were $2,166,544, compared to $1,009,795 for the 2002 Third Fiscal Quarter, an increase of $1,156,749 or 115.0%. eTelligent was purchase on June 1, 2002, so there are no comparative financials for the 2002 Third Fiscal Quarter. eTelligent accounted for $264,603 or 22.9% of the total increase. Like for like growth was $892,146 or 77.1%. The increase can be attributed to increase accounting and legal fees and increasing operating costs. As a percentage of total revenue these costs increased to 19.2% from 5.7% in the 2002 Third Fiscal Quarter.

      Interest and bank charges for the 2003 Third Fiscal Quarter were $618,832, compared to $331,267 for the 2002 Third Fiscal Quarter, an increase of $287,565 or 86.8%. The increase results from increased levels of debt. As a percentage of total revenue these costs increased to 5.5% from 1.9% in the 2002 Third Fiscal Quarter.

      There was a $19,500 provision for income taxes recorded in the 2003 Third Fiscal Quarter compared with no provision/recovery of income taxes for the 2002 First Fiscal Quarter. As the tax provision is based upon the individual companies' taxable income, a minimal provision was incurred, as not all the companies are in a taxable position. There are no deferred tax assets recorded by the Company.

      There were costs associated with the 2002 Third Fiscal Quarter that did not occur in the 2003 Third Fiscal Quarter. The $521,119 loss on settlement of debt, $1,884,134 of financing costs and the $6,283,881 of interest costs of beneficial conversion features did not occur in the 2003 Third Fiscal Quarter. These costs may not be one-time in nature as the type of transaction may occur in the Company's future.

      As a result of all of the above, the net loss from continuing operations for the 2003 Third Fiscal Quarter was $1,630,372, compared to net loss of $8,769,811 for the 2002 Third Fiscal Quarter, a decrease of $7,139,439. The decrease in loss was primarily the result of the non-occurrence of the one-time interest costs.

      The loss from discontinued operations for the 2003 Third Fiscal Quarter was $392,629, compared to net loss of $2,703,214 for the 2002 Third Fiscal Quarter, a decrease of $2,310,585. This gain was primarily the result of no losses ($949,432) from the discontinued operation of Magic, which was sold on March 18, 2002.

      As a result of all of the above, the net loss for the 2003 Third Fiscal Quarter was $2,023,001, compared to net loss of $11,473,025 for the 2002 Third Fiscal Quarter, a decrease of $9,450,024. The 2003 Third Fiscal Quarter reduced loss resulted primarily from decreased losses from discontinued operations ($2,310,647) and one-time losses ($8,689,134).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2003 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2003.

      The Company's total revenues for the 2003 First Three Fiscal Quarters are $28,021,958, compared to $27,400,430 for the 2002 First Three Fiscal Quarters, an increase of $621,528. Logicorp was purchased on January 1, 2002 and eTelligent was purchased on June 1, 2002, so the comparative financials for the 2002 First Three Fiscal Quarters only have five months versus nine for the 2003 First Three Fiscal Quarters. The total sales for the four months in the 2003 First Three Fiscal Quarters were $6,337,563. Therefore like for like sales were $21,976,779 for the 2003 First Three Fiscal Quarters compared to $27,400,430 for the 2002 First Three Fiscal Quarters, a decrease of $5,423,651 or 19.8%.

      Total cost of sales for the 2003 First Three Fiscal Quarters were $24,605,484 compared to $25,059,831 for the 2002 First Three Fiscal Quarters, a decrease of $454,347. Logicorp was purchased on January 1, 2002 and eTelligent was purchased on June 1, 2002, so the comparative financials for the 2002 First Three Fiscal Quarters only have two months versus six for the 2003 First Three Fiscal Quarters. The total cost of sales for the four months in the 2003 First Three Fiscal Quarters were $4,953,264. Therefore like for like cost of sales were $19,652,220 for the 2003 First Three Fiscal Quarters compared to $25,059,831 for the 2002 First Three Fiscal Quarters, a decrease of $5,047,611 or 21.6%.

      Total selling, general and administrative expenses for the 2003 First Three Fiscal Quarters were $6,428,657, compared to $2,847,055 for the 2002 First Three Fiscal Quarters, an increase of $3,581,602 or 125.8%. Logicorp was purchased on January 1, 2002 and eTelligent was purchased on June 1, 2002, so the comparative financials for the 2002 First Three Fiscal Quarters only have five months versus nine for the 2003 First Three Fiscal Quarters. The selling general and administrative expenses for the four months in the 2003 First Three Fiscal Quarters were $1,835,228 or 51.2% of the total increase. The Company has experienced increase accounting and legal fees and increased operating costs.

      Interest and bank charges for the 2003 First Three Fiscal Quarters were $1,835,601, compared to $1,665,933 for the 2002 First Three Fiscal Quarters, an increase of $169,668 or 10.2%. The increase results from increased debt levels. As a percentage of total revenue these costs increased to 6.6% from 6.1% in the 2002 Third Fiscal Quarter.

      There was a $1,305 provision for income taxes recorded in the 2003 First Three Fiscal Quarters compared with no provision/recovery of income taxes for the 2002 First Three Fiscal Quarters. As the tax provision is based upon the individual companies' taxable income, a minimal provision was incurred, as not all the companies are in a taxable position. There are no deferred tax assets recorded by the Company.

      There were costs associated with the 2002 First Three Fiscal Quarters that did not occur in the 2003 First Three Fiscal Quarters. The $521,119 loss on settlement of debt, $1,884,134 of financing costs and the $6,283,881 of interest costs of beneficial conversion features did not occur in the 2003 First Three Fiscal Quarters. These costs may not be one-time in nature as the type of transaction may occur in the Company's future.

      As a result of all of the above, the net loss from continuing operations for the 2003 First Three Fiscal Quarters was $6,037,068, compared to net loss of $11,409,397 for the 2002 First Three Fiscal Quarters, a decrease of $5,372,359. The decrease in loss was primarily the result of the non-occurrence of the one-time interest costs offset by increased operating costs.

      The gain from discontinued operations for the 2003 First Three Fiscal Quarters was $637,761, compared to net loss of $3,982,283 for the 2002 First Three Fiscal Quarters, an increase of $4,620,044. This gain was primarily the result of the retirement of debt incurred with the GalaVu subsidiary of $2,051,215 and decreased operating losses from the discontinued operation of $3,096,787.

      As a result of all of the above, the net loss for the 2003 First Three Fiscal Quarters was $5,399,307, compared to net loss of $15,391,680 for the 2002 First Three Fiscal Quarters, a decrease of $9,992,373. The 2003 First Three Fiscal Quarters reduced loss resulted primarily from gains from discontinued operations, no one-time costs offset by increase in continuing operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital deficit changed from $17,551,881 at August 31, 2002 to $21,931,942 at May 31, 2003, an increase of $4,380,061.

      For the 2003 First Three Fiscal Quarters, the Company had a net increase of cash of $81,010 compared to a net decrease of $368,644 in the 2002 First Three Fiscal Quarters.

      Cash provided by operating activities for the 2003 First Three Fiscal Quarters was $460,463, compared to $10,576,301 used in operating activities in the 2002 First Three Fiscal Quarters. In 2003, the major items that contributed to cash being provided by operating activities were as follows: The major items that contributed to cash being provided by operating activities were as follows: the increase in accounts payable and accrued liabilities of $2,406,141 and the increase in accrued interest of $774,712. The major items that contributed to cash being used in operating activities were as follows: net loss with non-cash expenses added back of $2,522,630, the increase in prepaid expenses of $21,715 and the decrease in deferred revenue of $377,061. In 2002 First Three Fiscal Quarters, the major item that contributed to cash being used in operating activities was the net loss with non-cash expenses added back of $5,907,022, the increase in accounts receivable of $6,104,371, the increase in inventory of $2,194,019, and the increase in other accounts receivable of $180,707. The major sources of cash provided by operating activities included increases in accounts payable and accrued liabilities of $3,688,291.

      Cash provided by investing activities in the 2003 First Three Fiscal Quarters was $238,435 compared to the $37,250 provided by investing activities in the 2002 First Three Fiscal Quarters, an increase of $201,185.

      Cash used in financing activities in the 2003 First Three Fiscal Quarters was $571,878, compared to the $10,170,407 provided by the 2002 First Three Fiscal Quarters. The decrease is primarily due to the decreased levels of funds raised.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION

      The rate of inflation has had little impact on the Company's operations or financial position during the nine months ended May 31, 2003 and May 31, 2002 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2003 Fiscal Year.

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

      As of May 31, 2003, the Company had outstanding indebtedness of approximately $5.3 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the nine months ended May 31, 2003 in the devaluation of the Cdn/US dollar exchange rate would be approximately $530,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

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

      There have been no significant changes in the Company's internal controls over financial reporting that occurred during the Company's Third Fiscal Quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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