Form 10-Q
period 2003-11-30
CHELL GROUP CORP
filed 2004-12-01
CIK 797313

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                       ------------    ------------

                         Commission file number: 0-18222


                                 -------------

                             Chell Group Corporation
             (Exact Name of Registrant as Specified in Its Charter)

                                 -------------


                     New York                                    11-2805051
          (State or Other Jurisdiction of                     (I.R.S. Employer
          Incorporation or Organization)                     Identification No.)

         150, 630 - 8th Avenue SW, Calgary AB                      T2P 1G6
(Address of Registrant's Principal Executive Offices)            (Zip Code)


       Registrant's telephone number, including area code: (403) 303-8258

                                 -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of November 30, 2004, the number of shares issued and outstanding of the Company's common stock, par value $0.001 per share was 32,129,417.

================================================================================

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                     Page

ITEM 1.  Financial Statements
         Consolidated Balance Sheets as of November 30, 2003 (Unaudited) and August 31, 2003           3
         Consolidated Statements of Operations for the three ended November 30, 2003 and 2002
         (Unaudited)                                                                                   4
         Consolidated Statements of Cash Flows for the three months ended November 30, 2003 and 2002
         (Unaudited)                                                                                   5
         Notes to Unaudited Consolidated Financial Statements                                          6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                   13

ITEM 4.  Controls and Procedures                                                                      14

         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                            14
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                  14
ITEM 3.  Defaults upon Senior Securities                                                              14
ITEM 4.  Submissions of Submissions of Matters to a Vote of Security Holders                          14
ITEM 5.  Other Information                                                                            14

ITEM 6.  Exhibits                                                                                     14
         Signatures                                                                                   17

Item 1. FINANCIAL STATEMENTS

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

==================================================================================================================
                                                                        November 30, 2003       August 31, 2003
                                                                           (unaudited)             (audited)
                                                                                $                      $
------------------------------------ ------------------------------- ------------------------- -------------------
ASSETS
Current
Cash and cash equivalents                                                             458,448             327,685
Accounts receivable, trade - net of allowance for doubtful
         accounts of $462,058 and $356,195, respectively                            4,447,784           3,560,286
Other receivables                                                                          --                  --
Inventory                                                                             160,618             208,340
Prepaid expenses                                                                       46,623              76,077
Buildings held for sale                                                             1,161,001           1,177,045
-------------------------------------------------------------------- ------------------------- -------------------
Total current assets                                                                6,274,474           5,349,433
-------------------------------------------------------------------- ------------------------- -------------------
Property and equipment, net                                                           510,768             638,143
Goodwill                                                                              276,794             276,794
Other assets                                                                          117,496              63,600
Net assets of discontinued operations - assets held for sale                          870,358             969,292
-------------------------------------------------------------------- ------------------------- -------------------
                                                                                    8,049,890           7,297,262
-------------------------------------------------------------------- ------------------------- -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current
Bank overdraft                                                                        696,861             908,432
Bank indebtedness                                                                   4,256,989           3,935,166
Accounts payable and accrued liabilities                                            6,049,500           5,469,224
Accrued interest payable                                                            1,470,197           1,347,220
Income Taxes payable                                                                   46,569                  --
Deferred revenue                                                                      245,895             297,243
S-term advances                                                                       272,192             312,191
Current portion, long-term debt                                                     1,268,145           1,305,301
Payable on acquisition                                                              4,852,976           4,852,976
Loan payable, related party                                                         1,020,000           1,020,000
Mortgages of buildings held for sale                                                1,083,333           1,114,583
Convertible debt                                                                    7,624,912           7,978,676
-------------------------------------------------------------------- ------------------------- -------------------
Total current liabilities                                                          28,887,569          28,541,012
-------------------------------------------------------------------- ------------------------- -------------------
Long-term debt, net of current portion                                                101,950             113,392
Liabilities of discontinued operations                                              1,559,167           1,546,454
-------------------------------------------------------------------- ------------------------- -------------------
Total liabilities                                                                  30,548,686          30,200,858
-------------------------------------------------------------------- ------------------------- -------------------

Preferred Series B shares: 454,545 shares [August 2003 - 454,545]                       7,294               7,294

Shareholders' equity (deficit)

 Common stock
    14,295,410 common shares [August 2003 - 10,504,913]                               959,754             733,997
    Additional paid in capital                                                     26,614,448          26,655,538
    Accumulated other comprehensive income                                          1,689,660           1,150,558
    Accumulated deficit                                                          (51,769,952)        (51,450,983)
-------------------------------------------------------------------- ------------------------- -------------------
Total shareholders' equity (deficit)                                             (22,506,090)        (22,910,890)
-------------------------------------------------------------------- ------------------------- -------------------
                                                                                    8,049,890           7,297,262
-------------------------------------------------------------------- ------------------------- -------------------

        The accompanying notes are an integral part of these consolidated financial statements

                          CHELL GROUP CORPORATION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND NOVEMBER 30, 2002
                   (Expressed in Canadian dollars - unaudited)

--------------------------------------------------------------------- ------------------- --------------------
                                                                              2003                 2002
                                                                                $                    $
--------------------------------------------------------------------- ------------------- --------------------
REVENUE
Product sales                                                                   7,955,702            5,605,928
Service sales                                                                     588,413              478,065
--------------------------------------------------------------------- ------------------- --------------------
                                                                                8,544,115            6,083,993
--------------------------------------------------------------------- ------------------- --------------------

COST OF SALES
Product sales                                                                   6,464,603            5,220,467
Service sales                                                                     228,758               58,909
--------------------------------------------------------------------- ------------------- --------------------
                                                                                6,693,361            5,279,376
--------------------------------------------------------------------- ------------------- --------------------
GROSS PROFIT                                                                    1,850,754              804,617

OPERATING EXPENSES
Selling, general and administrative expenses                                    2,059,616            1,992,178
Depreciation and amortization                                                     189,873              311,487
--------------------------------------------------------------------- ------------------- --------------------
                                                                                2,249,489            2,303,665
--------------------------------------------------------------------- ------------------- --------------------
Loss from operations                                                             (398,735)          (1,499,048)

Interest expense                                                                  342,285              589,700
Loss on disposal of investments/property                                               --              248,587
--------------------------------------------------------------------- ------------------- --------------------
Loss before provision for income taxes                                           (741,020)          (2,337,335)
Provision for income taxes                                                             --                2,282
--------------------------------------------------------------------- ------------------- --------------------
Loss from continuing operations                                                  (741,020)          (2,339,617)
--------------------------------------------------------------------- ------------------- --------------------
 Discontinued Operations

Gain (loss) from discontinued operations (net of applicable income                422,051             (682,574)
tax of $0)
Gain on disposal on debt                                                               --            2,051,215
--------------------------------------------------------------------- ------------------- --------------------
Gain (loss) from discontinued operations                                          422,051            1,368,641
--------------------------------------------------------------------- ------------------- --------------------

Net Loss                                                                         (318,969)            (970,976)
Other comprehensive income - foreign currency translation                         539,102             (395,956)
--------------------------------------------------------------------- ------------------- --------------------
Comprehensive Gain (loss)                                                         220,133           (1,366,932)
--------------------------------------------------------------------- ------------------- --------------------

Loss per share:
Basic and diluted from continuing operations                                        (0.05)               (0.26)
Basic and diluted from discontinued operations                                       0.03                 0.15
--------------------------------------------------------------------- ------------------- --------------------
Net loss per share                                                                  (0.02)               (0.11)
--------------------------------------------------------------------- ------------------- --------------------

Basic weighted average number of common shares outstanding                     14,218,487            9,028,239
Diluted weighted average number of common shares outstanding                   14,218,487            9,028,239
--------------------------------------------------------------------- ------------------- --------------------

              The accompanying notes form an integral part of these
                       consolidated financial statements.

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND NOVEMBER 30, 2002
                  (Expressed in Canadian dollars - unaudited)

--------------------------------------------------------------------         ----------          ----------
                                                                               2003                 2002
                                                                                 $                    $
--------------------------------------------------------------------         ----------          ----------
OPERATING ACTIVITIES
Net loss for the year from continuing operations                               (318,969)           (970,976)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                              227,816           1,629,176
     Interest cost from amortization of discount                                 62,923             324,038
     Provision for doubtful accounts                                            105,863              57,040
     Loss on disposal/sale of capital assets                                         --             248,587
     Due from stockholder                                                            --             227,365
     Gain on settlement of debt                                                      --          (2,051215)
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, trade                         (916,440)          2,690,524
     Decrease (increase) in income taxes receivable                                  --                  --
     Decrease (increase) in inventory                                            47,722            (125,671)
     Decrease (increase) in prepaid expenses                                     56,448               9,813
     Decrease (increase) in other accounts receivable                                --                  --
     Decrease (increase) in other assets                                        (53,896)            160,714
     Increase (decrease) in accounts payable and accrued liabilities          1,093,863            (598,619)
     Increase (decrease) in accrued interest payable                            122,977             353,650
     Increase (decrease) in deferred revenue                                    (51,348)           (326,111)
     Increase (decrease) in income taxes payable                                    139              30,252
--------------------------------------------------------------------         ----------          ----------
Cash (used in) provided by operating activities                                 377,098           1,658,567
--------------------------------------------------------------------         ----------          ----------

INVESTING ACTIVITIES
Purchase of property and equipment                                              (49,464)            (44,306)
Proceeds from disposal of property and equipment                                     --             265,289
--------------------------------------------------------------------         ----------          ----------
Cash (used in) provided by investing activities                                 (49,464)            220,983
--------------------------------------------------------------------         ----------          ----------

FINANCING ACTIVITIES
Bank Indebtedness                                                               321,823            (379,222)
Net borrowings on line of credit                                               (211,571)           (899,629)
Payment to Logicorp shareholders                                                (39,999)                 --
Borrowing from Logicorp shareholders                                             10,009              77,575
Payments on long-term debt                                                      (89,858)           (464,960)
--------------------------------------------------------------------         ----------          ----------
Cash used in financing activities                                                (9,596          (1,666,236)
--------------------------------------------------------------------         ----------          ----------

Effects of foreign loss                                                         122,414            (442,198)
--------------------------------------------------------------------         ----------          ----------

Net (decrease) increase in cash and cash equivalents during the                 440,452            (228,884)
period from continuing operations

Net (decrease) increase in cash and cash equivalents during the                (309,689)            148,016
period from discontinue operations

Cash and cash equivalents, beginning of period                                  327,685             107,258
--------------------------------------------------------------------         ----------          ----------
Cash and cash equivalents, end of period                                        458,448              26,390
--------------------------------------------------------------------         ----------          ----------

Income taxes paid                                                                    --                  --
Interest paid                                                                   140,016             158,866

The accompanying notes are an integral part of these consolidated financial statements.

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND NOVEMBER 30, 2002 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Chell Group Corporation (the "Company") (Commission No.0-18066), filed with the Securities and Exchange Commission on May 13, 2004. The results of operations for the three months ended November 30, 2003 are not necessarily indicative of the results for the full fiscal year ending August 31, 2004.

NOTE 2. GENERAL

      The financial statements of the Company for the three months ended November 30, 2003 (the "2004 First Fiscal Quarter"), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., and 3484751 Canada Inc. The financial statements also include CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp" and Logicorp's wholly-owned subsidiary eTelligent Solutions Inc. ("eTelligent). Discontinued operations consist of NTN Interactive Network Inc. ("NTNIN") which was sold on December 15, 2003. Effective August 8, 2004, the Company's previously wholly-owned subsidiaries, Logicorp Data Systems Inc., and Logicorp Service Group Inc. (together, "Logicorp") issued common shares to NewMarket Technologies, a publicly-traded company for US$2.1 million, such that NewMarket holds 51% of the outstanding equity securities of Logicorp. In exchange for 51% of these subsidiaries, NewMarket will pay $1.1 million in cash and $1.0 million will be paid to Logicorp according to the terms of a $1.0 million, 24-month promissory note.

      The financial statements of the Company for the three months ended November 30, 2002 (the "2003 First Fiscal Quarter"), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., and 3484751 Canada Inc. The financial statements also include CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp" and Logicorp's wholly-owned subsidiary eTelligent Solutions Inc. ("eTelligent). Discontinued operations consist of NTN Interactive Network Inc. ("NTNIN") which was sold on December 15, 2003 and GalaVu Entertainment Network Inc. ("GalaVu") which was sold on April 25, 2003.

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

NOTE 4 - SEGMENT INFORMATION (Unaudited)

The following describes the performance by segment for the three months ended November 30, 2003 and 2002:

---------------------------------------------------------------------------------------------------
                                                                      For Three Months Ended
                                                               November 30, 2003    November 30, 2002
                                                                        $                   $
---------------------------------------------------------------------------------------------------
External revenue
  Systems Integration                                               8,544,115            6,083,993
---------------------------------------------------------------------------------------------------
                                                                    8,544,115            6,083,993
---------------------------------------------------------------------------------------------------

Operating profit (loss)
  Systems Integration                                               (157,541)            (669,884)
  Corporate                                                         (241,194)            (829,164)
---------------------------------------------------------------------------------------------------
                                                                    (398,735)          (1,499,048)
---------------------------------------------------------------------------------------------------

Net income (loss)
  Systems Integration                                               (251,165)            (764,862)
  Corporate                                                         (489,855)          (1,574,755)
   Discontinued operations                                            422,051            1,368,641
---------------------------------------------------------------------------------------------------
                                                                    (318,969)            (970,976)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                                               As at
                                                                November 30, 2003   November 30, 2002
                                                                        $                   $
---------------------------------------------------------------------------------------------------
Total assets
  Systems Integration                                               5,354,543            3,839,986
  Corporate                                                         1,824,989            1,721,539
   Discontinued operations                                            870,358            3,156,415
---------------------------------------------------------------------------------------------------
                                                                    8,049,890            8,717,940
---------------------------------------------------------------------------------------------------

NOTE 5. EARNINGS PER SHARE

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three months ended November 30, 2003 and November 30, 2002:

-----------------------------------------------------------------------------------------------------------
                                                                           For Three Months Ended
                                                                   November 30, 2003    November 30, 2002
                                                                           $                    $
-----------------------------------------------------------------------------------------------------------
Numerator:
Net loss (numerator for basic and diluted loss per share) from
continuing operations                                                       (741,020)          (2,339,617)
Net income (numerator for basic and diluted loss per
share) from discontinued operations                                           422,051            1,368,641
-----------------------------------------------------------------------------------------------------------
Net loss (numerator for basic and diluted loss per                          (318,969)            (970,976)
share)
===========================================================================================================

Denominator for basic and diluted loss per share
-adjusted weighted average number of shares and                            14,218,487            9,028,239
assumed conversions
===========================================================================================================

Basic and diluted loss per share from continuing                               (0.05)               (0.26)
operations
Basic and diluted loss per share from discontinued                               0.03                 0.15
operations
-----------------------------------------------------------------------------------------------------------
Net loss per share                                                             (0.02)               (0.11)
===========================================================================================================

NOTE 6. SUBSEQUENT EVENTS

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

[b] Logicorp Advances

         During 2003, B.O.T.B., an affiliated company, advanced Logicorp Data Systems $820,000. The advance is due on demand and did not carry a stated interest rate. Due to its long-term nature, the Company has imputed interest on the advance at a rate of 9%.

[c] Resignation of Stephen McDermott (CEO)

         Effective April 28, 2004, Stephen McDermott resigned his posts of Chief Executive Officer and Chairman of the Board. David Bolink, current Board Member has been appointed Chief Executive Officer and Chairman of the Board.

[d] Sale of Logicorp

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

[e]1109822 Alberta Inc.

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

         The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003 and with the Company's unaudited consolidated interim financial statements as of November 30, 2003 and for the three month period ended November 30, 2003 and 2002 contained herein.

         Results for any interim periods are not necessarily indicative of results for any full year.

CORPORATE BACKGROUND

       We are engaged in the business of providing interactive entertainment services and systems integration services. Our core businesses are the systems integration services provided by our Logicorp Data Systems Ltd. subsidiary and the interactive entertainment services provided by our NTN Interactive Network subsidiary.

       As of November 30, 2003, we had a working capital deficit of $22,613,095 and an accumulated deficit of $51,769,952. We generated revenues of $8,544,115 for the 2004 First Fiscal Quarter and incurred a net loss of $318,969. In addition, during the 2004 First Fiscal Quarter, net cash provided by operating activities was $377,098.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2002.

         The Company's total revenues for the 2004 First Fiscal Quarter were $8,544,115, compared to $6,083,993 for the 2003 First Fiscal Quarter, an increase of $2,460,122 or 40.4%. eTelligent was purchased on June 1, 2002, so there are no comparative financials for the 2003 First Fiscal Quarter. eTelligent's total revenue for the 2004 First Fiscal Quarter was $538,887 or 21.9% of the total increase. Like for like revenues increased $1,921,235 or 31.6%. Logicorp experience stronger sales in the 2004 First Fiscal Quarter than it did in the 2003 First Fiscal Quarter.

         Total cost of sales for the 2004 First Fiscal Quarter were $6,693,361 compared to $5,279,376 for the 2003 First Fiscal Quarter, and increase of $1,413,982 or 26.8%. The decrease is consummate with the decreased level of sales. eTelligent was purchased on June 1, 2002, so there are no comparative financials for the 2003 First Fiscal Quarter. eTelligent's total revenue for the 2004 First Fiscal Quarter was $216,225 or 15.3% of the total increase. Like for like cost of sales increased $1,197,757 or 22.7%. Logicorp experience stronger sales in the 2004 First Fiscal Quarter than it did in the 2003 First Fiscal Quarter.

         Total selling, general and administrative expenses for the 2004 First Fiscal Quarter were $2,059,616, compared to $1,992,178 for the 2003 First Fiscal Quarter, an increase of $67,438 or 3.4%. eTelligent was purchased on June 1, 2002, so there are no comparative financials for the 2003 First Fiscal Quarter. eTelligent's total selling, general and administrative expenses for the 2004 First Fiscal Quarter were $322,017. Like for like selling, general and administrative expenses decreased $254,579 or 12.8%. The decrease was the result of decreased staffing levels and lower legal and accounting fees.

         Depreciation and amortization for the 2004 First Fiscal Quarter were $189,873, compared to $311,487 for the 2003 First Fiscal Quarter, a decrease of $121,614 or 39.0%. The decrease results from some assets becoming fully depreciated.

         Interest and bank charges for the 2004 First Fiscal Quarter were $342,285, compared to $589,700 for the 2003 First Fiscal Quarter, a decrease of $247,415 or 42.0%. The decrease results from the complete amortization of the discount on convertible debt. In the 2004 First Fiscal Quarter, there was only one month amortization compared to three in the 2003 First Fiscal Quarter.

         There was a no loss on the disposal of investments/property in the 2004 First Fiscal Quarter compared to a loss of $248,587 for the 2003 First Fiscal Quarter. The loss in the 2003 First Fiscal Quarter resulted from the loss on the sale of a building and property.

         There was no provision for income taxes recorded in the 2004 First Fiscal Quarter compared with a $2,282 provision for income taxes for the 2003 First Fiscal Quarter. As the tax provision is based upon the individual companies' taxable income, a minimal provision was incurred, as not all the companies are in a taxable position. There are no deferred tax assets recorded by the Company.

         As a result of all of the above, the net loss from continuing operations for the 2004 First Fiscal Quarter was $741,020, compared to net loss of $2,339,617 for the 2003 First Fiscal Quarter, a decrease of $1,598,597. The decrease was primarily the result of increased sales.

         The gain from discontinued operations for the 2004 First Fiscal Quarter was $422,051, compared to gain of $1,368,641 for the 2003 First Fiscal Quarter, a decrease of $946,590. In the 2003 First Fiscal Quarter there was a gain on the disposal of debt and there is no corresponding gain in the 2004 First Fiscal Quarter. In addition, GalaVu was sold in April 2003 and thus there is no loss ($381,486 for the 2003 First Fiscal Quarter) associated with this discontinued subsidiary for the 2004 First Fiscal Quarter. The discontinued subsidiary of NTN experienced a net income of $422,051 for the 2004 First Fiscal Quarter, compared to a loss of $301,088 for the 2003 First Fiscal Quarter.

         As a result of all of the above, the net loss for the 2004 First Fiscal Quarter was $318,969, compared to net loss of $970,976 for the 2003 First Fiscal Quarter, a decrease of $652,007. The 2004 First Fiscal Quarter reduced loss resulted primarily from increased sales levels offset by a decrease in the gains from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficit changed from $23,191,579 at August 31, 2003 to $22,613,095 at November 30, 2003, a decrease of $578,484.

         For the 2004 First Fiscal Quarter, the Company had a net increase of cash of $130,763 compared to a net decrease of $80,868 in the 2003 First Fiscal Quarter.

         Cash used in operating activities for the 2004 First Fiscal Quarter was $377,098 compared to $1,658,567provided by operating activities in the 2003 First Fiscal Quarter. In 2004, the major items that contributed to cash being used in operating activities were as follows: increase in accounts receivable of $916,440, increase of other assets of $53,396 and decrease in deferred revenue. The major items that contributed to cash being provided by operating activities were as follows: net loss with non-cash expenses added back of $77,633, the increase in accounts payable and accrued liabilities of $1,093,863 and the increase accrued interest of $122,977. In fiscal 2003, the major items that contributed to cash being provided by operating activities were as follows: the decrease in accounts receivable of $2,690,524 and the increase in accrued interest payable of $353,650. The major items that contributed to cash being used in operating activities were as follows: the increase in accounts payable and accrued liabilities of $598,619, an increase in inventory of $125,671 and the decrease in accrued revenue of $326,111.

         Cash used in investing activities in the 2004 First Fiscal Quarter was $49,464 compared to the $220,983 provide by investing activities in the 2003 First Fiscal Quarter, a decrease of $270,447. The decrease was primarily the result no proceeds from the disposal of property and equipment of $265,289 in the 2004 First Fiscal Quarter.

         Cash used in financing activities in the 2004 First Fiscal Quarter was $9,595, compared to the $1,666,236 provided in the 2003 First Fiscal Quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

         The rate of inflation has had little impact on the Company's operations or financial position during the three months ended November 30, 2003 and November 30, 2002 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2004 Fiscal Year.

Foreign Exchange Risk

         The Company pays a number of its suppliers, including its licensor and principal supplier, NTN Communications, Inc., in US dollars, in addition the Company holds a large amount of US dollar debt, and fluctuations in the value of the Canadian dollar against the US dollar will have an impact on its gross profit as well as its net income. If the value of the Canadian dollar falls against the US dollar, the cost of sales of the Company will increase thereby reducing its gross profit and net income. Conversely, if the value of the Canadian dollar rises against the US dollar, its gross profit and net income will increase.

         As of November 30, 2003, the Company had outstanding indebtedness of approximately $5.3 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the three months ended November 30, 2003 in the devaluation of the Cdn/US dollar exchange rate would be approximately $530,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

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

ITEM 6. EXHIBITS

(a)      Exhibits

         The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:

    Exhibit
    Number                                    Description of Exhibit                                  Location
    ------                                    ----------------------                                  --------
          2.1       Stock Purchase Agreement, dated October 1, 1996, among Connolly-Daw
                    Holdings Inc., 1199846 Ontario Ltd., Douglas Connolly, Wendy Connolly and
                    NTN Interactive Network Inc., minus Schedules thereto....................      +1, Exh. 10.1
          3.1       Articles of Incorporation, as amended to date                                          p. 59
          3.2       By-Laws, as amended to date                                                            p. 62
          4.1       Specimen Stock Certificate                                                             p. 71
         10.1       License Agreement, dated March 23, 1990, between NTN Communications, Inc.
                    and NTN Interactive Network Inc.                                               +2, Exh. 10.9
         10.2       Stock Purchase Agreement, dated as of October 4, 1994, between NTN Canada
                    and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.)......         +3, Exh. A
         10.3       Option, dated as of October 4, 1994, registered in the name of NetStar
                    Enterprises Inc. (formerly, Labatt Communications Inc)...................         +3, Exh. B
         10.4       Designation Agreement dated as of October 4, 1994, among NTN Canada,
                    Inc., NTN Interactive Network Inc. and NetStar Enterprises Inc. (formerly
                    Labatt Communications Inc.)                                                       +3, Exh. C
         10.5       Registration Rights Agreement, dated as of October 4, 1994, between NTN
                    Canada and NetStar Enterprises Inc. (formerly, Labatt Communications Inc.)        +3, Exh. D
         10.6       Promissory Note of NTN Interactive Network Inc. registered in the name of
                    Connolly-Daw Holdings, Inc.                                                    +1, Exh. 10.2
         10.7       Promissory Note of NTN Interactive Network Inc., registered in the name
                    of 1199846 Ontario Ltd.                                                        +1, Exh. 10.3
         10.8       Option Agreement, dated October 1, 1996, among Connolly-Daw Holdings
                    Inc., NTN Interactive Network Inc. and NTN Canada, Inc...................      +1, Exh. 10.5
         10.9       Option Agreement, dated October 1, 1996, among 1199846 Ontario Ltd., NTN
                    Interactive Network Inc. and NTN Canada, Inc.                                  +1, Exh. 10.6
        10.10       Registration Rights Agreement, dated October 1, 1996, among NTN Canada,
                    Inc., Connolly-Daw Holdings Inc. and 1199846 Ontario Ltd.................      +1, Exh. 10.4
        10.11       Employment Agreement dated as of August 31, 1994, between NTN Interactive
                    Network Inc. and Peter Rona                                                   +4, Exh. 10.11
        10.12       Management Agreement dated October 1, 1996, between Magic Lantern
                    Communications Ltd. and Connolly-Daw Holdings Inc.                            +4, Exh. 10.12
        10.13       Employment Agreement dated October 1, 1996, between Magic Lantern
                    Communications Ltd. and Douglas Connolly                                      +4, Exh. 10.13
        10.14       Employment Agreement dated October 1, 1996, between Magic Lantern
                    Communications Ltd. and Wendy Connolly                                        +4, Exh. 10.14
        10.15       Asset Purchase Agreement, dated September 10, 1999, by and between
                    1373224 Ontario Limited, Networks North Inc. and Arthur Andersen Inc., to
                    acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking of
                    GalaVu.                                                                       +5, Exh. 10.15
        10.16       Promissory Note, dated September 10, 1999, by and between 1373224 Ontario
                    Limited, as Debtor, and the Holder, as Creditor.                              +5, Exh. 10.16
        10.17       General Security Agreement, dated September 10, 1999, by and between
                    1373224 Ontario Limited, to acquire the property and assets of GalaVu
                    Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property,
                    assets and undertaking of GalaVu.                                             +5, Exh. 10.17
        10.18       Securities Pledge Agreement, dated September 10, 1999, by and between
                    1373224 Ontario Limited to acquire the property and assets of GalaVu
                    Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property,
                    assets and undertaking of GalaVu.                                             +5, Exh. 10.18
        10.19       Certificate to the Escrow Agent certifying that the conditions of Closing
                    have been satisfied or waived.                                              +5, Exh. 10.19
        10.20       Certificate to the Escrow Agent certifying that the conditions of Closing
                    have not been satisfied or waived.                                            +5, Exh. 10.20

        10.21       Occupancy and Indemnity Agreement, dated September 10, 1999, by and between 1373224 Ontario Limited to acquire the property and assets of
                    GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the
                    property, assets and undertaking of GalaVu.                                   +5, Exh. 10.21
        10.22       Order of the Ontario Superior Court of Justice, dated September, 1999, approving the transaction contemplated herein, and vesting in the
                    Purchaser the right, title and interest of GalaVu and the Receiver, if any, in and to the Purchased Assets, free and clear of the right, title and interest of any other person other than Permitted Encumbrances.......
                                                                                                  +5, Exh. 10.22
        10.23       Bill of Sale, dated September 13, 1999, by and between 1373224 Ontario
                    Limited to acquire the property and assets of GalaVu Entertainment Inc., from the person appointed by the court of competent jurisdiction as the receiver or receiver and manager of the property, assets and undertaking
                    of GalaVu.                                                                    +5, Exh. 10.23
        10.24       Covenant of Networks North Inc. for valuable consideration to allot and issue and pay to the Receiver 100,000 common shares in accordance with the Purchase Agreement date September 10, 1999, between 1373224 Ontario
                    Limited and the Receiver                                                      +5, Exh. 10.24
        10.25       Agreement of Purchase and Sale dated August 4, 2000 by and among Networks
                    North Inc., Networks North Acquisition Corp., Chell.com Ltd. and Cameron
                    Chell                                                .                            +6, Exh. A
        10.26       Valuation of Chell.com Ltd. as of May 31, 2000 by Stanford Keene.........        +6, Exh. B.
        10.27       Share Purchase Agreement by and among Chell Group Corporation, Chell
                    Merchant Capital Group, Inc., Melanie Johannesen, Randy Baxandall, Morris
                    Chynoweth, Elaine Chynoweth, the Johannesen Family Trust, the Baxandall
                    Family Trust, the Merc Family Trust, Logicorp Data Systems Ltd., 123557
                    Alberta Ltd., Logicorp Service Group Ltd. and 591360 Alberta
                    Ltd................................................................          +7, Exhibit 2.1
        10.28       Share Purchase Agreement, dated as of April 25, 2003 between DVOD
                    Networks Inc., and Chell Group Corporation, minus schedules thereto;
        10.29       Assignment of Debt and Security, dated April 25, 2003 between Chell Group
                    Corporation and DVOD Networks Inc;
        10.30       Assignment of Debt and Security, dated April 25, 2003 among NTN
                    Interactive Network Inc., DVOD Networks Inc and GalaVu Entertainment
                    Network Inc.;
        10.31       Form of Assignment of Debt and Security, dated April 25, 2003 among
                    488605 Ontario Limited, Ruth Margel and DVOD Networks Inc., minus schedules thereto.
        10.32       Stock Purchase Agreement dated as of August 2, 2004, by and among             +5, Exh. 10.25
                    NewMarket Technology, Inc., the Registrant and Logicorp Data Systems, Ltd.
        10.33       Bonus Agreement entered into August 2, 2004, by and between the               +5, Exh. 10.26
                    Registrant and NewMarket Technology.
        10.34       Form of Promissory Note issued by NewMarket Technology, Inc. to Logicorp      +5, Exh. 10.27
                    Data Systems, Ltd.
        10.35       Unanimous Shareholders Agreement dated August 2, 2004 by and among            +5, Exh. 10.28
                    NewMarket Technology, Inc., the Registrant and Logicorp Data Systems, Ltd.
        10.36       Registration Rights Agreement dated as of August 2, 2004, is entered into     +5, Exh. 10.29
                    by and among NewMarket Technology, Inc., and the Registrant......
           21       List of Subsidiaries                                                                   p. 19

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


                                     /s/ David Bolink
Dated: November 30, 2004             -------------------------------------------
                                     David Bolink
                                     Chief Executive Officer, Chief Accounting
                                     Officer