Form 10-Q
period 2004-02-29
CHELL GROUP CORP
filed 2004-12-01
CIK 797313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM              TO
                                       ------------    ------------

                         COMMISSION FILE NUMBER: 0-18222

                                   ----------

                             CHELL GROUP CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of November 30, 2004, the number of shares issued and outstanding of the Company's common stock, par value $0.0467 per share was 32,129,417.

                             CHELL GROUP CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                      PAGE
                         PART I - FINANCIAL INFORMATION
ITEM 1.   Financial Statements
          Consolidated Balance Sheets as of February 29, 2004 (Unaudited) and August 31, 2002            3
          Consolidated Statements of Operations for the three and six months ended February 29, 2004
          and February 28, 2003(Unaudited)                                                               4
          Consolidated Statements of Cash Flows for the six months ended February 29, 2004 and
          February 28, 2003 (Unaudited)                                                                  5
          Notes to Unaudited Consolidated Financial Statements                                           6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                    15

ITEM 4.   Controls and Procedures                                                                       15

                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings                                                                             15

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                   15

ITEM 3.   Defaults upon Senior Securities                                                               15

ITEM 4.   Submissions of Submissions of Matters to a Vote of Security Holders                           16

ITEM 5.   Other Information                                                                             16

ITEM 6.   Exhibits                                                                                      16

      Signatures                                                                                        20

                  ITEM 1. FINANCIAL STATEMENTS

                             CHELL GROUP CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         (EXPRESSED IN CANADIAN DOLLARS)

------------------------------------------------------------------- --------------- ----------------
                                                                    FEBRUARY 29     August 31,
                                                                    2004            2003
                                                                    (UNAUDITED)     (Audited)
                                                                          $              $
------------------------------------------------------------------- --------------- ----------------
ASSETS
CURRENT
Cash and cash equivalents                                                  746,013          327,685
Short-term investments                                                   1,175,865               --
Accounts receivable, trade - net of allowance for doubtful
         accounts of $507,007 and $356,195, respectively                 4,925,545        3,560,286
Inventory                                                                  128,513          208,340
Prepaid expenses                                                            22,062           76,077
Buildings held for sale                                                    584,985        1,177,045
------------------------------------------------------------------- --------------- ----------------
TOTAL CURRENT ASSETS                                                     7,582,983        5,349,433
------------------------------------------------------------------- --------------- ----------------
Property and equipment, net                                                479,819          638,143
Goodwill                                                                   301,793          276,794
Other assets                                                               116,996           63,600
Net assets of discontinued operations - assets held for sale                    --          969,292
------------------------------------------------------------------- --------------- ----------------
                                                                         8,481,591        7,297,262
------------------------------------------------------------------- --------------- ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT
Bank overdraft                                                             678,914          908,432
Bank indebtedness                                                        4,288,669        3,935,166
Accounts payable and accrued liabilities                                 7,091,282        5,469,224
Accrued interest payable                                                 1,283,489        1,347,220
Deferred revenue                                                           160,122          297,243
S-term advances                                                            252,192          312,191
Current portion, long-term debt                                          1,233,270        1,305,301
Payable on acquisition                                                   4,852,976        4,852,976
Loan payable, related party                                              1,532,399        1,020,000
Mortgages of buildings held for sale                                       327,083        1,114,583
Convertible debt                                                         7,837,383        7,978,676
------------------------------------------------------------------- --------------- ----------------
TOTAL CURRENT LIABILITIES                                               29,537,779       28,541,012
------------------------------------------------------------------- --------------- ----------------
Long-term debt, net of current portion                                     109,726          113,392
Liabilities of discontinued operations                                          --        1,546,454
------------------------------------------------------------------- --------------- ----------------
TOTAL LIABILITIES                                                       29,647,505       30,200,858
------------------------------------------------------------------- --------------- ----------------

SHAREHOLDERS' EQUITY (DEFICIT)
  PREFERRED SERIES B SHARES: 454,545 SHARES [August 2003 -                   7,294            7,294
454,545]

COMMON STOCK
    14,295,410 common shares [August 2003 - 10,504,913]                    959,754          733,997
    Additional paid in capital                                          26,614,448       26,655,538
    Accumulated other comprehensive income                               1,348,378        1,150,558
    Accumulated deficit                                                (50,095,788)     (51,450,983)
------------------------------------------------------------------- --------------- ----------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                   (21,165,914)     (22,903,596)
------------------------------------------------------------------- --------------- ----------------
                                                                         8,481,591        7,297,262
------------------------------------------------------------------- --------------- ----------------

  The accompanying notes are an integral part of these consolidated financial statements

                          CHELL GROUP CORPORATION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                   (EXPRESSED IN CANADIAN DOLLARS - UNAUDITED)

---------------------------------------------------- -------------------------------- -------------------------------
                                                       THREE MONTHS ENDED FEBRUARY    SIX MONTHS ENDED  FEBRUARY
                                                         2004            2003             2004            2003
                                                          $                $               $               $
---------------------------------------------------- ------------- ------------------ ------------- -----------------
REVENUE
Product sales                                           4,883,305         10,127,182    12,839,007        15,733,110
Service sales                                             661,252            528,449     1,249,665         1,006,514
---------------------------------------------------- ------------- ------------------ ------------- -----------------
                                                        5,544,557         10,655,631    14,088,672        16,739,624
---------------------------------------------------- ------------- ------------------ ------------- -----------------

COST OF SALES
Product sales                                           3,854,160         9,468,0310    10,318,763        14,688,497
Service sales                                              65,458             63,708       294,217           122,617
---------------------------------------------------- ------------- ------------------ ------------- -----------------
                                                        3,919,618          9,531,738    10,612,980        14,811,114
---------------------------------------------------- ------------- ------------------ ------------- -----------------
GROSS PROFIT                                            1,624,939          1,123,893     3,474,692         1,928,510

OPERATING EXPENSES
Selling, general and administrative expenses            2,165,411          2,269,935     4,225,026         4,262,113
Depreciation and amortization                              92,405            314,445       282,278           625,932
---------------------------------------------------- ------------- ------------------ ------------- -----------------
                                                        2,257,816          2,584,380     4,507,304         4,888,045
---------------------------------------------------- ------------- ------------------ ------------- -----------------
LOSS FROM OPERATIONS                                     (632,877)        (1,460,487)   (1,031,612)       (2,959,536)

Interest expense                                          275,927            627,069       618,213         1,216,769
Gain on short-term investments                           (322,740)                --      (322,740)               --
(Gain) loss on disposal of investments/property          (104,552)                --      (104,552)          248,586
---------------------------------------------------- ------------- ------------------ ------------- -----------------
Loss before provision for income taxes                   (481,512)        (2,087,556)   (1,222,533)       (4,424,891)
Provision for income taxes                                     --            (20,477)           --           (18,195)
---------------------------------------------------- ------------- ------------------ ------------- -----------------
LOSS FROM CONTINUING OPERATIONS                          (481,512)        (2,067,079)   (1,222,533)       (4,406,696)
---------------------------------------------------- ------------- ------------------ ------------- -----------------
 DISCONTINUED OPERATIONS
Gain on sale of subsidiary                              1,759,313                 --     1,759,313                 --
Gain (loss) from discontinued operations (net of
applicable income tax of $0)

                                                          396,363           (338,251)      818,414       (1,020,825)
Gain on disposal on debt                                       --                 --            --        2,051,215
---------------------------------------------------- ------------- ------------------ ------------- -----------------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                2,155,676           (338,251)    2,577,727         1,030,390
---------------------------------------------------- ------------- ------------------ ------------- -----------------

NET INCOME (LOSS)                                       1,674,164         (2,405,330)    1,355,195        (3,376,306)
OTHER COMPREHENSIVE INCOME - FOREIGN CURRENCY
TRANSLATION

                                                         (426,375)           518,080       112,727           122,124
---------------------------------------------------- ------------- ------------------ ------------- -----------------
COMPREHENSIVE LOSS                                      1,247,789         (1,887,250)    1,467,922        (3,254,182)
---------------------------------------------------- ------------- ------------------ ------------- -----------------
INCOME (LOSS) PER SHARE:
Basic and diluted from continuing operations                (0.03)             (0.19)        (0.09)            (0.41)
Basic and diluted from discontinued operations               0.15              (0.03)         0.18              0.10
---------------------------------------------------- ------------- ------------------ ------------- -----------------
Net Income (loss) per share                                  0.12              (0.22)         0.09             (0.31)
---------------------------------------------------- ------------- ------------------ ------------- -----------------
Basic weighted average number of common shares
outstanding

                                                       14,295,410         10,795,410    14,256,736        10,718,504
Diluted weighted average number of common shares
outstanding

                                                       14,295,410         10,795,410    14,256,736        10,718,504
---------------------------------------------------- ------------- ------------------ ------------- -----------------

  The accompanying notes form an integral part of these consolidated financial statements.

                             CHELL GROUP CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                   (EXPRESSED IN CANADIAN DOLLARS - UNAUDITED)

------------------------------ --------------------------------------- ------------------ -------------------
                                                                             2003                2002
                                                                                           (restated - Note 6)
                                                                               $                  $
------------------------------ --------------------------------------- ------------------ -------------------
OPERATING ACTIVITIES
Net Income (loss) for the period from continuing operations                    1,355,195         (3,376,306)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Gain on sale of subsidiary                                               (1,759,314)                 --
     Investment gain                                                            (322,740)                 --
     (Gain) loss on disposal/sale of capital assets                             (104,552)            248,587
     Depreciation and amortization                                               286,643           2,193,456
     Interest cost from amortization of discount                                  62,923             533,804
     Gain on settlement of debt                                                       --          (2,051,215)
     Bad debt allowance                                                          150,812             117,240
     Due from stockholder                                                             --             227,365
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, trade                       (1,188,084)          (1,427,214)
     Decrease (increase) in inventory                                             79,827             (80,925)
     Decrease (increase) in prepaid expenses                                      87,220             (30,062)
     Decrease (increase) in other assets                                         (53,396)            129,608
     Increase (decrease) in accounts payable and accrued liabilities           1,992,117           3,224,191
     Increase (decrease) in accrued interest payable                             (63,731)            565,450
     Increase (decrease) in deferred revenue                                    (137,121)           (347,297)
     Increase (decrease) in income taxes payable                                 (25,617)             53,471
---------------------------------------------------------------------- -------- ---------- -------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  360,182             (19,847)
---------------------------------------------------------------------- ------------------ -------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                              (101,413)           (115,031)
Proceeds from disposal of property and equipment                                 750,308             265,289
Etelligent payment                                                               (25,000)                 --
---------------------------------------------------------------------- ------------------ -------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  623,895             150,258
---------------------------------------------------------------------- ------------------ -------------------

FINANCING ACTIVITIES
Bank Indebtedness                                                                353,503             232,111
Net borrowings on line of credit                                                (229,518)           (616,646)
Borrowings from related parties                                                  512,399             250,000
Borrowing from Logicorp shareholders                                                  --             401,068
Payments to Logicorp shareholders                                                (65,649)                 --
Repayment of notes and loans payable                                            (857,548)           (506,626)
---------------------------------------------------------------------- ------------------ -------------------
CASH USED IN FINANCING ACTIVITIES                                               (286,813)           (240,093)
---------------------------------------------------------------------- ------------------ -------------------
---------------------------------------------------------------------- ------------------ -------------------

---------------------------------------------------------------------- ------------------ -------------------
---------------------------------------------------------------------- ------------------ -------------------
EFFECTS OF FOREIGN EXCHANGE                                                       (6,396)           (311,396)
---------------------------------------------------------------------- ------------------ -------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE                  690,868            (421,078)
PERIOD FROM CONTINUING OPERATIONS

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE                 (272,540)            355,338
PERIOD FROM DISCONTINUE OPERATIONS

Cash and cash equivalents, beginning of period                                   327,685             107,258
---------------------------------------------------------------------- ------------------ -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         746,013              41,518
---------------------------------------------------------------------- ------------------ -------------------

Income taxes paid                                                                     --                  --
Interest paid                                                                    253,192             349,835

  The accompanying notes are an integral part of these consolidated financial statements.

    CHELL GROUP CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28,
                                2003 (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Chell Group Corporation (the "Company") (Commission No. 0-18066), filed with the Securities and Exchange Commission on May 13, 2004. The results of operations for the three and six months ended February 29, 2004 are not necessarily indicative of the results for the full fiscal year ending August 31, 2003.

NOTE 2.  GENERAL

         The financial statements of the Company for the three and six months ended February 29, 2004 (the "2004 Second Fiscal Quarter" and "2004 First Fiscal Half"), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., and 3484751 Canada Inc. The financial statements also include CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp" and Logicorp's wholly-owned subsidiary eTelligent Solutions Inc. ("eTelligent). Discontinued operations consist of NTN Interactive Network Inc. ("NTNIN") which was sold on December 15, 2003 and GalaVu Entertainment Network Inc. ("GalaVu") which was sold on April 25, 2003. Effective August 8, 2004, the Company's previously wholly-owned subsidiaries, Logicorp Data Systems Inc., and Logicorp Service Group Inc. (together, "Logicorp") issued common shares to NewMarket Technologies, a publicly-traded company for US$2.1 million, such that NewMarket holds 51% of the outstanding equity securities of Logicorp. In exchange for 51% of these subsidiaries, NewMarket will pay $1.1 million in cash and $1.0 million will be paid to Logicorp according to the terms of a $1.0 million, 24-month promissory note.

         The financial statements of the Company for the three and six months ended February 28, 2003 (the "2003 Second Fiscal Quarter" and "2003 First Fiscal Half"), include the operations of the Company's wholly-owned subsidiaries CMCG, Chell.com (USA) and 3484751 Canada Inc. The financial statements also include CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp". Discontinued operations consist of NTNIN (sold December 15, 2003), GalaVu (sold April 25, 2003.

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

NOTE 4 - SEGMENT INFORMATION (UNAUDITED)

The following describes the performance by segment for the three and six months ended February, 2004 and 2003:

------------------------------------- -------------------------- ---- ---------------------------
                                        FOR THE THREE MONTHS           For the Six Months Ended
                                           ENDED FEBRUARY                      February
                                         2004          2003               2004          2003
                                           $            $                   $             $
------------------------------------- ------------ ------------- ---- -------------- ------------
EXTERNAL REVENUE
  Systems Integration                   5,544,557    10,655,631          14,088,672   16,739,624
------------------------------------- ------------ ------------- ---- -------------- ------------
                                        5,544,557    10,655,631          14,088,672   16,739,624
------------------------------------- ------------ ------------- ---- -------------- ------------

OPERATING PROFIT (LOSS)
  Systems Integration                    (179,205)     (310,094)           (336,746)    (359,790)
  Corporate                              (453,672)   (1,770,582)           (694,866)  (2,599,745)
------------------------------------- ------------ ------------- ---- -------------- ------------
                                         (632,877)   (1,460,488)         (1,031,612)  (2,959,536)
------------------------------------- ------------ ------------- ---- -------------- ------------

NET INCOME (LOSS)
  Systems Integration                    (281,714)     (808,869)           (532,879)  (1,936,803)
  Corporate                              (199,798)   (1,258,210)           (689,653)  (2,469,888)
   Discontinued operations              2,155,676      (338,251)          2,577,727    1,030,390
------------------------------------- ------------ ------------- ---- -------------- ------------
                                        1,674,164    (2,405,330)          1,355,195   (3,376,306)
------------------------------------- ------------ ------------- ---- -------------- ------------

------------------------------------- ------------ ------------- ---- -------------- ------------
                                                                                As at
                                                                      FEBRUARY 29,    February
                                                                          2004        28, 2003
                                                                            $             $
------------------------------------- ------------ ------------- ---- -------------- ------------
TOTAL ASSETS
  Systems Integration                                                     5,955,522    7,901,376
  Corporate                                                               2,526,069    1,609,910
   Discontinued operations                                                       --    2,566,999
------------------------------------- ------------ ------------- ---- -------------- ------------
                                                                          8,481,591   12,078,285
------------------------------------- ------------ ------------- ---- -------------- ------------

NOTE 5. EARNINGS PER SHARE

         Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended February 29, 2004 and February 28, 2003:

------------------------------------------------------- ------------------------- --- ---------------------------
                                                          For the Three Months         For the Six Months Ended
                                                           Ended February 28                 February 28
                                                            2004         2003             2004          2003
                                                              $            $                $             $
------------------------------------------------------- ------------- ----------- --- -------------- ------------
NUMERATOR:
Net loss (numerator for basic and diluted loss per
share) from continuing operations

                                                            (481,512) (2,067,079)        (1,222,533)   (4,406,696)
Net loss (numerator for basic and diluted loss per
share) from discontinued operations                        2,155,676    (338,251)        (2,577,727)    1,030,390
------------------------------------------------------- ------------- ----------- --- -------------- ------------
Net loss (numerator for basic and diluted loss per
share)                                                     1,674,164  (2,405,330)         1,355,195    (3,376,306)
======================================================= ============= =========== === ============== ============

DENOMINATOR FOR BASIC AND DILUTED LOSS PER SHARE -
adjusted weighted average number of shares and
assumed conversions                                       14,295,410  10,785,410         14,256,736   10,718,504
======================================================= ============= =========== === ============== ============

Basic and diluted loss per share from continuing
operations                                                     (0.03)      (0.19)             (0.09)       (0.41)
Basic and diluted loss per share from discontinued
operations                                                      0.15       (0.03)              0.18         0.10
------------------------------------------------------- ------------- ----------- --- -------------- ------------
Net Income (loss) per share                                     0.12       (0.22)              0.09        (0.31)
======================================================= ============= =========== === ============== ============

NOTE 6. GAIN ON SALE OF PROPERTY/ASSETS

GAIN ON DISPOSAL OF PROPERTY

         On December 19, 2003, we sold an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 12,500 square foot, one story building. The transaction is outlined below:

                  --------------------------------- ------------
                                                          $
                  --------------------------------- ------------
                  Proceeds                             $730,000
                  NBV of Building and Land              576,016
                  Commission                             43,866
                  Release costs                           5,566
                  --------------------------------- ------------
                  Gain from sale of Property           $104,552
                  --------------------------------- ------------

GAIN ON SALE OF SUBSIDIARY

       Effective the 15th day of December, 2003, the Company sold to NTN Communications, Inc. (Amex: NTN) the assets and certain liabilities of NTN Interactive Network, Inc. The Company sold NTN Interactive Network's assets for approximately US$1.55 million. The consideration was composed of US$250,000 in cash, USD$650,000 in shares of unregistered NTN common stock (approximately 238,000 shares valued at the closing market price on the date of sale which was $2.73 per share). The Company intends to hold the shares of NTN for an indeterminate period of time, no less than the required time for Rule 144 restrictions to be removed. The remainder of the purchase price was based upon the application of unpaid licensing payables (approximating US$650,000) owed to NTN Communications, Inc., at the closing of the transaction.

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

         Details of the transaction are detailed below:

               ---------------------------------- ------------
                                                        $
               ---------------------------------- ------------
               Proceeds
                  Shares                             $853,125
                  Loan receivable                     328,125
               Assets sold                           (953,267)
               Liabilities assumed                  1,531,330
               ---------------------------------- ------------
               Gain from sale of subsidiary        $1,759,313
               ---------------------------------- ------------

NOTE 7. SUBSEQUENT EVENTS

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

         The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003 and with the Company's unaudited consolidated interim financial statements as of February 29, 2004 and for the three and six month periods ended February 29, 2004 and 2002 contained herein.

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

       As of February 29, 2004, we had a working capital deficit of $21,954,796 and an accumulated deficit of $50,095,788. We generated revenues of $14,088,672 for the 2004 First Fiscal Half and incurred a net income of $1,355,195. In addition, during the 2003 Fiscal Year, net cash provided by operating activities was $360,182.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2003.

         The Company's total revenues for the 2003 First Fiscal Quarter were $5,544,557, compared to $10,655,631 for the 2003 Second Fiscal Quarter, a decrease of $5,111,074 or 48.0%. Logicorp experience extreme decreased sales orders for the quarter.

         Total cost of sales for the 2004 Second Fiscal Quarter were $3,919,618 compared to $9,531,738 for the 2003 Second Fiscal Quarter, a decrease of $5,612,120 or 58.9%. The decrease results from decreased costs associated with our service sales.

         Total selling, general and administrative expenses for the 2004 Second Fiscal Quarter were $2,165,411, compared to $2,269,935 for the 2003 Second Fiscal Quarter, a decrease of $104,524 or 4.6%. The decrease can be attributed to decreased staffing costs in Logicorp and Corporate. As a percentage of total revenue these costs increased to 39.1% from 21.3% in the 2003 Second Fiscal Quarter.

         Interest and bank charges for the 2004 Second Fiscal Quarter were $275,927, compared to $627,069 for the 2003 Second Fiscal Quarter, a decrease of $351,141 or 56%. The decrease results from the discount on the convertible debt being fully amortized. The amortization of the discount for the 2003 Second Fiscal Quarter was $260,322. As a percentage of total revenue these costs decreased to 1.7% from 23.0% in the 2003 Second Fiscal Quarter.

         There was a $322,740 gain on short-term investments resulting from an increase in the share of the shares being held. The shares were the 238,000 shares of NTN Communications Inc. (Amex:NTN) received from the sale of Interactive's assets. There is no similar transaction in the 2003 Second Fiscal Quarter as the transaction was effective December 15, 2003.

         There was a $104,552 gain on the disposal of property. This gain resulted from the sale of an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 12,500 square foot, one story building. On December 19, 2003, we sold this land and building to an unrelated third party for $730,000.

         There was no recovery of or provision for income taxes recorded in the 2004 Second Fiscal Quarter compared with a $20,477 recovery of income taxes for the 2003 Second Fiscal Quarter. As the tax provision is based upon the individual companies' taxable income, a minimal provision was incurred, as not all the companies are in a taxable position. There are no deferred tax assets recorded by the Company.

         As a result of all of the above, the net loss from continuing operations for the 2004 Second Fiscal Quarter was $481,512, compared to net loss of $2,067,079 for the 2003 Second Fiscal Quarter, a decrease of $1,585,567. This loss was primarily the result of increase to the gross margin percentage (29% from 10%), decreased interest costs ($351,142), selling general and administrative costs ($104,524), gains from short-term investments ($322,740), gains from sale of property ($104,552) and decreased depreciation.

         The gain from discontinued operations for the 2004 Second Fiscal Quarter was $2,155,676, compared to net loss of $338,251 for the 2003 Second Fiscal Quarter, an improvement of $2,493,927. In addition, GalaVu was sold in April 2003 and thus there is no loss ($477,142 for the 2003 Second Fiscal Quarter) associated with this discontinued subsidiary for the 2004 First Fiscal Quarter. The discontinued subsidiary of NTN experienced a net income of $396,363 for the 2004 First Fiscal Quarter, compared to a gain of $140,158 for the 2003 Second Fiscal Quarter. There was a gain of $1,759,313 resulting from the sale on NTN's assets to NTN Communications.

         As a result of all of the above, the net income for the 2004 Second Fiscal Quarter was $1,674,164, compared to net loss of $2,405,330 for the 2003 Second Fiscal Quarter, a decrease of $4,079,494. The 2004 Second Fiscal Quarter reduced loss resulted primarily from improvements from discontinued operations ($2,493,927), gains from short-term investments ($322,740) and disposal of property ($104,522) and decreased interest costs ($351,142).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2003.

         The Company's total revenues for the 2004 First Fiscal Half are $14,088,672, compared to $16,739,624 for the 2003 First Fiscal Half, a decrease of $2,650,952 or 15.8%. Logicorp has experienced decreased sales levels.

         Total cost of sales for the 2004 First Fiscal Half were $10,612,980 compared to $14,811,114 for the 2003 First Fiscal Half, a decrease of $4,198,134 or 28.3%. Logicorp has experienced decreased sales, but is experiencing sales of higher margin products.

         Total selling, general and administrative expenses for the 2004 First Fiscal Half were $4,225,026, compared to $4,262,113 for the 2003 First Fiscal Half, a decrease of $37,087 or 9.0%. There are decreased staffing levels that are resulting in decreased costs.

         Interest and bank charges for the 2004 First Fiscal Half were $618,213, compared to $1,216,769 for the 2003 First Fiscal Half, a decrease of $598,556 or 49.2%. The decrease results from the discount on the convertible debt being fully amortized. The amortization of the discount for the 2003 First Fiscal Half was $520,645. As a percentage of total revenue these costs decreased to 4.4% from 7.3% in the 2003 Second Fiscal Quarter.

         There was a $322,740 gain on short-term investments resulting from an increase in the share of the shares being held. The shares were the 238,000 shares of NTN Communications Inc. (Amex:NTN) received from the sale of Interactive's assets. There is no similar transaction in the 2003 Second Fiscal Quarter as the transaction was effective December 15, 2003.

         There was a $104,552 gain on the disposal of property. This gain resulted from the sale of an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 12,500 square foot, one story building. On December 19, 2003, we sold this land and building to an unrelated third party for $730,000.

         There was no recovery of income taxes recorded in the 2004 First Fiscal Half compared with $18,195 provision for income taxes for the 2003 First Fiscal Half. As the tax provision is based upon the individual companies' taxable income, a minimal provision was incurred, as not all the companies are in a taxable position. There are no deferred tax assets recorded by the Company.

         As a result of all of the above, the net loss from continuing operations for the 2004 First Fiscal Half was $1,222,533, compared to net loss of $4,406,696 for the 2003 First Fiscal Half, an increase of $3,184,163. Even though Logicorp experience decreased sales, the sales were at a higher profit margin, thus resulting in less of a loss.

         The gain from discontinued operations for the 2004 First Fiscal Half was $2,577,727, compared to net gain of $1,030,390 for the 2003 First Fiscal Half, an increase of $1,547,337. This gain was primarily the result of net income from discontinued operations of $818,414 compared to loss of $1,020,825 an increase of $1,839,239.

         As a result of all of the above, the net income for the 2004 First Fiscal Half was $1,355,195, compared to net loss of $3,376,306 for the 2003 First Fiscal Half, a decrease of $4,731,501.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficit changed from $23,191,579 at August 31, 2003 to $21,954,796 at February 29, 2004, a decrease of $1,236,783.

         For the 2004 First Fiscal Half, the Company had a net increase of cash of $690,868 compared to a net decrease of $421,078 in the 2003 First Fiscal Half.

         Cash provided by operating activities for the 2004 First Fiscal Half was $360,182, compared to $19,847 used in operating activities in the 2003 First Fiscal Half. In 2003, the major item that contributed to cash being provided by operating activities was the increase in accounts payable and accrued liabilities of $1,992,117. The major items that contributed to cash being used in operating activities were net income with non-cash expenses added back of $331,033 and the increase in accounts receivable of $1,188,084. In 2003, the major item that contributed to cash being used in operating activities was the net loss with non-cash expenses added back of $2,107,069, the increase in accounts receivable of $1,427,214, the increase in deferred revenue of $347,297. The major sources of cash provided by operating activities included increases in accounts payable and accrued liabilities of $3,224,191 and the increase in accrued interest payable of $565,450.

         Cash provided by investing activities in the 2004 First Fiscal Half was $623,895 compared to the $150,258 provided by investing activities in the 2003 First Fiscal Half, an increase of $473,637. The increase was primarily the result of the sale of one of the properties owned by the company. In addition the Company paid a $25,000 purchase amount for Etelligent meeting requirements in purchase agreement.

         Cash used in financing activities in the 2004 First Fiscal Half was $286,813, compared to the $240,093 used in the 2003 First Fiscal Half

         Our business plan for 2004 contemplates obtaining additional working capital through refinancing or restructuring of our existing loan agreements, reducing operating overhead (which has already begun through workforce consolidation), and the possible sale of some of our existing subsidiaries. Our management is of the opinion that they will be able to obtain enough working capital and that together with funds provided by operations, there will be sufficient working capital for the Company's requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION

         The rate of inflation has had little impact on the Company's operations or financial position during the six months ended February 29, 2004 and February 28, 2003 and inflation is not expected to have a significant impact on the Company's operations or financial position during the 2003 Fiscal Year.

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

         As of February 29, 2004, the Company had outstanding indebtedness of approximately $5.3 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the six months ended February 29, 2004 in the devaluation of the Cdn/US dollar exchange rate would be approximately $530,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(3) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

None.

ITEM 6. EXHIBITS

(a)       Exhibits

         The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:

    Exhibit
    Number                                    Description of Exhibit                                  Location
-------------       -------------------------------------------------------------------------      -------------
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

                                                                                                   +1, Exh. 10.4
        10.11       Employment Agreement dated as of August 31, 1994, between NTN Interactive
                    Network Inc. and Peter Rona

    Exhibit
    Number                                    Description of Exhibit                                  Location
-------------       -------------------------------------------------------------------------      -------------

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
                    Ltd................................................................              +7, Exhibit 2.1

    Exhibit
    Number                                    Description of Exhibit                                  Location
-------------       -------------------------------------------------------------------------      -------------
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

        31.1      Certification of the Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

        31.2      Certification of the Chief Financial Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

        32.1      Certification of the Chief Executive Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

        32.2      Certification of the Chief Financial Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

----------------

+1 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Current Report on Form 8-K (Date of
      Report: October 2, 1996) (File No. 0-18066), filed on = October 17, 1996.

+2 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Annual Report on Form 10-K of NTN Communications, Inc., for its fiscal year ended December 31, 1990) (File No. 2-91761-C), filed on April 1, 1991.

+3 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Current Report on Form 8-K (Date of
      Report: October 4, 1994) (File No. 0-18066), filed on = October 18, 1994.

+4 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Annual Report on Form 10-K (Date of
      Report: November 27, 1996) (File No. 0-18066), filed on = December 16,
      1996.

+5 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's 8-K (Date of Report: September 13, 1997) (File No. 0-18066), filed on December 16, 1996. =

+6 All Exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Definitive Proxy Statement on Form 14A of the Registrant (File No. 000-18066), filed with the Securities and Exchange Commission on August 8, 2000.

+7 All Exhibits so indicated are incorporated herein by reference to the exhibit number listed above in the Company's Current Report on Form 8-K (Date of Report: December 13, 2001) (File No. 0-18066), filed on December 28, 2001.

++ Filed electronically pursuant to Item 401 of Regulation S-T.

Exhibit 21. List of Subsidiaries of Chell Group Corporation as at February 29,
            2004

Name of Subsidiary(1)                                                                 Jurisdiction of Incorporation
------------------------------------------------------------------                    -----------------------------
Chell Merchant Capital Group, Inc...........................................................................Ontario

Logicorp Data Systems Ltd. (2) .............................................................................Alberta

Logicorp Service Group Ltd. (2) ............................................................................Alberta

123557 Alberta Ltd. (2) ....................................................................................Alberta

591360 Alberta Ltd. (2) ....................................................................................Alberta

eTelligent Solutions Inc. (3) ..............................................................................Alberta

HBA Holdings Inc. (formerly known as NTN Interactive Network Inc)...........................................Canada

1113659 Ontario Ltd. ("Viewer Services) (4).................................................................Ontario

3484751 Canada Inc..........................................................................................Canada

Chell.com (USA) Ltd.........................................................................................Nevada

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

                                                    CHELL GROUP CORPORATION


                                                     By /s/ David Bolink
Dated: November 30, 2004                                ------------------------
                                                            DAVID BOLINK
                                                         CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                     By /s/ David Bolink
Dated: November 30, 2004                                ------------------------
                                                            DAVID BOLINK
                                                         CHIEF EXECUTIVE OFFICER


                                                     By /s/ David Bolink
Dated: November 30, 2004                                ------------------------
                                                            DAVID BOLINK
                                                        CHIEF ACCOUNTING OFFICER