Form 10-Q
period 2004-05-31
CHELL GROUP CORP
filed 2004-12-01
CIK 797313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

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

   (ADDRESS OF REGISTRANT'S PRINCIPAL               (ZIP CODE)
            EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (416) 675-0874

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

                             CHELL GROUP CORPORATION

                                AND SUBSIDIARIES

                                      INDEX

                                                                                                 PAGE

                         PART I - FINANCIAL INFORMATION

          Financial Statements
ITEM 1.   Consolidated Balance Sheets as of May 31, 2004 (Unaudited) and August
          31, 2003                                                                                 3

          Consolidated Statements of Operations for the three and
          nine months ended May 31, 2004 and 2003 (Unaudited)                                      4

          Consolidated Statements of Cash Flows for the nine months ended May 31, 2004 and
          2003 (Unaudited)                                                                         5

          Notes to Unaudited Consolidated Financial Statements 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations   11

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                              16

ITEM 4.   Controls and Procedures                                                                 17

                                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                       18

ITEM 2.   Changes in Securities and Use of Proceeds                                               18

ITEM 3.   Defaults upon Senior Securities                                                         18

ITEM 4.   Submissions of Submissions of Matters to a Vote of Security Holders                     18

ITEM 5.   Other Information                                                                       18

ITEM 6. Exhibits and Reports on Form 8-K                                                          18

      Signatures                                                                                  22

ITEM 1. FINANCIAL STATEMENTS

                             CHELL GROUP CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                         (EXPRESSED IN CANADIAN DOLLARS)

-----------------------------------------------------------------------------------------------
                                                                      MAY 31, 2004   August 31,
                                                                                        2003
                                                                       UNAUDITED
                                                                           $             $
-----------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                143,550        327,685
Short-term investments                                                   973,468             --
Accounts receivable, trade - net of allowance for doubtful
         accounts of $575,278 and $356,195, respectively               2,323,511      3,560,286
Inventory                                                                234,218        208,340
Prepaid expenses                                                          41,782         76,077
Buildings held for sale                                                       --      1,177,045
-----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   3,716,529      5,349,433
-----------------------------------------------------------------------------------------------
Property and equipment, net                                              399,977        638,143
Goodwill                                                                 326,793        276,794
Investments in BPS                                                       225,770             --
Other assets                                                             116,996         63,600
Net assets of discontinued operations - assets held for sale                  --        969,292
-----------------------------------------------------------------------------------------------
                                                                       4,786,064      7,297,262
-----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT

Bank overdraft                                                           324,461        908,432
Bank indebtedness                                                      4,232,213      3,935,166
Accounts payable and accrued liabilities                               4,777,717      5,469,224
Income taxes payable                                                      46,569             --
Accrued interest payable                                               1,408,586      1,347,220
Deferred revenue                                                         599,152        297,243
S-term advances                                                          202,000        312,191
Current portion, long-term debt                                        1,144,661      1,305,301
Payable on acquisition                                                 4,852,976      4,852,976
Loan payable, related party                                            1,362,399      1,020,000
Mortgages of buildings held for sale                                          --      1,114,583
Convertible debt                                                       8,002,313      7,978,676
-----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             26,953,047     28,541,012
-----------------------------------------------------------------------------------------------
Long-term debt, net of current portion                                    90,509        113,392
Liabilities of discontinued operations                                        --      1,546,454
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     27,043,556     30,200,858
-----------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

 PREFERRED SERIES B SHARES: 454,545 SHARES [August 2003 - 454,545]         7,294          7,294
COMMON STOCK

   14,295,410 common shares [August 2003 - 10,504,913]                   959,754        733,997
   Additional paid in capital                                         26,614,448     26,655,538
   Accumulated other comprehensive income                              1,126,895      1,150,558
   Accumulated deficit                                               (50,965,883)   (51,450,983)
-----------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 (22,257,492)   (22,903,596)
-----------------------------------------------------------------------------------------------
                                                                       4,786,063      7,297,262
-----------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          CHELL GROUP CORPORATION INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003

                   (EXPRESSED IN CANADIAN DOLLARS - UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                          3 MONTHS ENDED MAY 31           9 MONTHS ENDED MAY 31
                                                         2004            2003             2004            2003
                                                          $                $               $               $
---------------------------------------------------------------------------------------------------------------
REVENUE
Product sales                                            3,145,457     10,581,232     15,984,465     26,314,342
Service sales                                            1,152,678        701,102      2,402,343      1,707,616
---------------------------------------------------------------------------------------------------------------
                                                         4,298,135     11,282,334     18,386,808     28,021,958
---------------------------------------------------------------------------------------------------------------

COST OF SALES

Product sales                                            2,767,976      9,720,280     13,086,739     24,408,777
Service sales                                               64,277         74,090        358,494        196,707
---------------------------------------------------------------------------------------------------------------
                                                         2,832,253      9,794,370     13,445,233     24,605,484
---------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                             1,465,882      1,487,964      4,941,575      3,416,474

OPERATING EXPENSES

Selling, general and administrative expenses             1,717,819      2,166,544      5,942,844      6,428,657
Depreciation and amortization                               95,783        313,460        378,062        939,392
---------------------------------------------------------------------------------------------------------------
                                                         1,813,602      2,480,004      6,320,906      7,368,049
---------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                      (347,720)      (992,040)    (1,379,331)    (3,951,575)

Interest expense                                           396,435        618,832      1,014,648      1,835,601
(Gain) loss on short-term investments                      202,398             --       (120,343)            --
(Gain) loss on disposal of investments/property            (76,458)            --       (181,010)       248,587
---------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                    (870,095)    (1,610,872)    (2,092,626)    (6,035,763)
Provision for income taxes                                      --         19,500             --          1,305
---------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                           (870,095)    (1,630,372)    (2,092,626)    (6,037,068)
---------------------------------------------------------------------------------------------------------------
 DISCONTINUED OPERATIONS

(Gain) loss on sale of subsidiary                               --       (829,196)     1,759,312       (829,196)
(Loss) Gain from discontinued operations (net of
applicable income tax of $0)                                    --        436,567        818,414       (584,258)
Gain on disposal on debt                                        --             --             --      2,051,215
---------------------------------------------------------------------------------------------------------------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS                        --       (392,629)     2,577,726        637,761
---------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         (870,095)    (2,023,001)       485,100     (5,399,307)
OTHER COMPREHENSIVE INCOME - FOREIGN CURRENCY

TRANSLATION                                               (136,390)       881,780        (23,663)     1,003,904
---------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                             (1,006,485)    (1,141,221)       461,437     (4,395,403)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE:

Basic and diluted from continuing operations                 (0.06)         (0.15)         (0.15)         (0.56)
Basic and diluted from discontinued operations                  --          (0.04)          0.18           0.06
VNet income (loss) per share                                 (0.06)         (0.19)          0.03          (0.50)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Basic weighted average number of common shares
outstanding                                             14,218,487     10,744,234     14,269,863     10,744,234
Diluted weighted average number of common shares
outstanding                                             14,218,487     10,744,234     14,269,863     10,744,234
---------------------------------------------------------------------------------------------------------------

              The accompanying notes form an integral part of these
                       consolidated financial statements.

                             CHELL GROUP CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003

                   (EXPRESSED IN CANADIAN DOLLARS - UNAUDITED)

------------------------------------------------------------------------------------------------
                                                                         2004           2003
                                                                           $             $
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income (loss) for the period                                          485,100    (5,399,307)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     (Gain) loss on sale of subsidiary                                 (1,759,314)      829,196
     Investment gain                                                     (120,343)           --
     (Gain) loss on disposal/sale of capital assets                      (181,010)      248,587
     Depreciation and amortization                                        378,062     2,694,171
     Bad debt allowance                                                   219,083       175,860
     Interest cost from amortization of discount                           62,923       752,713
     Gain on settlement of debt                                                --    (2,051,215)
     Due from stockholder                                                      --       227,365
Changes in assets and liabilities:
     Decrease (increase) in short-term investments
     Decrease (increase) in accounts receivable, trade                  1,345,675        34,543
     Decrease (increase) in inventory                                     (25,878)         (803)
     Decrease (increase) in prepaid expenses                               67,502       (21,715)
     Decrease (increase) in other assets                                  (53,396)       94,091
     Increase (decrease) in accounts payable and accrued liabilities      240,743     2,406,141
     Increase (decrease) in accrued interest payable                      (63,731)      774,712
     Increase (decrease) in income taxes payable                          (25,662)       73,155
     Increase (decrease) in deferred revenue                             (137,121)     (377,031)
------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                     432,633       460,463
------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Purchase of property and equipment                                       (112,990)     (202,327)
Proceeds from disposal of property and equipment                        1,460,308       264,759
Investment on BPS                                                        (225,770)           --
eTelligent payment                                                        (50,000)           --
Proceeds from the sale of GalaVu                                               --       176,003
------------------------------------------------------------------------------------------------
CASH PROVIDED BY INVESTING ACTIVITIES                                   1,071,548       238,435
------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Bank Indebtedness                                                         297,047       167,628
Net borrowings on line of credit                                         (583,971)     (716,994)
Borrowings from related parties                                           184,379       400,000
Payments to Logicorp shareholders                                         (65,649)     (148,655)
Borrowings from Logicorp shareholders                                          --       303,603
Repayment of notes and loans payable                                   (1,184,632)     (577,460)
------------------------------------------------------------------------------------------------
CASH USED IN FINANCING ACTIVITIES                                      (1,352,826)     (571,878)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
EFFECTS OF FOREIGN EXCHANGE                                               (62,950)      (46,010)
------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD FROM           88,405        81,010
CONTINUING OPERATIONS

NET INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD FROM         (272,540)     (156,728)
DISCONTINUE OPERATIONS

Cash and cash equivalents, beginning of period                            327,685       107,258
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  143,550        31,540
------------------------------------------------------------------------------------------------

Income taxes paid                                                              --            --
Interest paid                                                             482,700       557,752

The accompanying notes are an integral part of these consolidated financial statements.

                             CHELL GROUP CORPORATION

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K of Chell Group Corporation (the "Company") (Commission No.0-18066), filed with the Securities and Exchange Commission on May 13, 2004. The results of operations for the three and nine months ended May 31, 2004 are not necessarily indicative of the results for the full fiscal year ending August 31, 2004.

NOTE 2. GENERAL

      The financial statements of the Company for the three and nine months ended May 31, 2004 (the "2004 Third Fiscal Quarter" and "2004 First Three Fiscal Quarters")), include the operations of the Company's wholly-owned subsidiaries Chell Merchant Capital Group Inc. ("CMCG"), Chell.com (USA) Inc., and 3484751 Canada Inc.. The financial statements also CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp" and Logicorp's wholly-owned subsidiary eTelligent Solutions Inc. ("eTelligent). Discontinued operations consist of NTN Interactive Network Inc. ("NTNIN") which was sold on December 15, 2003 and GalaVu Entertainment Network Inc. ("GalaVu") which was sold April 25, 2003. Effective August 8, 2004, the Company's previously wholly-owned subsidiaries, Logicorp Data Systems Inc., and Logicorp Service Group Inc. (together, "Logicorp") issued common shares to NewMarket Technologies, a publicly-traded company for $2.1 million USD, such that NewMarket holds 51% of the outstanding equity securities of Logicorp. In exchange for 51% of these subsidiaries, NewMarket will pay $1.1 million in cash and $1.0 million will be paid to Logicorp according to the terms of a $1.0 million, 24-month promissory note

      The financial statements of the Company for the three and nine months ended May 31, 2003 (the "2003 Third Fiscal Quarter" and "2003 First Three Fiscal Quarters"), include the operations of the Company's wholly-owned subsidiaries CMCG, Chell.com (USA) and 3484751 Canada Inc.. The financial statements also CMCG's wholly-owned subsidiaries Logicorp Data Systems Ltd. and Logicorp Service Group Ltd., 123557 Alberta Ltd., and 591360 Alberta Ltd., which will be together referred to as "Logicorp". Discontinued operations consist of NTNIN (sold December 15, 2003), GalaVu (sold April 25, 2003).

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

NOTE 4 - SEGMENT INFORMATION (UNAUDITED)

The following describes the performance by segment for the three and nine months ended May, 2004 and 2003:

------------------------------------------------------------------------------------------------
                                        FOR THE THREE MONTHS     For the Nine months Ended May
                                            ENDED MAY 31                      31
                                         2004          2003          2004             2003
                                           $            $              $               $
------------------------------------------------------------------------------------------------
EXTERNAL REVENUE

  Systems Integration                 4,298,135     11,282,334     18,386,808     28,021,958
------------------------------------------------------------------------------------------------
                                      4,298,135     11,282,334     18,386,808     28,021,958
------------------------------------------------------------------------------------------------

OPERATING PROFIT (LOSS)

  Systems Integration                    28,640       (502,837)      (308,106)    (2,207,257)
  Corporate                            (376,360)      (489,203)    (1,071,225)    (1,744,318)
------------------------------------------------------------------------------------------------
                                       (347,720)      (992,040)    (1,379,331)    (3,951,575)
------------------------------------------------------------------------------------------------

NET INCOME (LOSS)

  Systems Integration                  (207,516)      (647,880)      (740,395)    (2,584,688)
  Corporate                            (662,579)      (982,492)    (1,352,232)    (3,452,380)
   Discontinued operations                   --       (392,629)     2,577,727        637,761
------------------------------------------------------------------------------------------------
                                       (870,095)    (2,023,001)       485,100     (5,399,307)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                                            As at
                                                                  MAY 31, 2004   May 31, 2003
                                                                       $              $
------------------------------------------------------------------------------------------------

TOTAL ASSETS

  Systems Integration                                               3,335,078      5,731,433
  Corporate                                                         1,450,986      1,778,127
   Discontinued operations                                                 --        804,598
------------------------------------------------------------------------------------------------
                                                                    4,786,064      8,314,158

------------------------------------------------------------------------------------------------

NOTE 5. EARNINGS PER SHARE

      Earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended May 31, 2004 and May 31, 2003 unaudited.

----------------------------------------------------------------------------------------------------------------
                                                          For the Three Months         For the Nine months
                                                              Ended May 31                Ended May 31
                                                           2004           2003          2004            2003

                                                             $              $             $               $
----------------------------------------------------------------------------------------------------------------
NUMERATOR:

Net loss (numerator for basic and diluted loss per
share) from continuing operations                          (870,095)    (1,630,372)    (2,092,626)    (6,037,068)
Net income (loss) (numerator for basic and diluted
income (loss) per share) from discontinued operations            --       (392,629)     2,577,726        637,761
----------------------------------------------------------------------------------------------------------------
Net income (loss) (numerator for basic and diluted
income (loss) per share)                                   (870,095)    (2,023,001)       485,100     (5,399,307)
================================================================================================================

DENOMINATOR FOR BASIC AND DILUTED INCOME (LOSS) PER
SHARE -adjusted weighted average number of shares and
assumed conversions                                      14,218,487     10,744,234     14,269,863     10,744,234
================================================================================================================

Basic and diluted loss per share from continuing              (0.06)         (0.15)         (0.15)         (0.56)
operations

Basic and diluted income (loss) per share from
discontinued operations                                          --          (0.04)          0.18           0.06
----------------------------------------------------------------------------------------------------------------
Net income (loss) per share                                   (0.06)         (0.19)          0.03          (0.50)
================================================================================================================

NOTE 6. GAIN ON SALE OF PROPERTY/ASSETS

GAIN ON DISPOSAL OF PROPERTY

      On December 19, 2003, we sold an approximately 25,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 12,500 square foot, one story building. We sold this land and building to an unrelated party. The transaction is outlined below:

----------------------------------------------
Proceeds                              $730,000
NBV of Building and Land               576,016
Commission                              43,866
Release costs/legal fees                 5,566
----------------------------------------------
Gain from sale of Property            $104,552
----------------------------------------------

      On March 7, 2004, we sold an approximately 29,000 square foot parcel of land, located at 10 Meteor Drive, Toronto, Ontario, on which stands a 14,000 square foot, two story building. We sold this land and building to an unrelated party. The transaction is outlined below:

----------------------------------------------
Proceeds                              $710,000
NBV of Building and Land               584,985
Commission                              47,557
Legal Fees                               1,000
----------------------------------------------
Gain from sale of Property            $ 76,458
----------------------------------------------

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

      Details of the transaction are detailed below

----------------------------------------------
Proceeds

   Shares                           $  853,125
   Loan receivable                     328,125
Assets sold                          (953,267)
Liabilities assumed                  1,531,330
----------------------------------------------
Gain from sale of subsidiary        $1,759,313
----------------------------------------------

NOTE 7. RESIGNATION OF KEY EXECUTIVE

      Effective April 28, 2004, Stephen McDermott resigned his posts of Chief Executive Officer and Chairman of the Board. David Bolink, current Board Member has been appointed Chief Executive Office and Chairman of the Board

NOTE 8. INVESTMENT IN BROKER PAYMENT SERVICES

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

      Broker Payment Management Inc., which works with Tech Income in distributing the BPS products and services, has been invested in directly by the Company ($495,000 Cdn has been advanced as of June 18, 2004). Chell Group currently (as at October 18, 2004) holds approximately 19% of Broker Payment Management Inc.'s equity shares. The Company expects to account for this under the cost method of accounting.

NOTE 9. SUBSEQUENT EVENTS

[A] LOGICORP ADVANCES

      During 2003, B.O.T.B., an affiliated company, advanced Logicorp Data Systems $820,000. The advance is due on demand and did not carry a stated interest rate. Due to its long-term nature, the Company has imputed interest on the advance at a rate of 9%.

[B] SALE OF LOGICORP

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

      The following discussion addresses the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003 and with the Company's unaudited consolidated interim financial statements as of May 31, 2004 and for the three and nine month periods ended May 31, 2004 and 2002 contained herein.

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

      As of May 31, 2004, we had a working capital deficit of $23,236,518 and an accumulated deficit of $50,965,883. We generated revenues of $11,282,334 for the 2004 First Three Fiscal Quarters and incurred a net income of $485,100. In addition, during the 2004 Fiscal Year, net cash used in operating activities was $432,633.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2004 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2003.

      The Company's total revenues for the 2004 Third Fiscal Quarter were $4,298,135, compared to $11,282,334 for the 2003 Third Fiscal Quarter, a decrease of $6,984,199 or 61.9%. Logicorp experienced a major decrease in its sales levels, due to changes in sales staff, slumping technology market and decreased government expenditures.

      Total cost of sales for the 2004 Third Fiscal Quarter were $2,832,253 compared to $9,794,370 for the 2003 Third Fiscal Quarter, a decrease of $6,962,117 or 71.1%. The decrease results from decreased costs associated with our service sales and changes to product mix.

      Total selling, general and administrative expenses for the 2004 Third Fiscal Quarter were $1,717,819, compared to $2,166,544 for the 2003 Third Fiscal Quarter, a decrease of $448,725 or 20.7%. The decrease can be attributed to decreases in accounting and legal fees and decreased operating costs, main in the area of salaries. As a percentage of total revenue these costs increased to 40.0% from 19.2% in the 2003 Third Fiscal Quarter.

      Interest and bank charges for the 2004 Third Fiscal Quarter were $396,435, compared to $618,832 for the 2003 Third Fiscal Quarter, a decrease of $222,397 or 35.9%. The decrease results from no more amortization of the discount on the convertible debt. As a percentage of total revenue these costs increased to 9.2% from 5.5% in the 2003 Third Fiscal Quarter.

      There was a $202,398 loss on short-term investments resulting from an increase in the share of the shares being held. The shares were the 238,000 shares of NTN Communications Inc. (Amex:NTN) received from the sale of Interactive's assets. There is no similar transaction in the 2003 Third Fiscal Quarter as the transaction was effective December 15, 2003.

      There was a $76,458 gain on the disposal of property. This gain resulted from the sale of an approximately 29,000 square foot parcel of land, located at 14 Meteor Drive in Toronto, Ontario, on which stands a 14,000 square foot, one story building. On March 9, 2004, we sold this land and building to an unrelated third party for $710,000.

      There was no recovery of or provision for income taxes recorded in the 2004 Third Fiscal Quarter compared with a $19,500 provision for income taxes for the 2003 Third Fiscal Quarter. As the tax provision is based upon the individual companies' taxable income, a minimal provision was incurred, as not all the companies are in a taxable position. There are no deferred tax assets recorded by the Company.

      As a result of all of the above, the net loss from continuing operations for the 2004 Third Fiscal Quarter was $870,095, compared to net loss of $1,630,372 for the 2003 Third Fiscal Quarter, a decrease of $760,277. The decrease in loss was primarily the result of decreased operating losses and decreased interest costs.

      The loss from discontinued operations for the 2004 Third Fiscal Quarter was $nil, compared to net loss of $392,629 for the 2003 Third Fiscal Quarter. All of the discontinued operations have been sold.

      As a result of all of the above, the net loss for the 2004 Third Fiscal Quarter was $870,095, compared to net loss of $2,023,001 for the 2003 Third Fiscal Quarter, a decrease of $1,152,906. The 2004 Third Fiscal Quarter reduced loss resulted primarily from decreased losses from discontinued operations and continuing operations and decreased interest costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2004 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2003.

      The Company's total revenues for the 2004 First Three Fiscal Quarters are $18,386,808, compared to $28,021,958 for the 2003 First Three Fiscal Quarters, a decrease of $9,635,150 or 34.4%. Logicorp experienced a major decrease in its sales levels, due to changes in sales staff, slumping technology market and decreased government expenditures.

      Total cost of sales for the 2004 First Three Fiscal Quarters were $13,445,233 compared to $24,605,484 for the 2003 First Three Fiscal Quarters, a decrease of $11,160,251 or 45.4%. The decrease results from decreased costs associated with our service sales and changes to product mix.

      Total selling, general and administrative expenses for the 2004 First Three Fiscal Quarters were $5,942,844, compared to $6,428,657 for the 2003 First Three Fiscal Quarters, a decrease of $485,813 or 7.6%%. The decrease can be attributed to decreases in accounting and legal fees and decreased operating costs, main in the area of salaries.

      Interest and bank charges for the 2004 First Three Fiscal Quarters were $1,014,648, compared to $1,835,601 for the 2003 First Three Fiscal Quarters, a decrease of $820,953or 44.7%. The decrease results from no more amortization of the discount on the convertible debt.

      There was a $120,343 gain on short-term investments resulting from an increase in the share of the shares being held. The shares were the 238,000 shares of NTN Communications Inc. (Amex:NTN) received from the sale of Interactive's assets. There is no similar transaction in the 2003 First Three Fiscal Quarters as the transaction was effective December 15, 2003.

      There was an $181,010 gain on the disposal of property for the 2004 First Three Fiscal Quarters compared to a loss $248,587 for the 2003 First Three Fiscal Quarters. The gain resulted from the sale of two properties the company owned located at 14 and 10 Meteor Drive in Toronto, Ontario. The loss resulted from sale of another property the company had a 775 Pacific Road in Oakville, Ontario. All properties were sold to unrelated parties.

      There was no provision for income taxes recorded in the 2004 First Three Fiscal Quarters compared with a $1,305 provision for income taxes for the 2003 First Three Fiscal Quarters. As the tax provision is based upon the individual companies' taxable income, a minimal provision was incurred, as not all the companies are in a taxable position. There are no deferred tax assets recorded by the Company.

      As a result of all of the above, the net loss from continuing operations for the 2004 First Three Fiscal Quarters was $2,092,626, compared to net loss of $6,037,068 for the 2003 First Three Fiscal Quarters, a decrease of $3,944,442 or 65.3%. The decrease in loss was primarily the result of decreased operating costs.

      The gain from discontinued operations for the 2004 First Three Fiscal Quarters was $2,577,726, compared to a gain of $637,761 for the 2003 First Three Fiscal Quarters, an increase of $1,939,965. This gain was primarily the result of the gain from the sale of discontinued operations compared to a loss and the income from discontinued operations compared to losses.

      As a result of all of the above, the net income for the 2004 First Three Fiscal Quarters was $485,100, compared to net loss of $5,399,307 for the 2003 First Three Fiscal Quarters, an increase of $5,884,407. The 2004 First Three Fiscal Quarters reduced loss resulted primarily from decreased operating losses from continuing and discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital deficit changed from $23,191,579 at August 31, 2003 to $23,236,518 at May 31, 2004, an increase of $44,939.

      For the 2004 First Three Fiscal Quarters, the Company had a net decrease of cash of $184,134 compared to a net increase of $75,718 in the 2003 First Three Fiscal Quarters.

      Cash provided by operating activities for the 2004 First Three Fiscal Quarters was $432,633, compared to $460,463 provided by operating activities in the 2003 First Three Fiscal Quarters. In 2003, the major items that contributed to cash being provided by operating activities were as follows: the decrease in accounts receivable of $1,345,675 and the increase in accounts payable and accrued liabilities of $240,743. The major items that contributed to cash being provided used in operating activities were as follows: net income with non-cash expenses added back of $915,499 and the decrease in deferred revenue of $137,121. In 2003, the major item that contributed to cash being provided by operating activities were the increase in accounts payable and accrued liabilities of $2,406,141 and the increase in interest payable of $774,712. The major sources of cash used in operating activities included net loss with non-cash expenses added back of $2,522,630 and the decrease in deferred revenue of $377,031.

      Cash provided by investing activities in the 2004 First Three Fiscal Quarters was $1,071,548 compared to the $238,435 provided by investing activities in the 2003 First Three Fiscal Quarters, an increase of $833,113. The increase was the result of the sale of Interactive's assets along with purchase of BPS.

      Cash used in financing activities in the 2004 First Three Fiscal Quarters was $1,352,826, compared to the $571,878 used in the 2003 First Three Fiscal Quarters. The increase is primarily due to the payments on debt on the sale of the related assets.

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

      Actual future performance outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include, without limitation, general industrial and economic conditions; cost of capital and capital requirements; shifts in customer demands; changes in the continued availability of financial amounts and the terms necessary to support the Company's future business.

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

      As of May 31, 2004, the Company had outstanding indebtedness of approximately $5.3 million denominated in U.S. dollars. The potential foreign exchange loss resulting from a hypothetical 10% increase for the nine months ended May 31, 2004 in the devaluation of the Cdn/US dollar exchange rate would be approximately $530,000. This loss would be reflected in the balance sheet as increases in the principal amount of its dollar-denominated indebtedness and in the income statement as an increase in foreign exchange losses, reflecting the increased cost of servicing dollar-denominated indebtedness. This analysis does not take into account the positive effect that the hypothetical increase would have on accounts receivable and other assets denominated in U.S. dollars.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

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

++    Filed electronically pursuant to Item 401 of Regulation S-T.

Exhibit 21. List of Subsidiaries of Chell Group Corporation as at May 31, 2004

Name of Subsidiary(1)                                                   Jurisdiction of Incorporation

Chell Merchant Capital Group, Inc.............................................................Ontario
Logicorp Data Systems Ltd. (2) ...............................................................Alberta
Logicorp Service Group Ltd. (2) ..............................................................Alberta
123557 Alberta Ltd. (2) ......................................................................Alberta
591360 Alberta Ltd. (2) ......................................................................Alberta
eTelligent Solutions Inc. (3) ................................................................Alberta
HBA Holdings Inc. (formerly known as NTN Interactive Network Inc)..............................Canada
1113659 Ontario Ltd. ("Viewer Services) (4)...................................................Ontario
3484751 Canada Inc.............................................................................Canada
Chell.com (USA) Ltd............................................................................Nevada

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

                                                    CHELL GROUP CORPORATION


Dated: November 30, 2004                            By  /s/ David Bolink
                                                        ------------------------
                                                        DAVID BOLINK
                                                        CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: November 30, 2004                            By  /s/ David Bolink
                                                        ------------------------
                                                        DAVID BOLINK
                                                        CHIEF EXECUTIVE OFFICER


Dated: November 30, 2004                            By  /s/ David Bolink
                                                        ------------------------
                                                        DAVID BOLINK
                                                        CHIEF ACCOUNTING OFFICER